Form 10-Q
period 1995-12-31
PARKVALE FINANCIAL CORP
filed 1996-02-13
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C., 20549

                                  FORM 10-Q

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                         COMMISSION FILE NO: 0-17411

                       PARKVALE FINANCIAL CORPORATION
                      --------------------------------
           (Exact name of registrant as specified in its charter)


      PENNSYLVANIA                          25-1556590
     ---------------                      --------------
    (State of incorporation)             (I.R.S. Employer
                                          Identification Number)


         4220 William Penn Highway, Monroeville, Pennsylvania 15146
       -------------------------------------------------------------
            (Address of principal executive offices; zip code)

     Registrant's telephone number, including area code:  (412) 373-7200

           Securities registered pursuant to Section 12(b) of the Act:
                               Not Applicable

       Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock ($1.00 par value)
                       ------------------------------
                               Title of Class


  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ---    ---

  The closing sales price of the Registrant's Common Stock on February 9, 1996 was $28.50 per share.

  Number of shares of Common Stock outstanding as of February 9, 1996 was 3,206,574.




  PARKVALE FINANCIAL CORPORATION

  INDEX
  Part I.     Financial Information                          Page
  ----------------------------------                        -----

  Consolidated Statements of Financial Condition as
  of December 31, 1995 and June 30, 1995                        3

  Consolidated Statements of Operations (Unaudited)
  for the Three and Six Months ended December 31, 1995
  and 1994                                                      4

  Consolidated Statements of Cash Flows (Unaudited)
  for the Six Months ended December 31, 1995 and 1994         5-6

  Consolidated Statements of Stockholders' Equity as
  of December 31, 1995                                          6

  Notes to Unaudited Interim Consolidated Financial
  Statements                                                  7-9

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       10-15

  Part II - Other Information                                  15

  Signatures                                                   15

                       PARKVALE FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               Dollar Amounts in Thousands, except share data)

                                                 December 31,   June 30,
                                     ASSETS          1995          1995
                                                  -----------   --------
  Cash and noninterest-bearing deposits             $9,863      $10,003
  Federal funds sold                                76,776      116,581
  Interest-bearing deposits in other banks             377          194
  Investment securities available for sale
    (cost of $5,959 at December 31 and $5,890
    at June 30)                                      9,500        8,738
  Loans available for sale (fair value of $21,106
    at December 31)                                 20,981           --
  Investment securities (fair value of $125,942
    at December 31 and $123,348 at June 30)        125,880      123,817
  Mortgage-backed securities (fair value of
    $103,706 at December 31 and $101,122 at
    June 30)                                       102,289      100,881
  Loans, net                                       548,011      524,545
  Real estate owned, net of allowance of $0 at
    December 31 and June 30                          1,079           96
  Office properties and equipment, net               2,156        2,261
  Intangible assets and deferred charges               355          434
  Prepaid expenses and other assets                  8,442        8,872
                                                  --------     --------
                                   Total Assets   $905,709     $896,422
                                                  ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
  Savings deposits                                $800,858     $794,445
  Advances from Federal Home Loan Bank              20,699       20,607
  Escrow for taxes and insurance                     9,091       12,132
  Other liabilities                                  4,811        4,177
  Other debt                                         5,202        3,997
                                                  --------     --------
                              Total Liabilities   $840,661     $835,358
                                                  ========     ========
  STOCKHOLDERS' EQUITY
  Preferred Stock ($1.00 par value; 5,000,000
    shares authorized; 0 shares issued)                -            -
  Common Stock ($1.00 par value; 10,000,000
    shares authorized;December-3,448,736*
    shares issued, June - 2,757,563 shares issued    3,449        2,758
  Additional Paid in Capital                         9,377       10,056
  Treasury Stock at cost (244,525* shares in
    December and June)                              (3,434)      (3,434)
  Employee Stock Ownership Plan debt                  (108)        (154)
  Unrealized gains on securities available for
    sale                                             2,248        1,808
  Retained earnings                                 53,516       50,030
                                                  --------     --------
                     Total Stockholders' Equity     65,048       61,064
                                                  --------     --------
     Total Liabilities and Stockholders' Equity   $905,709     $896,422
                                                  ========     ========
  * Reflect the effect of the 5 for 4 stock split on October 16, 1995.

                       PARKVALE FINANCIAL CORPORATION
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar Amounts in Thousands, except per share data)

                                Three months ended  Six months ended
                                    December 31,       December 31,
                                   1995     1994       1995     1994
  Interest income:                -------  ------     ------   ------
     Loans                       $11,368  $10,225    $22,458  $20,188
     Mortgage-backed securities    1,743    1,734      3,495    3,527
     Investments                   1,986    2,215      3,930    4,320
     Federal funds sold            1,462      758      3,237    1,623
                                 -------  -------    -------   ------
     Total interest income        16,559   14,932     33,120   29,658
                                 -------  -------    -------   ------
  Interest expense:
     Savings deposits              9,588    8,093     19,268   16,189
     Borrowings                      397      395        790      788
                                 -------  -------    -------   ------
     Total interest expense        9,985    8,488     20,058   16,977
                                 -------  -------    -------   ------
  Net interest income              6,574    6,444     13,062   12,681
  Provision for loan losses          149      293        334      592
                                 -------  -------    -------   ------
  Net interest income after
     provision for losses          6,425    6,151     12,728   12,089
                                 -------  -------    -------   ------
  Other income:
     Service charges and fees        418      405        812      797
     Gain on sale of assets            -        -          -        -
     Miscellaneous                   115       87        231      177
                                 -------  -------    -------   ------
     Total other income              533      492      1,043      974
                                 -------  -------    -------   ------
  Other expenses:
     Compensation and benefits     1,754    1,636      3,487    3,191
     Office occupancy                511      489      1,009      973
     Marketing                        81      125        141      195
     FDIC and other insurance        476      472        966      952
     Office supplies, telephone,
       and postage                   208      207        398      400
     Miscellaneous                   574      544      1,124    1,069
                                 -------  -------    -------  -------
     Total other expense           3,604    3,473      7,125    6,780
                                 -------  -------    -------  -------
  Income before income taxes       3,354    3,170      6,646    6,283
  Income tax expense               1,172    1,160      2,321    2,335
                                 -------  -------    -------  -------
  Net income                      $2,182   $2,010     $4,325   $3,948
                                 =======  =======    =======  =======

  Net income per share             $0.65    $0.58      $1.29    $1.13
  Dividends per share              $0.13   $0.104      $0.26   $0.208


  All share amounts reflect the effect of the 5 for 4 stock split on October 16, 1995.

  Parkvale Financial Corporation
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  For Six Months Ended December 31, 1995 and 1994
  Increase (Decrease) in Cash and Cash Equivalents
  (Dollar Amounts in Thousands)
                                                     1995         1994
                                                   -------      -------
  Cash flows from operating activities:
     Interest received                              $32,773      $29,690
     Loan fees received                                 144          208
     Other fees and commissions received                981          909
     Interest paid                                  (20,139)     (17,060)
     Cash paid to suppliers and others               (5,890)      (6,340)
     Income taxes paid                               (2,264)      (1,850)
                                                    -------      -------
     Net cash provided by operating activities        5,605        5,557

  Cash flows from investing activities:
     Proceeds from maturities of investments         55,700       35,070
     Purchase of investment securities available
        for sale                                        (69)        (114)
     Purchase of investment securities              (57,573)     (44,767)
     (Purchase) maturity of deposits in other banks    (183)        1,283
     Purchase of mortgage-backed securities         (13,100)           --
     Purchase of loans                              (46,010)     (14,232)
     Proceeds from sales of loans                     1,382        1,231
     Principal collected on mortgage-backed
        securities                                   11,692        9,318
     Principal collected on loans                    68,550       49,843
     Loans made to customers, net of loans in
        process                                     (69,775)     (55,275)
     Other                                              (88)         (21)
                                                    -------      -------
       Net cash (used in) investing activities      (49,474)     (17,664)

  Cash flows from financing activities:
     Net increase (decrease) in checking and
        and savings accounts                         (3,240)     (24,641)
     Net increase (decrease) in certificates of
        deposit                                       9,654        5,189
     Proceeds from FHLB advances                         96           --
     Repayment of FHLB advances                          (5)         (92)
     Net increase in other borrowings                 1,205        1,068
     Decrease in borrowers' advances for tax &
        insurance                                    (3,041)      (1,408)
     Cash dividends paid                               (756)        (635)
     Net proceeds from sale of common stock              11           16
     Sale (purchase) of treasury stock                   --         (418)
                                                    -------      -------
     Net cash (used in) financing activities          3,924      (20,921)
                                                    -------      -------
  Net (decrease) in cash and cash equivalents       (39,945)     (33,028)

     Cash and equivalents at beginning of period    126,584       91,558
                                                    -------      -------
     Cash and equivalents at end of period          $86,639      $58,530
                                                    =======      =======

Reconciliation of net income to net cash            Six months ended
     provided by operating activities:                 December 31,
                                                     1995       1994
                                                    -------    -------
  Net income                                       $4,325       $3,948
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                    272          283
     Accretion and amortization of loan fees
        and discounts                                (247)          67
     Loan fees collected and deferred                 144          208
     Provision for loan losses                        334          592
     Increase in accrued interest receivable         (255)        (196)
     Decrease (increase) in other assets              354          (38)
     Decrease in accrued interest payable             (80)         (83)
     Increase in other liabilities                    758          776
                                                  -------      -------
     Total adjustments                              1,280        1,609
                                                  -------      -------
  Net cash provided by operating activities        $5,605       $5,557
                                                  =======      =======
  For purposes of reporting cash flows, cash and cash equivalents include c a s h and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $1.1 million and $ 9 0 ,000 in the six months ended December 31, 1995 and 1994, respectively.

                                PARKVALE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Dollars in thousands, except share data)
                                                                             Employee
                                                                               Stock     Unrealized                  Total
                                       Common       Paid-in     Treasury     Ownership    Security     Retained  Stockholders'
                                        Stock       Capital       Stock      Plan Debt     Gains       Earnings       Equity
                                       -------      -------     --------     ---------   ---------     --------  -------------
    Balance, June 30, 1995               $2,758     $10,056     ($3,434)        ($154)     $1,808      $50,030       $61,064

    Net income, six months ended
      December 31, 1995                                                                                  4,325         4,325

    Dividends on common stock at
      $.26 per share                                                                                      (839)         (839)

    Principal payments on employee
      stock ownership plan debt                                                    69                                     69

    Transfer to reflect 5 for 4 split       690        (690)                                                               0

    Additional borrowings by ESOP                                                 (23)                                   (23)

    Unrealized security gains                                                                 440                        440

    Exercise of stock options                 1          11                                                               12
                                         -------    --------    --------        ------     -------     -------       -------
    Balance, December 31, 1995           $3,449      $9,377    ($3,434)         ($108)     $2,248      $53,516       $65,048
                                         =======    ========    ========        ======     =======     =======       =======
                                               6

  NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  -----------------------------------------------------------------
  1.  STATEMENTS OF OPERATIONS
     The statements of operations for the three and six months ended December 31, 1995 and 1994 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and six months ended December 31, 1995 are not necessarily indicative of the results which may be expected for fiscal 1996. The Annual Report on Form 10-K for the year ended June 30, 1995 contains additional information and should be read in conjunction with this report.

  2.  STOCK SPLIT
     On September 21, 1995 the Board of Directors declared a 5-for-4 stock split of Parkvale's common stock. The additional shares were paid on October 16, 1995 to stockholders of record at the close of business on October 2, 1995. This increased the outstanding shares by 640,706. No fractional shares were issued. All share amounts in this report have been restated to reflect this stock split.

  3.  EARNINGS PER SHARE
     Primary earnings per share are based upon the weighted average number of issued and outstanding common shares including shares subject to stock options, which are deemed common stock equivalents. For the three and six months ended December 31, 1995, earnings per share were $0.65 and $1.29 per share based upon 3,367,129 and 3,361,768 average shares outstanding, respectively assuming all 256,837 option shares outstanding were exercised. For the three and six months ended December 31, 1994, the restated earnings per share were $0.58 and $1.13 per share based upon 3,486,551 and 3,491,255 average shares outstanding, respectively assuming all 255,353 option shares then outstanding were exercised.

  4. CHANGE IN METHOD OF ACCOUNTING FOR CERTAIN INVESTMENTS
     In June 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, ("FAS 114"), "Accounting by Creditors for Impairment of a Loan," which was amended by FAS 118 in October 1994. The Statements require all creditors to account for impaired loans, other than homogeneous loans such as residential or consumer loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. In accordance with the Statements, the Bank has adopted FAS 114 and 118 as of July 1, 1995. (See Note 5.)

     In November 1995, the FASB issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which provides an opportunity for a one time reassessment of the classification of the remaining held-to-maturity securities. For comparative purposes, $21.0 million of loans have been reclassified as available for sale at December 31, 1995 and were reported using the cost basis at December 31, 1995. The fair value of such loans was $21.1 million at December 31, 1995.

     In May 1995, the FASB issued FAS 122, "Accounting for Mortgage Servicing Rights." This Statement amends certain provisions of Statement 65, "Accounting for Certain Mortgage Banking Activities," to allow enterprises engaging in mortgage banking activities to recognize as separate assets rights to service mortgage loans for loans originated by the enterprise. The Bank has elected to adopt FAS 122 as of July 1, 1995. There was no impact on the results of operations for the six months ended December 31, 1995.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ("FAS 123"), "Accounting for Stock-Based Compensation," which establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is currently utilized. However, FAS 123 does not require an entity to adopt the new fair value based method for purposes of preparing basic financial statements. If an entity chooses not to adopt the new fair value based method, FAS 123 requires as entity to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. FAS 123 is effective for financial statements with fiscal years beginning after December 15, 1995. Currently, the Bank has not determined whether it will adopt the fair value based method and accordingly, cannot estimate the impact on the basic financial statements that FAS 123 will have upon adoption.

  5.  LOANS:

  Loans are summarized as follows:
                                                 December 31,    June 30,
                                                     1995         1995
                                                  ----------   ----------
                          (Dollar Amounts in Thousands)
  First mortgage loans:
      Residential:
      1-4 Family                                   $463,233     $423,439
      Multi-family                                   19,545       22,894
      Commercial                                     20,376       18,435
      Other                                           2,954        3,196
                                                   --------     --------
                                                    506,108      467,964
  Consumer loans                                     72,946       69,197
  Commercial business loans                           6,202        4,542
  Loans on savings accounts                           3,175        3,253
                                                   --------     --------
                                                    588,431      544,956
  Less:
      Loans in process                                3,584        4,816
      Allowance for loan losses                      13,532       13,136
      Unamortized discount and deferred loan fees     2,323        2,459
                                                   --------     --------
  Total Loan Portfolio                             $568,992     $524,545
      Less:  Loans available for sale                20,981           --
                                                   --------     --------
  Loans, net                                       $548,011     $524,545
                                                   ========     ========

  Nonaccrual loans                                   $1,300       $2,031
     as a percent of total assets                     0.14%        0.23%

  The amount of additional interest income that had not been recognized in interest income was $69 at December 31, 1995 and $127 at June 30, 1995.

  The following summary sets forth the activity in the allowance for loan losses for the six months ended December 31:
                                                     1995         1994
                                                   -------      -------
  Beginning balance                                $13,136      $12,056
  Provision for losses - mortgage loans                221          525
  Provision for losses - consumer loans                113           67
  Provision for losses - commercial loans               --           --
  Loans recovered                                      120           12
  Loans charged off                                    (58)         (70)
                                                   -------      -------
  Ending balance                                   $13,532      $12,590
                                                   =======      =======

  Management considers non-accrual, substandard and doubtful commercial and other real estate loans to be potentially imparied under the provisions of FAS 114 and 118. The collateral evaluation values of real estate are deemed to represent the most reliable indication of fair market value.

                       PARKVALE FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
               ----------------------------------------------
            (Dollar Amounts in Thousands, except per share data)

  Balance Sheet Data:                            December 31,
                                                1995      1994
                                               ------    ------
  Total assets                               $905,709  $858,810
  Loans receivable                            568,992   512,911
  Interest-bearing deposits and federal funds
     sold                                      77,153    49,121
  Investment and mortgage-backed securities   237,669   275,043
  Savings deposits                            800,858   759,103
  FHLB Advances                                20,699    20,612
  Other borrowings                              5,202     4,762
  Stockholders' Equity                         65,048    59,664
  Book value per share                         $20.30    $17.90

  Statistical Profile:
                                    Three Months Ended   Six Months Ended
                                     December 31,  (1)   December 31,  (1)
                                         1995     1994     1995     1994
                                        ------   ------   ------   ------
  Average yield earned on all
   interest-earning assets              7.50%    7.11%     7.51%    6.99%
  Average rate paid on all
   interest-bearing liabilities         4.85%    4.33%     4.87%    4.30%
  Average interest rate spread          2.66%    2.78%     2.64%    2.69%
  Net yield on average
   interest-earning assets              2.98%    3.07%     2.96%    2.98%
  Other expenses to average assets      1.60%    1.62%     1.58%    1.57%
  Taxes to pre-tax income              34.94%   36.59%    34.92%   37.16%
  Return on average assets              0.97%    0.94%     0.96%    0.91%
  Return on average equity             14.00%   13.82%    14.08%   13.74%
  Average equity to average total
   assets                               6.91%    6.78%     6.82%    6.65%


                                               At December 31,
                                                1995      1994
                                               ------    ------
  One year gap to total assets                   5.55%     4.69%
  Intangibles to total equity                    0.55%     0.86%
  Capital to assets ratio                        7.18%     6.95%
  Ratio of nonperforming assets to total
    assets                                       0.26%     0.19%
  Number of full-service offices                  28        27




  (1) The applicable income and expense figures have been annualized in calculating the percentages.

  RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994.
  ----------------------------------------------------------------------

  For the three months ended December 31, 1995, Parkvale had net income of $2.2 million versus $2.0 million for the comparable period in 1994.
  This increase was primarily due to a $130,000 increase in net interest income and a $144,000 decrease in loan loss provisions, which more than offset an increase in other expense of $131,000. Net interest income for the quarter ended December 31, 1995 increased to $6.6 million from $6.4 million for the quarter ended December 31, 1994.

  INTEREST INCOME:
  ----------------
  Parkvale had interest income of $16.6 million during the three months ended December 31, 1995 versus $14.9 million during the comparable period in 1994. This $1.6 million or 10.9% increase is the result of a $42.5 million or 5.1% increase in the average balance of interest-earning assets, compounded by a 39 basis point increase in the average yield from 7.11% in 1994 to 7.50% in 1995. Interest income from loans increased $1.1 million or 11.2% as a result of a $36.2 million or 7.1% increase in the average outstanding loan balances, compounded by an increase in the average yield from 8.01% to 8.32%. Interest income on mortgage-backed securities increased slightly by $9,000 from the 1994 quarter due to an increase in the average yield from 6.49% to 6.69%, offset by a $2.7 million decrease in the average balance. Investment securities interest income decreased by $229,000 or 10.3% from the 1994 quarter. Although the average yield on investments increased by 61 basis points from 5.39% to 6.00%, this was not sufficient to offset an average investment balance decrease of $31.9 million or 19.4%.
  Interest income earned on Federal funds sold increased $704,000 from the 1994 quarter due to an increase in the average balance of $40.8 million, magnified by a 71 basis point increase in the average yield from 5.17% to 5.88%. At December 31, 1995, the weighted average yield on all interest earning assets was 7.50%.

  INTEREST EXPENSE:
  -----------------
  Interest expense increased $1.5 million or 17.6% from the 1994 to the 1995 quarter. The increase was due to a $39.1 million or 5.0% increase in the average deposits and borrowings, compounded by an increase in the average rate paid on deposits and borrowings from 4.33% in 1994 to 4.85% in 1995. At December 31, 1995, the average rate payable on liabilities was 4.81% for deposits, 6.20% for borrowings and 4.85% for combined deposits and borrowings.

  PROVISION FOR LOAN LOSSES:
  --------------------------
  Parkvale's provision for loan losses decreased by $144,000 or 49.2% from the 1994 to the 1995 quarter. The aggregate general valuation allowances were 1.47% of total assets at December 31, 1995, versus 1.44% and 1.43% at June 30, 1995 and December 31, 1994.

  Non-performing loans and real estate owned were $2.4 million, $2.1 million and $1.6 million at December 31, 1995, June 30, 1995 and December 31, 1994, representing 0.26%, 0.24% and 0.19% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 1995 were $13.5 million, which represents 2.35% of the net loan portfolio. The increase of $252,000 in non-performing assets from June 30, 1995 is primarily due to increased non-accrual, commercial mortgage loans. The increase of $752,000 in non-performing assets from December 31, 1994 to December 31, 1995 is due to the transfer of an $899,000 first mortgage loan on a multi-family residential apartment complex into real estate owned. Such REO is slated for sale in February 1996 without a loss.

  Loans are placed on non-accrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as non-accrual loans.

  OTHER INCOME:
  -------------
  Total other income increased by $41,000 or 8.3% from 1994 to 1995 primarily due to a $46,000 increase in income from the tax deferred annuity and mutual fund products.

  OTHER EXPENSE:
  --------------
  Total other expense increased by $131,000 or 3.8% primarily from an $118,000 increase in compensation and employee benefit expenses. Annualized operating expenses as a percentage of average assets were 1.60% for the quarter ended December 31, 1995 versus 1.62% during the comparable 1994 quarter.

  Compensation and employee benefit expenses increased $118,000 or 7.2% for the comparable quarter in 1994. This increase represents merit pay increases and the staffing costs for an additional office opened in February 1995.


  RESULTS OF OPERATION - COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1995
  AND 1994
  -----------------------------------------------------------------------

  For the six months ended December 31, 1995, Parkvale had net income of $4.3 million versus $3.9 million for the comparable period in 1994. This $377,000 increase was due mainly to an increase in net interest income of $381,000 and a reduced provision for loan losses of $258,000, which more than offset an increase operating expenses of $345,000. Net interest income for the six months ended December 31, 1995 increased to $13.1 million from $12.7 million for the six months ended December 31, 1994 as a direct result of higher interest rates. The average interest rate spread decreased slightly from 2.69% in 1994 to 2.64% in 1995.

  INTEREST INCOME:
  ----------------
  Parkvale had interest income of $33.1 million during the six months ended December 31, 1995 and $29.6 million during the comparable period in 1994. This 3.5 million or 11.7% increase is attributable to an increase in the average interest-earning asset portfolio of $33.6 million, magnified by a 52 basis point increase in the average yield from 6.99% in 1994 to 7.51% in 1995. Interest income from loans increased $2.3 million or 11.2%. The average yield increased from 8.01% in 1994 to 8.32% in 1995 and the average loan balance increased $35.5 million. Interest income on mortgage-backed securities declined slightly by $32,000 or 0.9% from the first six months of the previous fiscal year. This was due to a decrease in the average portfolio of $5.3 million, offset by an increase in the average yield from 6.46% to 6.74%. Income from investments decreased by $390,000 or 9.0% from 1994. Although the average yield increased 96 basis points from 5.14% to 6.10%, the average balance decreased significantly by $39.3 million or
  23.4%.   Federal funds sold income increased $1.6 million or 99.5% from the prior six months ended December 1994. This was due to a $42.8 million increase in the average balance and a 105 basis point increase in the average yield from 4.85% in 1994 to 5.90% in 1995.

  INTEREST EXPENSE:
  -----------------
  Interest expense increased $3.1 million or 18.2% from the 1994 six month period to the 1995 six month period. The increase was due to a $33.9 million or 4.3% increase in the average deposits and borrowings, compounded by a 57 basis point increase in the average rate paid on deposits and borrowings from 4.30% in 1994 to 4.87% in 1995.

  PROVISION FOR LOAN LOSSES:
  --------------------------
  Parkvale's provision for loan losses decreased by $258,000 or 43.6% from the 1994 to the 1995 period. The aggregate general valuation allowances were 1.47%, 1.44% and 1.43% of total assets at December 31, 1995, June 30, 1995 and December 31, 1994, respectively.

  OTHER INCOME:
  -------------
  Other income increased slightly by $69,000 or 7.1% due primarily to an $83,000 increase of income from tax deferred annuities.

  OTHER EXPENSES:
  ---------------
  Other expenses increased by $345,000 or 5.1% for the six month period ending December 31, 1995 compared to the same period in 1994. This change was from an increase in compensation and benefit expenses.

  Compensation and benefit expenses increased $296,000 or 9.3% during the six month period ended December 31, 1995 as a result of merit pay and benefit expense increases.

  INCOME TAXES:
  -------------
  The provision for income taxes under FAS 109 consists of the following for the six months ended December 31, 1994: Current provision - Federal $1,916,000; State $327,000 and Deferred Federal $78,000 with the total aggregating $2,321,000. The deferred tax asset decreased by $315,000 from June 30, 1995 to December 31, 1995 which primarily reflects the tax effect of appreciation in assets classified as available for sale under FAS 115. The effective tax rate for the six months ended December 31, 1995 was 34.9% and 37.2% for the comparable period in 1994.

  LIQUIDITY AND CAPITAL RESOURCES:
  --------------------------------
  The loan portfolio increased $44.4 million from June 30, 1995 to December 31, 1995 resulting from the combination of the deployment of funds from investments in federal funds sold and an increase in deposit balances of $6.4 million. Federal funds sold decreased by $39.8 million.

  Stockholders' equity was $65.0 million or 7.18% of total assets at December 31, 1995. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 1994, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.77% and 13.87%, respectively.

  The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 1995:
                                         Tier I    Tier I     Tier II
                                          Core   Risk-Based Risk-Based
                                        Capital   Capital    Capital
                                         ------    ------     ------
  Equity Capital (1)                    $64,593   $64,593    $64,593
  Less non-allowable intangible assets    (355)     (355)      (355)
  Less Unrealized securities gains      (2,195)   (2,195)    (2,195)
  Plus general valuation allowances (2)     --        --       6,145
                                        -------   -------    -------
     Total regulatory capital            62,043    62,043     68,188
  Minimum required capital               36,640    19,665     39,329
                                        -------   -------    -------
     Excess regulatory capital          $25,403   $42,378    $28,859
                                        =======   =======    =======
  Regulatory capital as a percentage (3)   6.77%    12.62%     13.87%
  Minimum capital required as a
     percentage                            4.00%     4.00%      8.00%
  Excess regulatory capital as a          ------    ------     ------
     percentage                            2.77%     8.62%      5.87%
                                          ======    ======     ======
  (1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended December 31, 1995.
  (2)  Limited to 1.25% of risk adjusted total assets.
  (3) Tier I capital is computed as a percentage of adjusted total assets of $916,002. Tier I and Tier II risk-based capital are computed as a percentage of adjusted risk-weighted assets of $491,614.

  As part of the budget reconciliation process, it appears that Congress has focused on reaching a fair and balanced solution to the much discussed and highly controversial Bank Insurance Fund/Savings Association Insurance Fund (BIF/SAIF) issue. As the package stands now, it appears that there will be a one-time assessment on SAIF-insured deposits of 85-90 basis points to recapitalize SAIF. While the one-time assessment to Parkvale would amount to approximately $6.8 million on a pre-tax basis, it would allow SAIF-insured institutions like Parkvale to compete on equal footing with BIF insured institutions by eliminating the current yearly deposit insurance premium disparity by reducing the premium from 23 basis points to 4 basis points per $100 of insured deposits. This would reduce Parkvale's annual FDIC deposit insurance costs by approximately $1.5 million. Parkvale enthusiastically supports the payment of a one-time assessment as a means of recapitalizing SAIF and successfully resolving the BIF/SAIF premium disparity.

  Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

  IMPACT OF INFLATION AND CHANGING PRICES:
  ----------------------------------------
  The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

  PART II - OTHER INFORMATION
  ----------------------------
  Item 1.  Legal Proceedings                                None
  Item 2.  Changes in Securities                            N/A
  Item 3.  Defaults Upon Senior Securities                  N/A
  Item 4.  Submission of Matters to a Vote of Security
           Holders                                          None
  Item 5.  Other Information                                None
  Item 6.  Exhibits and Reports on Form 8-K
      (a)  Exhibits                                         None
      (b)  Reports on Form 8-K                              None

                                 SIGNATURES
                                 ----------
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Parkvale Financial Corporation

  DATE: February 13, 1996                By:  Robert J. McCarthy, Jr.
                                            ---------------------------
                                            Robert J. McCarthy, Jr.
                                            President and Chief Executive
                                             Officer

  DATE: February 13, 1996                By:  Timothy G. Rubritz
                                            -----------------------
                                            Timothy G. Rubritz
                                            Vice President - Treasurer
                                             (Chief Financial Officer)