Form 10-Q
period 1996-03-31
PARKVALE FINANCIAL CORP
filed 1996-05-06
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C., 20549

                                  FORM 10-Q

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                         COMMISSION FILE NO: 0-17411

                       PARKVALE FINANCIAL CORPORATION
                      --------------------------------
           (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                    25-1556590
  -------------------                               ---------------
  (State of incorporation)                         (I.R.S. Employer
                                                 Identification Number)

         4220 William Penn Highway, Monroeville, Pennsylvania 15146
         ----------------------------------------------------------
            (Address of principal executive offices; zip code)

     Registrant's telephone number, including area code:  (412) 373-7200


           Securities registered pursuant to Section 12(b) of the Act:
                               Not Applicable

         Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock ($1.00 par value)
                      --------------------------------
                               Title of Class


  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ----   ----
  The closing sales price of the Registrant's Common Stock on May 1, 1996 was $28.00 per share.

  Number of shares of Common Stock outstanding as of May 1, 1996 was 3,232,643.

  PARKVALE FINANCIAL CORPORATION

  INDEX

  Part I.     Financial Information                          Page
  ---------------------------------                        ------
  Consolidated Statements of Financial Condition as
  of March 31, 1996 and June 30, 1995                           3

  Consolidated Statements of Operations (Unaudited)
  for the Three and Nine Months ended March 31, 1996
  and 1995                                                      4

  Consolidated Statements of Cash Flows (Unaudited)
  for the Nine Months ended March 31, 1996 and 1995           5-6

  Consolidated Statements of Stockholders' Equity as
  of March 31, 1996                                             6

  Notes to Unaudited Interim Consolidated Financial
  Statements                                                  7-9

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       10-16

  Part II - Other Information                                  16

  Signatures                                                   17

                       PARKVALE FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (Dollar Amounts in Thousands, except share data)

                                                  March 31,    June 30,
                                     ASSETS          1996         1995
                                                  ---------    ---------
  Cash and noninterest-bearing deposits            $10,066      $10,003
  Federal funds sold                                87,775      116,581
  Interest-bearing deposits in other banks             234          194
  Investment securities available for sale
    (cost of $6,823 at March 31 and $5,890
    at June 30)                                     10,463        8,738
  Investment securities (fair value of $91,136
    at March 31 and $123,348 at June 30)            92,126      123,817
  Mortgage-backed securities (fair value
    of $109,598 at March 31 and $101,122 at
    June 30)                                       108,536      100,881
  Loans, net                                       593,985      524,545
  Real estate owned, net                               239           96
  Office properties and equipment, net               2,091        2,261
  Intangible assets and deferred charges               316          434
  Prepaid expenses and other assets                  8,185        8,872
                                                   --------     --------
                                   Total Assets   $914,016     $896,422
                                                  ========     ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
  Savings deposits                                $805,825     $794,445
  Advances from Federal Home Loan Bank              20,696       20,607
  Escrow for taxes and insurance                     8,764       12,132
  Other liabilities                                  5,694        4,177
  Other debt                                         5,175        3,997
                                                  --------     --------
                              Total Liabilities   $846,154     $835,358
                                                  ========     ========
  STOCKHOLDERS' EQUITY
  Preferred Stock ($1.00 par value; 5,000,000
    shares authorized; 0 shares issued)                -            -
  Common Stock ($1.00 par value; 10,000,000
    shares authorized; March-3,448,736*
    shares issued, June-2,757,563 shares issued)     3,449        2,758
  Additional Paid in Capital                         8,992       10,056
  Treasury Stock at cost (216,093* shares in
    March and 244,525* shares in June)             (2,894)      (3,434)
  Employee Stock Ownership Plan debt                  (75)        (154)
  Unrealized gains on securities available for
    sale                                             2,311        1,808
  Retained earnings                                 56,079       50,030
                                                  --------     --------
                     Total Stockholders' Equity     67,862       61,064
                                                  --------     --------
     Total Liabilities and Stockholders' Equity   $914,016     $896,422
                                                  ========     ========
  * Reflect the effect of the 5 for 4 stock split on October 16, 1995.

                       PARKVALE FINANCIAL CORPORATION
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar Amounts in Thousands, except per share data)

                                 Three months ended  Nine months ended
                                      March 31,          March 31,
                                   1996     1995       1996     1995
  Interest income:                ------   ------     ------   ------
     Loans                       $11,900  $10,612    $34,358  $30,800
     Mortgage-backed securities    1,644    1,697      5,139    5,224
     Investments                   1,583    2,205      5,513    6,525
     Federal funds sold            1,405      814      4,642    2,437
                                 -------  -------    -------  -------
          Total interest income   16,532   15,328     49,652   44,986
                                 -------  -------    -------  -------
  Interest expense:
     Savings deposits              9,483    8,402     28,751   24,591
     Borrowings                      398      384      1,188    1,172
                                 -------  -------    -------  -------
          Total interest expense   9,881    8,786     29,939   25,763
                                 -------  -------    -------  -------
  Net interest income              6,651    6,542     19,713   19,223
  Provision for loan losses          168      273        502      865
                                 -------  -------    -------  -------
     Net interest income after
          provision for losses     6,483    6,269     19,211   18,358
                                 -------  -------    -------  -------
  Other income:
     Service charges and fees        406      411      1,218    1,208
     Gain on sale of assets          969        -        969        -
     Miscellaneous                   150       85        381      262
                                 -------  -------    -------  -------
          Total other income       1,525      496      2,568    1,470
                                 -------  -------    -------  -------
  Other expenses:
     Compensation and benefits     1,751    1,744      5,238    4,935
     Office occupancy                514      520      1,523    1,493
     Marketing                        51       79        192      274
     FDIC and other insurance        491      466      1,457    1,418
     Office supplies, telephone,
       and postage                   235      231        633      631
     Miscellaneous                   540      516      1,664    1,585
                                  ------  -------    -------  -------
          Total other expense      3,582    3,556     10,707   10,336
                                  ------  -------    -------  -------
  Income before income taxes       4,426    3,209     11,072    9,492
  Income tax expense               1,443    1,163      3,764    3,498
                                 -------  -------    -------  -------
  Net income                      $2,983   $2,046     $7,308   $5,994
                                 =======  =======    =======  =======

  Net income per share             $0.88    $0.60      $2.17    $1.73
  Dividends per share              $0.13   $0.104      $0.39   $0.312

  All share amounts reflect the effect of the 5 for 4 stock split on October 16, 1995.

  Parkvale Financial Corporation
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  For Nine Months Ended March 31, 1996 and 1995
  Increase (Decrease) in Cash and Cash Equivalents
  (Dollar Amounts in Thousands)
                                                     1996         1995
  Cash flows from operating activities:           --------     --------
     Interest received                              $49,884      $45,093
     Loan fees received                                 202          256
     Other fees and commissions received              1,506        1,335
     Interest paid                                 (29,983)     (25,805)
     Cash paid to suppliers and others             (10,096)     (10,703)
     Income taxes paid                              (2,563)      (2,029)
                                                   --------     --------
     Net cash provided by operating activities        8,950        8,147

  Cash flows from investing activities:
     Proceeds from sales of investment
       securities available for sale                     --           36
     Proceeds from maturities of investments        114,700       64,010
     Purchase of investment securities available
       for sale                                       (609)        (330)
     Purchase of investment securities             (83,049)     (53,585)
     (Purchase) maturity of deposits in other banks    (40)        1,314
     Purchase of mortgage-backed securities        (25,211)           --
     Purchase of loans                             (83,066)     (17,855)
     Proceeds from sales of loans                     1,934        1,827
     Principal collected on mortgage-backed
       securities                                    17,556       11,552
     Principal collected on loans                   110,574       75,025
     Loans made to customers, net of loans in
       process                                     (98,640)     (82,634)
     Other                                            (114)        (197)
                                                   --------     --------
       Net cash (used in) investing activities     (45,965)        (837)

  Cash flows from financing activities:
     Net increase (decrease) in checking
        and savings accounts                           247     (42,143)
     Net increase in certificates of deposit        11,133       29,899
     Proceeds from FHLB advances                        96           --
     Repayment of FHLB advances                        (7)         (94)
     Net increase in other borrowings                1,178          185
     Decrease in borrowers' advances for tax &
       insurance                                   (3,368)      (1,614)
     Cash dividends paid                           (1,173)        (982)
     Net proceeds from sale of common stock             11           39
     Treasury stock activity                           155      (1,908)
                                                  --------     --------
     Net cash provided by (used in) financing
         activities                                  8,272     (16,618)
                                                  --------     --------
  Net (decrease) in cash and cash equivalents     (28,743)      (9,308)

     Cash and equivalents at beginning of period   126,584       91,558
                                                  --------     --------
     Cash and equivalents at end of period         $97,841      $82,250
                                                  ========     ========

Reconciliation of net income to net cash            Nine months ended
     provided by operating activities:                    March 31,
                                                     1996          1995
                                                    -------      ------
  Net income                                       $7,308       $5,994
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                    403          426
     Accretion and amortization of loan fees
       and discounts                                (403)        (193)
     Loan fees collected and deferred                 202          256
     Provision for loan losses                        502          865
     Gain on sale of assets                         (969)           --
     Decrease in accrued interest receivable          403           67
     Increase in other assets                       (132)        (427)
     Decrease in accrued interest payable            (44)         (42)
     Increase in other liabilities                  1,680        1,201
                                                  -------      -------
     Total adjustments                              1,642        2,153
                                                  -------      -------
  Net cash provided by operating activities        $8,950       $8,147
                                                  =======      =======
  For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $1.2 million and $134,000 in the nine months ended March 31, 1996 and 1995, respectively.

                                PARKVALE FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands, except share data)
                                                                            Employee
                                                                              Stock      Unrealized                  Total
                                       Common       Paid-in     Treasury     Ownership    Security    Retained    Stockholders'
                                        Stock       Capital       Stock      Plan Debt     Gains       Earnings       Equity
                                      ---------    ---------    ---------    ----------  ----------   ----------  -------------
    Balance, June 30, 1995               $2,758      $10,056     ($3,434)        ($154)       $1,808     $50,030       $61,064

    Net income, nine months ended
      March 31, 1996                                                                                       7,308         7,308
    Dividends on common stock at
      $.39 per share                                                                                     (1,259)       (1,259)
    Principal payments on employee
      stock ownership plan debt                                                     177                                    177
    Transfer to reflect 5 for 4 split       690        (690)                                                                 0

    Treasury stock contributed to
      benefit plans                                                   116                                                  116

    Additional borrowings by ESOP                                                  (98)                                   (98)

    Unrealized security gains                                                                    503                       503

    Exercise of stock options                 1        (374)          424                                                   51
                                         ------       ------     --------         -----       ------     -------       -------
    Balance, March 31, 1996              $3,449       $8,992     ($2,894)         ($75)       $2,311     $56,079       $67,862
                                         ======       ======     ========         =====       ======     =======       =======
                                                       6

  NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  ---------------------------------------------------------------------
  1.  STATEMENTS OF OPERATIONS
     The statements of operations for the three and nine months ended March 31, 1996 and 1995 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and nine months ended March 31, 1996 are not necessarily indicative of the results which may be expected for fiscal 1996. The Annual Report on Form 10-K for the year ended June 30, 1995 contains additional information and should be read in conjunction with this report.

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

  3.  EARNINGS PER SHARE
     Primary earnings per share are based upon the weighted average number of issued and outstanding common shares including shares subject to stock options, which are deemed common stock equivalents. For the three and nine months ended March 31, 1996, earnings per share were $0.88 and $2.17 per share based upon 3,360,989 and 3,361,508 average shares outstanding, respectively assuming all 240,194 option shares outstanding were exercised. For the three and nine months ended March 31, 1995, the restated earnings per share were $0.60 and $1.73 per share based upon 3,409,046 and 3,463,853 average shares outstanding, respectively assuming all 249,025 option shares then outstanding were exercised.

  4. CHANGE IN METHOD OF ACCOUNTING
     In June 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, ("FAS 114"), "Accounting by Creditors for Impairment of a Loan," which was amended by FAS 118 in October 1994. The Statements require all creditors to account for impaired loans, other than homogeneous loans such as residential or consumer loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. In accordance with the Statements, the Bank has adopted FAS 114 and 118 as of July 1, 1995. (See Note 5.)

     In May 1995, the FASB issued FAS 122, "Accounting for Mortgage Servicing Rights." This Statement amends certain provisions of Statement 65, "Accounting for Certain Mortgage Banking Activities," to allow enterprises engaging in mortgage banking activities to recognize as separate assets rights to service mortgage loans for loans originated by the enterprise. The Bank has elected to adopt FAS 122 as of July 1, 1995. There was no impact on the results of operations for the nine months ended March 31, 1996.

     In October 1995, the FASB issued FAS 123, "Accounting for Stock-Based Compensation." FAS 123 defines a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The standard encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for its plans as prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees." If an entity elects to continue to use the accounting in Opinion 25, pro forma disclosures of net income and earnings per share must be made as if the fair value method of accounting, as defined by FAS 123 had been applied. FAS 123 is effective for financial statements with fiscal years beginning after December 15, 1995. At this time, management expects to continue its accounting in accordance with APB Opinion 25.

  5.  LOANS:
  Loans are summarized as follows:
                                                   March 31,      June 30,
                                                     1996         1995
                                                   ---------    ---------
                          (Dollar Amounts in Thousands)
  First mortgage loans:
     Residential:
      1-4 Family                                   $486,496     $423,439
      Multi-family                                   18,081       22,894
     Commercial                                      19,427       18,435
     Other                                            2,396        3,196
                                                   --------     --------
                                                    526,400      467,964
  Consumer loans                                     72,792       69,197
  Commercial business loans                           9,199        4,542
  Loans on savings accounts                           3,297        3,253
                                                   --------     --------
                                                    611,688      544,956
  Less:
     Loans in process                                 2,778        4,816
     Allowance for loan losses                       13,853       13,136
     Unamortized discount and deferred loan fees      1,072        2,459
                                                   --------     --------
  Loans, net                                       $593,985     $524,545
                                                   ========     ========

  Nonaccrual loans                                   $1,390       $2,031
     as a percent of total assets                     0.15%        0.23%

  The amount of additional interest income that had not been recognized in interest income was $123 at March 31, 1996 and $127 at June 30, 1995. The following summary sets forth the activity in the allowance for loan losses for the nine months ended March 31:
                                                     1996         1995
                                                   -------      -------
  Beginning balance                                $13,136      $12,056
  Provision for losses - mortgage loans                337          792
  Provision for losses - consumer loans                165           73
  Provision for losses - commercial loans               --           --
  Loans recovered                                      303           73
  Loans charged off                                   (88)         (94)
                                                    -------      -------
  Ending balance                                   $13,853      $12,900
                                                    =======      =======

  Management considers non-accrual, substandard and doubtful commercial and other real estate loans to be potentially impaired under the provisions of FAS 114 and 118. The collateral evaluation values of real estate are deemed to represent the most reliable indication of fair market value. Less than 8% of the gross loan portfolio is invested in multi-family and commercial real estate loans and commercial business loans. Multi-family and commercial loans include $1.3 million classified as substandard and $1.3 million categorized as special mention. Of the above impaired loans, only $647,000 are non-accrual loans as such loans are more than 90 days delinquent.

                        PARKVALE FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

            (Dollar Amounts in Thousands, except per share data)

  Balance Sheet Data:                             March 31,
                                                1996      1995
                                               ------    ------
  Total assets                               $914,016  $865,898
  Loans receivable                            593,985   517,927
  Interest-bearing deposits and federal funds
    sold                                       88,009    74,202
  Investment and mortgage-backed securities   211,125   253,452
  Savings deposits                            805,825   766,310
  FHLB Advances                                20,696    20,610
  Other borrowings                              5,175     3,878
  Stockholders' Equity                         67,862    60,172
  Book value per share                         $20.99    $18.46

  Statistical Profile:
                                      Three Months Ended   Nine Months Ended
                                        March 31,  (1)      March 31,  (1)
                                         1996    1995      1996    1995
                                       -------  -------  -------  -------
  Average yield earned on all
   interest-earning assets              7.45%    7.32%     7.49%    7.10%
  Average rate paid on all
   interest-bearing liabilities         4.78%    4.49%     4.84%    4.36%
  Average interest rate spread          2.67%    2.83%     2.65%    2.74%
  Net yield on average
   interest-earning assets              3.00%    3.13%     2.97%    3.03%
  Other expenses to average assets      1.58%    1.66%     1.58%    1.60%
  Taxes to pre-tax income              32.60%   36.24%    34.00%   36.85%
  Return on average assets              1.32%    0.95%     1.08%    0.93%
  Return on average assets without
    gain on sale of asset               0.99%    0.95%     0.97%    0.93%
  Return on average equity             18.51%   13.71%    15.60%   13.55%
  Return on average equity without
    gain on sale of asset              13.99%   13.71%    14.05%   13.55%
  Average equity to average total
    assets                              7.11%    6.96%     6.92%    6.84%

                                                 At March 31,
                                                1996      1995
                                               ------    ------
  One year gap to total assets                   0.62%     6.35%
  Intangibles to total equity                    0.47%     0.79%
  Capital to assets ratio                        7.42%     6.95%
  Ratio of nonperforming assets to total
    assets                                       0.18%     0.18%
  Number of full-service offices                 28        28

  (1) The applicable income and expense figures have been annualized in calculating the percentages.

  RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996
  AND 1995
  -----------------------------------------------------------------------

  For the three months ended March 31, 1996, Parkvale had net income of $3.0 million versus $2.0 million for the comparable period in 1995.
  This increase reflects the recognition of a $969,000 ($736,000 net of taxes) previously deferred gain related to a loan payoff facilitating the sale of real estate, as discussed further below under "Other Income." Without such gain recognition, net income from core earnings for the quarter would have been $2.2 million or $0.67 per share. The increase in net income from core earnings was due to a $109,000 increase in net interest income and a $105,000 decrease in loan loss provisions.

  INTEREST INCOME:
  ----------------
  Parkvale had interest income of $16.5 million during the three months ended March 31, 1996 versus $15.3 million during the comparable period in 1995. This $1.2 million or 7.9% increase is the result of a $50.2 million or 6.0% increase in the average balance of interest-earning assets, compounded by a 13 basis point increase in the average yield from 7.32% in 1995 to 7.45% in 1996. Interest income from loans increased $1.3 million or 12.1% as a result of a $60.7 million or 11.8% increase in the average outstanding loan balances. Interest income on mortgage-backed securities decreased slightly by $53,000 from the 1995 quarter due to a decrease of $4.3 million in the average balance, offset by a slight increase in the average yield from 6.52% in 1995 to 6.58% in 1996. Investment securities interest income decreased by $622,000 or 28.2% from the 1995 quarter. Although the average yield on investments increased by 39 basis points from 5.39% to 5.78%, this was not sufficient to offset an average investment balance decrease of $54.3 million or 33.2%. Interest income earned on Federal funds sold increased $591,000 from the 1995 quarter due to an increase in the average balance of $48.1 million, offset by a 43 basis point decrease in the average yield from 5.84% to 5.41%. At March 31, 1996, the weighted average yield on all interest earning assets was 7.43%.

  INTEREST EXPENSE:
  -----------------
  Interest expense increased $1.1 million or 12.5% from the 1995 to the 1996 quarter. The increase was due to a $43.9 million or 5.6% increase in the average deposits and borrowings, compounded by an increase in the average rate paid on deposits and borrowings from 4.49% in 1995 to 4.78% in 1996. At March 31, 1996, the average rate payable on liabilities was 4.67% for deposits, 6.21% for borrowings and 4.71% for combined deposits and borrowings.

  PROVISION FOR LOAN LOSSES:
  --------------------------
  Parkvale's provision for loan losses decreased by $105,000 or 38.5% from the 1995 to the 1996 quarter. The aggregate general valuation allowances were 2.30% of net loans at March 31, 1996, versus 2.47% and 2.44% at June 30, 1995 and March 31, 1995.

  Non-performing loans and real estate owned were $1.6 million, $2.1 million and $1.6 million at March 31, 1996, June 30, 1995 and March 31, 1995, representing 0.18%, 0.24% and 0.18% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31,

  1996 were $13.8 million, which represents 2.32% of the net loan portfolio. The decrease of $498,000 in non-performing assets from June 30, 1995 is primarily due to a sale of property related to a previously reported non-accruing multi-family loan of $873,000, offset by an increase to non-accruing single-family dwellings of $329,000 and an increase in real estate owned of $143,000.

  Loans are placed on non-accrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as non-accrual loans.

  OTHER INCOME:
  -------------
  Total other income increased by $1.0 million in 1996. This is primarily due from the recognition of a $969,000 previously deferred gain related to a first mortgage loan payoff facilitating the sale of a multi-family apartment complex located in a Pittsburgh suburb. The loan was classified as special mention for regulatory purposes due to the loan-to-value ratio being higher than the Bank's normal underwriting standards for multi-family loans. The gain resulting from the fiscal 1994 sale of the related property had been deferred and accreted into income over the term of the loan in accordance with FAS 66.

  Additionally, there was an increase of $54,000 in income from the tax deferred annuity and mutual fund products and a $50,000 increase in rental income from real estate owned, offset by a $40,000 gain recorded in 1995 from a previously, partially-owned subsidiary.

  OTHER EXPENSE:
  --------------
  Total other expense increased slightly by $26,000 or 0.7%. The largest component of other expense, compensation and employee benefits, increased slightly by $7,000. Annualized operating expenses as a percentage of average assets were 1.58% for the quarter ended March 31, 1996 versus 1.66% during the comparable 1995 quarter.

  INCOME TAXES:
  -------------
  The provision for income taxes consists of the following for the three months ended March 31, 1996: Current provision - Federal $1,131,000; State $264,000 and Deferred Federal $48,000 with the total aggregating $1,443,000. The effective tax rate for the three months ended March 31, 1996 was 32.6% versus 36.2% for the comparable quarter in 1995.


  RESULTS OF OPERATION - COMPARISON OF NINE MONTHS ENDED MARCH 31, 1996
  AND 1995
  ----------------------------------------------------------------------

  For the nine months ended March 31, 1996, Parkvale had net income of $7.3 million versus $6.0 million for the comparable period in 1995.
  This $1.3 million increase in net income is primarily reflective of the recognition of the $969,000 gain ($736,000 net of taxes) related to the payoff of a first mortgage loan facilitating the sale of real estate as discussed further below under "Other Income." Absent this gain recognition, the net income for the nine month period ended March 31, 1996 would have been $6.6 million or $1.96 per share. The $578,000 increase in net income from core earnings for the March 1996 nine months includes an increase in net interest income of $490,000 and a reduced provision for loan losses of $363,000, which more than offset an increase in operating expenses of $371,000. Net interest income for the nine months ended March 31, 1996 increased to $19.7 million from $19.2 million for the nine months ended March 31, 1995. The average interest rate spread decreased slightly from 2.74% in 1995 to 2.65% in 1996.

  INTEREST INCOME:
  ----------------
  Parkvale had interest income of $49.7 million during the nine months ended March 31, 1996 and $45.0 million during the comparable period in 1995. This 4.7 million or 10.4% increase is attributable to an increase in the average interest-earning asset portfolio of $39.2 million, magnified by a 39 basis point increase in the average yield from 7.10% in 1995 to 7.49% in 1996. Interest income from loans increased $3.6 million or 11.6%. The average yield increased by 22 basis points from 8.09% in 1995 to 8.31% in 1996 and the average loan balance increased $43.9 million. Interest income on mortgage-backed securities declined slightly by $85,000 or 1.6% from the comparable nine months of the previous fiscal year. This was due to a decrease in the average portfolio of $5.0 million, offset by an increase in the average yield from 6.48% to 6.69%. Income from investments decreased by $1.0 million or 15.5% from 1995. Although the average yield increased 79 basis points from 5.22% to 6.01%, the average balance decreased significantly
  by $44.3 million or 26.6%.   Federal funds sold income increased $2.2
  million or 90.5% from the prior nine months ended March 1995. This was due to a $44.6 million increase in the average balance and a 61 basis point increase in the average yield from 5.14% in 1995 to 5.75% in 1996.

  INTEREST EXPENSE:
  -----------------
  Interest expense increased $4.2 million or 16.2% from the 1995 nine month period to the 1996 nine month period. The increase was due to a $37.2 million increase in the average deposits and borrowings, compounded by a 48 basis point increase in the average rate paid on deposits and borrowings from 4.36% in 1995 to 4.84% in 1996.

  PROVISION FOR LOAN LOSSES:
  --------------------------
  Parkvale's provision for loan losses decreased by $363,000 or 42.0% from the 1995 to the 1996 period. The aggregate general valuation allowances were 2.30%, 2.47% and 2.44% of net loans at March 31, 1996, June 30, 1995 and March 31, 1995, respectively.

  OTHER INCOME:
  -------------
  Other income increased $1.1 million in 1996 due primarily from the recognition of a $969,000 previously deferred gain related to a loan payoff in February 1996 facilitating the sale of real estate. The gain resulting from the fiscal 1994 sale of the related property had been deferred and accreted into income over the term of the loan in accordance with FAS 66.

  Additionally, there was a $137,000 increase of other income from tax deferred annuities.

  OTHER EXPENSES:
  ---------------
  Other expenses increased by $371,000 or 3.6% for the nine month period ending March 31, 1996 compared to the same period in 1995. This was primarily attributable to a $303,000 or 6.1% increase in compensation and benefit expenses as merit pay and benefit expense increased proportionately.

  INCOME TAXES:
  -------------
  The provision for income taxes consists of the following for the nine months ended March 31, 1996: Current provision - Federal $3,047,000; State $591,000 and Deferred Federal $126,000 with the total aggregating $3,764,000. The deferred tax asset decreased by $415,000 from June 30, 1995 to March 31, 1996 which reflects $289,000 of tax effected appreciation in assets classified as available for sale under FAS 115 and a $126,000 reduction as a result of the recognition of the deferred gain related to a loan payoff facilitating the sale of real estate. The effective tax rate for the nine months ended March 31, 1996 was 34.0% and 36.9% for the comparable period in 1995.

  LIQUIDITY AND CAPITAL RESOURCES:
  --------------------------------
  The loan portfolio increased $69.4 million from June 30, 1995 to March 31, 1996 resulting from the combination of the deployment of funds from federal funds sold and investments and an increase in deposit balances of $11.4 million. Federal funds sold and investments decreased by $28.8 million and $31.7 million, respectively.

  During the quarter ended March 31, 1996, the loan portfolio and federal funds sold increased $25.0 and $11.0 million, respectively, due to deployment of funds from investments and an increase in savings deposit balances. Funds were deployed to loans and federal funds sold from investments as the balance decreased $33.8 million and from a $5.0 million increase in the deposit balance from December 31, 1995 to March 31, 1996.

  Stockholders' equity was $67.9 million or 7.42% of total assets at March 31, 1996. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 1996, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.99% and 14.62%, respectively.

  The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 1996:

                                          Tier I    Tier I     Tier II
                                          Core   Risk-Based  Risk-Based
                                         Capital   Capital    Capital
                                         -------   -------     -------
  Equity Capital (1)                    $67,130    $67,130    $67,130
  Less non-allowable intangible assets    (316)      (316)      (316)
  Less Unrealized securities gains      (2,249)    (2,249)    (2,249)
  Plus general valuation allowances (2)     --         --       6,037
                                        -------    -------    -------
     Total regulatory capital            64,565     64,565     70,602
  Minimum required capital               36,968     19,320     38,639
                                        -------    -------    -------
     Excess regulatory capital          $27,597    $45,245    $31,963

  Regulatory capital as a percentage (3)  6.99%    13.37%      14.62%
  Minimum capital required as a
     percentage                           4.00%     4.00%       8.00%
  Excess regulatory capital as a          -----     ------      -----
     percentage                           2.99%     9.37%       6.62%
                                          =====     =====       =====
  (1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended March 31, 1996.
  (2) Limited to 1.25% of risk adjusted total assets.
  (3) Tier I capital is computed as a percentage of adjusted total assets of $924,200. Tier I and Tier II risk-based capital are computed as a percentage of adjusted risk-weighted assets of $482,993.

  BIF / SAIF PREMIUM DISPARITY
  ----------------------------
  Congress has again failed to pass legislation to resolve the much discussed and highly controversial Bank Insurance Fund/Savings Association Insurance Fund (BIF/SAIF) premium disparity. An equitable solution to this problem was proposed in 1995 and agreed upon by Congress, the White House and the banking regulators. Parkvale and other thrift banks throughout the country were to be assessed 85-90 basis points on SAIF-insured deposits in order to recapitalize SAIF. While the one-time assessment to Parkvale would amount to approximately $6.8 million on a pre-tax basis, it would allow SAIF-insured institutions like Parkvale to compete on equal footing with BIF insured institutions by eliminating the current yearly deposit insurance premium disparity by reducing the premium from 23 basis points to 4 basis points per $100 of insured deposits. This would reduce Parkvale's annual FDIC deposit insurance costs by approximately $1.5 million. Parkvale enthusiastically supported the payment of a one-time assessment as a means of recapitalizing SAIF and successfully resolving the BIF/SAIF premium disparity. The Budget Reconciliation Bill that was approved by Congress in December contained all of these provisions but it was subsequently vetoed by President Clinton for reasons other than the FDIC-SAIF capitalization. On April 24, 1996, the BIF/SAIF legislation was stalled again as the House Rules Committee dropped the legislation from a 24-hour continuing resolution that was needed to avoid another partial government shutdown. This happened despite an agreement by the Administration and the House leadership to move BIF/SAIF on this must-pass vehicle. The Omnibus Appropriations Bill was passed on April 25 without addressing the BIF/SAIF premium disparity or the FICO financing. Unfortunately for Parkvale shareholders and SAIF insured customers, Parkvale continues to pay 23 basis points for government mandated deposit insurance while similarly capitalized BIF insured banks pay nothing. Parkvale is hopeful that equitable treatment will ultimately prevail, but cognizant the legislative process is unduly influenced by continuing partisan disputes.

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


  PART II - OTHER INFORMATION
  ---------------------------
  Item 1.  Legal Proceedings                                None

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

                                             Parkvale Financial Corporation

  DATE: May 3, 1996                          By: Robert J. McCarthy, Jr.
                                                -------------------------
                                             Robert J. McCarthy, Jr.
                                             President and Chief Executive
                                               Officer

  DATE: May 3, 1996                          By: Timothy G. Rubritz
                                                -------------------------
                                             Timothy G. Rubritz
                                             Vice President - Treasurer
                                             (Chief Financial Officer)