Form 10-K
period 1996-06-30
PARKVALE FINANCIAL CORP
filed 1996-09-18
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1996
                           Commission file no 0-17411

                         PARKVALE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                        25-1556590
            ------------------------              -----------------
            (State of incorporation)              (I.R.S. Employer
                                               Identification Number)

             4220 William Penn Highway
             MONROEVILLE, PA                                15146
            ---------------------------------------      ----------
            (Address of principal executive office)      (Zip code)

       Registrant's telephone number, including area code:(412)-373-7200 Securities registered pursuant to Section 12(b) of the Act - None
          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK ($1.00 PAR VALUE)
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of September 16, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the reported closing sale price of $28.50 per share on such date was $74,077,856. Excluded from this computation are 355,232 shares held by all directors and executive officers as a group and 279,023 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 16, 1996: 3,233,478.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Annual Report to Shareholders for Fiscal Year ended June 30, 1996. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 1996 Annual Report to Shareholders is not deemed to be
filed as part of this report.                                         Part II

Proxy Statement for Annual Meeting of Shareholders dated September 16, 1996. The definitive proxy statement was filed with the Commission on
September 16, 1996.                                                   Part III

PART I.

ITEM 1.  BUSINESS

                                  INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its subsidiary, Parkvale Savings Bank ("Parkvale" or "the Bank"), is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. Parkvale is also involved in lending in the greater Washington, D.C. and Columbus, Ohio area through its wholly-owned subsidiary, Parkvale Mortgage Corporation ("PMC"), located in Fairfax, Virginia and Columbus, Ohio. The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note N of Notes to the Consolidated Financial Statements in the 1996 Annual Report to Shareholders filed as Exhibit 13 hereto ("1996 Annual Report") for additional details regarding PFC.

                                    THE BANK

GENERAL

The Bank conducts business in the greater Pittsburgh metropolitan area through 28 full-service offices in Allegheny, Beaver, Butler and Westmoreland Counties. With total assets of $919.2 million at June 30, 1996, Parkvale was the fifth largest financial institution headquartered in the Pittsburgh metropolitan area and tenth largest financial institution with a significant presence in Western Pennsylvania. Parkvale was originally chartered in 1943 as Park Savings and Loan Association and was renamed as a result of its merger with Millvale Savings and Loan Association in 1968. Parkvale intends to open its 29th branch office in the fall of 1996, located in the Raceway Plaza in Scott Township, PA. This office will be a full-service facility with the convenience of night deposit and ATM service.

Parkvale converted to a state chartered savings bank in 1993. Such charter conversion resulted in the replacement of the Office of Thrift Supervision ("OTS") by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking ("Department") as the Bank's primary regulators. As a Pennsylvania-chartered savings bank, deposits continue to be insured by the FDIC and Parkvale retains its membership in the Federal Home Loan Bank ("FHLB") of Pittsburgh. The savings bank continues to conduct business in a manner substantially identical to the conduct of its business as a savings association. The OTS retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. Parkvale is further subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters.

The primary business of Parkvale consists of attracting deposits from the general public in the communities that it serves and investing such deposits, together with other funds, in residential real estate loans, mortgage-backed securities, consumer loans, commercial loans, and investment securities. Parkvale focuses on providing a wide range of consumer and commercial services to individuals, partnerships and corporations in the greater Pittsburgh metropolitan area, which comprises its primary market area. In addition to the loans described above, these services include various types of deposit and checking accounts, including commercial checking accounts and automated teller machines ("ATMs") as part of the Money Access Center ("MAC") System.

Parkvale derives its income primarily from interest charged on loans and interest on investments, and, to a lesser extent, service charges and fees. Parkvale's principal expenses are interest on deposits and borrowings and operating expenses. Funds for lending activities are provided principally by deposits, loan repayments, FHLB advances and other borrowings, and earnings provided by operations.

To supplement the demand for loans in its primary market area and to achieve geographic asset diversification, Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $104.9 million in fiscal 1996. These represent 55.4% of total mortgage loan originations and purchases for the fiscal year. In addition, Parkvale operates loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia and Columbus, Ohio. During fiscal 1996, PMC originated a total of $39.7 million or 21.0% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Parkvale continues to emphasize the resolution and disposition of problem assets. The total non-performing assets, comprised of non-accrual loans and foreclosed real estate, decreased from $2.1 million at June 30, 1995 to $1.2 million at June 30, 1996. The $879,000 decrease in fiscal 1996 related to the disposition of a $1.1 million apartment complex. See "Lending Activities-Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk (IRR) is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historically liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) deployed excess liquidity, (4) emphasized the origination of short-term and/or variable rate consumer loans, and (5) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the 1996 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. More recently from a gap perspective, the excess of interest-bearing assets over interest-earning liabilities which reprice or mature in one year or less has been reduced to 0.24% of total assets at June 30, 1996 from 6.03% of total assets at June 30, 1995. Similarly, the cumulative five year gap ratio has been reduced from 12.25% at June 30, 1995 to 2.20% at June 30, 1996. Key components of the asset and liability management program are as follows: Deployment of excess accumulated federal funds sold from 13.0% of total assets at June 30, 1995 to 7.2% of total assets at June 30, 1996. ARM loans represented approximately 56.9% of the Bank's real estate loan portfolio at June 30, 1996 compared to 50.9% and 46.4% at June 30, 1995 and 1994, respectively. Deposits with terms in excess of one year or more increased $23.1 million from $433.6 million at June 30, 1995 to $456.7 million at June 30, 1996.

Parkvale's main office is located at 4220 William Penn Highway, Monroeville, PA 15146, and its telephone number is (412) 373-7200.

THE SAVINGS INDUSTRY

The earnings of Parkvale are affected by the competitive, economic and regulatory environment in which the savings industry operates. A fundamental trend in the financial services industry-consolidation--confronts the banking industry with the challenge to survive and prosper in an evolving market. Continued alliances are likely as banks move to trim costs, expand geographically and consolidate market strengths by diversifying the financial products offered.

The industry is in the midst of a consolidation phase with an operating focus on improving profitability, reallocation of capital and expense management. The traditional banks' share of the overall loan market has been reduced significantly. Corporate lending has abated since public companies found raising funds on Wall Street is faster and cheaper via commercial paper and medium-term notes. At the same time, retail customers are increasingly abandoning traditional commercial and local banks in favor of nonbank financial institutions. Instead of buying a CD or opening a passbook savings account, consumers increasingly direct their IRA money and savings into mutual fund companies. Mutual funds total assets have increased substantially in the 1990's to exceed total FDIC insured deposits. Banks in today's market are faced with growing competition from an array of outside financial-service providers, including brokerage firms, insurance companies and mutual funds. These non-banking entities continue to take a portion of market share of lending and deposits away from the banking industry without the regulatory burdens, FDIC insurance premiums and other associated costs imposed upon banks and savings industry.

The challenge is the delivery of financial products at competitive prices. This translates to spreading of costs of services over a greater number of customers and has spurred banks to adopt technological skills so that customers will ultimately do all their banking without ever having to walk into a branch, consequently, reducing operating costs.

Parkvale does not foresee the dissolution of the community banking sector. Parkvale expects a tiering of institutions with several large national and regional firms on the one hand and a sizeable number of community institutions and niche players on the other.

The economic outlook will be characterized by continuing moderate economic growth and inflation. During fiscal 1996, the Federal Reserve lowered the federal funds rate 75 basis points after raising rates 300 basis points between February 1994 and February 1995. This generally resulted in increased mortgage, consumer and commercial loan interest rates, with a somewhat smaller movement in deposit interest rates due to excess liquidity remaining in the banking system. Throughout fiscal 1995, the level of national and Pittsburgh-area housing starts as well as sales of existing homes were low compared to prior years.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial market. For additional discussion of asset/liability management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the 1996 Annual Report.

Congress has removed most of the regulatory discretion of the Federal banking regulatory agencies. As such, these agencies have shifted their collective focus away from chartering and supervising financial institutions and are now more focused on protecting the deposit insurance funds. Regulators today use capital-based, differential regulation; i.e., the more highly capitalized, the more freedom an institution has to operate.

FDIC INSURANCE

Parkvale's savings deposits are insured by the FDIC up to a maximum of $100,000 for each insured depositor. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all Savings Association Insurance Fund ("SAIF") member institutions. Under applicable regulations, institutions are assigned to one of three capital groups, which is based solely on the level of an institution's capital - "well capitalized," "adequately capitalized," and "undercapitalized". Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalize" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," and (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances). These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.23% for well capitalized, healthy institutions to 0.31% for undercapitalized institutions with substantial supervisory concerns. The Bank is a "well-capitalized" institution and therefore its insurance premium is 0.23% of insured deposits. The total deposit insurance assessments amounted to $1.8 million yearly for the Bank in fiscal 1996, 1995 and 1994.

The deposit insurance premium rates may not be reduced by either the SAIF or the insurer of commercial banks and certain savings banks, the Bank Insurance Fund ("BIF"), until each fund has been recapitalized to a level of 1.25% of insured deposits. In 1995, the BIF reached this required capitalization level. Consequently, the well-capitalized BIF-insured financial institutions pay effectively nothing for deposit insurance premium rates. This puts SAIF-insured institutions at a competitive disadvantage since the average SAIF premium currently remains at 24 basis points. To resolve this premium disparity, regulators proposed legislation requiring thrifts to pay a one-time charge of 85-90 basis points in order to ultimately integrate both the thrift and bank deposit insurance funds and charter. In August 1996, this proposed one-time assessment was reduced to 68 basis points. If enacted, this one time assessment could result in a pre-tax charge to Parkvale's earnings of approximately $5.3 million to $6.8 million. Upon recapitalization of the SAIF, both the SAIF and the BIF would be merged into the DIF (Deposit Insurance Fund) in 1998 or 1999, requiring both state and federally-chartered thrifts to convert to commercial banks.

A precondition to the charter realignment is the elimination of the "tax bad debt deduction" granted solely to thrifts. The "tax bad debt deduction" allowed thrifts to deduct various percentages of taxable income rather than actual bad debt losses since 1953 in calculating taxable income. Currently, the deduction consists of 8% of taxable income. On August 20, 1996, the Small Business Reform Act was signed which eliminates such bad debt tax deduction, consequently requiring the recapture of past taxes for permanent deductions arising from "applicable excess reserve." The "applicable excess reserve" is the total amount of the thrift's reserve over the base year reserve as of December 31, 1987 (the base year). At January 1, 1996, there was approximately $4.1 million of applicable excess reserves. Subject to prevailing corporate tax rates, Parkvale owes $1.4 million in federal taxes. The law exempts pre-1988 reserves from recapture on acquisition by a commercial bank, asset diversification or charter change. Such charges will not impact Parkvale's status as a well-capitalized institution qualifying for the lowest SAIF insurance premium.

                                    BUSINESS

LENDING ACTIVITIES

         LOAN ACTIVITY AND PORTFOLIO COMPOSITION

The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

                                                                    1996            1995           1994
                                                                  --------        --------       --------
                                                                             (In Thousands)
TOTAL LOANS RECEIVABLE AT BEGINNING OF YEAR.................     $544,956       $517,417         $520,834
                                                                 --------       --------         --------
Real estate loan originations:
  Residential:

    Single family (1).......................................       72,349         43,237           83,998
    Multi-family............................................        1,560          2,300            4,800
  Construction -Single family...............................        4,411          8,258           10,518
  Commercial................................................        6,019          1,287            1,769
                                                                 --------       --------         --------
TOTAL REAL ESTATE LOAN ORIGINATIONS.........................       84,339         55,082          101,085
Consumer loan originations..................................       53,061         45,364           47,471
Commercial loan originations................................       10,227          2,764            5,450
                                                                 --------       --------         --------
TOTAL LOAN ORIGINATIONS.....................................      147,627        103,210          154,006
Purchase of loans...........................................      104,940         27,808           15,209
                                                                 --------       --------         --------
TOTAL LOAN ORIGINATIONS AND PURCHASES.......................      252,567        131,018          169,215
                                                                 --------        -------          -------
Principal loan repayments...................................       69,511         60,990           61,620
Mortgage loan payoffs.......................................       80,739         39,911          109,001
Sales of whole loans........................................        2,479          2,578            2,010
                                                                 --------       --------         --------
   Net increase (decrease)in loans..........................       99,838         27,539          (3,417)
                                                                 --------       --------          -------
TOTAL LOANS RECEIVABLE AT END OF YEAR.......................      644,794        544,956          517,417

Less:

  Loans in process..........................................        4,386          4,816            7,506
  Allowance for loan losses.................................       13,990         13,136           12,056
  Unamortized discounts & loan fees.........................          966          2,459            2,861
                                                                 --------       --------         --------
NET LOANS RECEIVABLE AT END OF YEAR.........................     $625,452       $524,545         $494,994
                                                                 ========       ========         ========

- - --------------------------
 (1) Includes $39.7 million, $20.2 million and $18.7 million of loans originated by PMC during fiscal 1996, 1995 and 1994, respectively.

At June 30, 1996, Parkvale's net loan portfolio amounted to $625.5 million, representing approximately 68% of Parkvale's total assets at that date. Parkvale, like most other savings institutions, has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA"). Conventional loans secured by single family and multi-family residential properties amounted to $524.9 million or 84.0% of the net loan portfolio at June 30, 1996, and conventional loans secured by commercial properties represented $19.5 million or 3.1% of the net loan portfolio. FHA/VA loans accounted for an additional $9.5 million or 1.5% of the net loan portfolio at June 30, 1996. The Bank is a traditional mortgage lender and if it were subject to the "Qualified Thrift Lender" ("QTL") requirements, 94.8% of its assets are considered to be "qualifying" at June 30, 1996.

Total consumer loans were $79.5 million or 12.7% of the net loan portfolio at June 30, 1996. Commercial loans represented 1.4% of the net loan portfolio at that date.

The following table sets forth the composition of the Bank's loan portfolio by type of loan as of June 30.

                                                  1996                       1995                      1994
                                          AMOUNT           %         AMOUNT         %          AMOUNT          %
                                         -------       -----         ------     -----          ------      -----
Real estate loans:
     Residential:                                                 (Dollars in Thousands)
         Single family (1)               $507,566       81.2        412,145       78.6        390,916       79.0
         Multi-family (2)                  17,375        2.8         22,894        4.4         22,735        4.6
         FHA/VA                             9,516        1.5         11,294        2.1         12,576        2.5
     Commercial                            19,516        3.1         18,435        3.5         18,113        3.6
     Other (3)                              2,387        0.4          3,196        0.6          1,931        0.4
                                         --------     ------       --------     ------       --------     ------
Total real estate loans                   556,360       89.0        467,964       89.2        446,271       90.1

Consumer loans (4)                         76,224       12.2         69,197       13.2         61,805       12.5
Deposit loans                               3,285        0.5          3,253        0.6          3,206        0.7
Commercial loans                            8,925        1.4          4,542        0.9          6,135        1.2
                                         --------     ------       --------     ------       --------      -----
Total loans receivable                    644,794      103.1        544,956      103.9        517,417      104.5

Less:
     Loans in process                       4,386        0.7          4,816        0.9          7,506        1.5
     Allowance for losses                  13,990        2.2         13,136        2.5         12,056        2.4
     Unamortized premiums
         and discounts                        966        0.2          2,459        0.5          2,861        0.6
                                         --------     ------       --------     ------       --------     ------
Net loans receivable                     $625,452     100.0%       $524,545     100.0%       $494,994     100.0%
                                         ========     =====        ========     =====        ========     =====

- - ----------------
 (1)   Includes first mortgages secured by one to four unit residences.

 (2)   Includes short-term construction loans to developers.

 (3)   Loans for purchase and development of land.

 (4) Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of loans in each category to total loans at June 30.

                                               1996         1995         1994         1993         1992
                                               ----         ----         ----         ----         ----
Real estate loans                               86.3%        85.9%        86.2%        87.0%         88.2%
Consumer loans                                  12.3         13.3         12.6         11.3           9.9
Commercial loans                                 1.4          0.8          1.2          1.7           1.9
                                               -----        -----        -----        -----         -----
Total Loans                                    100.0%       100.0%       100.0%       100.0%        100.0%
                                               =====        =====        =====        =====         =====

       CONTRACTUAL MATURITIES OF LOANS

The following table presents information regarding loan contractual maturities by loan categories during the periods indicated. Mortgage loans with adjustable interest rates are shown in the year in which they are contractually due rather than in the year in which they reprice. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.

AMOUNTS DUE IN                                          Real Estate         Consumer        Commercial
YEARS ENDING JUNE 30,                                    loans (1)          loans (2)          loans
- - ---------------------                                -----------------    -------------    ------------
                                                                   ( Dollars in Thousands )
1997                                                          $5,126         $58,042           $3,222
1998 - 1999                                                    8,715           4,395            1,476
2000 - 2001                                                   15,011           6,526            1,447
2002 - 2006                                                   49,735           8,942            2,500
2007 - 2016                                                  121,745           1,604              280
After 2016                                                   356,028              --               --
                                                            --------         -------           ------
Gross loans receivable (3)                                  $556,360         $79,509           $8,925
                                                            ========         =======           ======

- - ----------------------
(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2) Includes home equity, personal, deposit, student, charge card, automobile, mobile home loans and overdraft lines of credit.

(3) Variable rate consumer and commercial loans and ARM loans represent approximately 58% of gross loans receivable at June 30, 1996. Of the $578.4 million principal amount of loans maturing after June 30, 1997, loans with an aggregate principal amount of $241.7 million have fixed interest rates and loans with an aggregate principal amount of $336.7 million have variable or adjustable interest rates.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. Such was the case in the early 1990's as many borrowers refinanced their mortgage loans in order to take advantage of the lower market rates.

         ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally-insured savings bank, Parkvale has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 1996, the majority of loans in Parkvale's portfolio have been secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan area. However, 28.7% and 16.9% of Parkvale's total mortgage loan portfolio at June 30, 1996 and 1995, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Ohio, Missouri, California, Washington, Illinois, Texas, and Florida. The increase in loans secured by out-of-state properties is due to the loan purchases of $104.9 million which measures 55.4% of Parkvale's total origination and purchases for fiscal 1996. See further discussion below.

Currently, new loans are originated by Parkvale primarily within its primary market area or through the PMC offices in Fairfax, VA and Columbus, OH. In addition, Parkvale purchases loan participations and whole loans from other institutions.

All of Parkvale's mortgage lending is subject to its written underwriting standards and to loan origination procedures approved by the Board of Directors. Decisions on loan applications are made on a number of factors including, but not limited to, property valuations by independent appraisers, credit history and cash flow available to service debt. The Loan Committee of Parkvale consists of executive officers and is authorized to approve all loans up to $300,000. At least three executive officers must be present to hold a meeting of the Loan Committee. Loans exceeding $300,000 must be approved by the Board of Directors.

Under policies adopted by Parkvale's Board of Directors, Parkvale limits the loan-to-value ratio to 80% on newly originated residential mortgage loans, or up to 95% with private mortgage insurance. Depending upon the amount of private mortgage insurance obtained by the borrower, Parkvale's loan exposure may be reduced to as low as 65% of the value of the property. Commercial real estate loans generally do not exceed 80% of the value of the secured property. In addition, it is Parkvale's policy to obtain title insurance policies insuring that Parkvale has a valid first lien on mortgaged real estate.

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. All consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 1996, 1995 and 1994 were $147.6 million, $103.2 million and $154.0 million, respectively. In fiscal 1996, increased origination were experience in mortgage, commercial and consumer loans. Originations in fiscal 1995 were lower than 1996 and 1994 due to lower housing and refinancing demand, primarily related to higher rates prevailing during fiscal 1995.

LOAN PURCHASES. The asset/liability strategy of owning ARM loans to remain flexible in a volatile interest rate environment was evident in fiscal 1996 as Parkvale significantly increased loan purchases to $104.9 million, compared to $27.8 million and $15.2 million in fiscal 1995 and 1994, respectively. In 1996, $104.7 million or 99.8% of the total purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls or when yields on whole loans are greater than similarly securitized loans. These loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

         RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% or 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 77.4%, 82.6% and 56.3% of total mortgage loan originations and purchases in fiscal 1996, 1995 and 1994, respectively. At June 30, 1996, approximately 56.9% of Parkvale's total residential loan portfolio was represented by ARMs. Adjustable-rate loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets.

         COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages increased slightly from $18.4 million at June 30, 1995 to $19.5 million at June 30, 1996.

         CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, home improvement loans, charge card and automobile loans. Total consumer loan outstandings at June 30, 1996 increased by 10.2% to $76.2 million from $69.2 million at June 30, 1995. Parkvale has been granting home equity lines of credit at up to 120% of collateral value at competitive introductory rates. These loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans.

Home equity lines are revolving and range from $5,000 to $150,000. The amount of the available line of credit is determined by the borrower's ability to pay, their credit history and the amount of collateral equity. Personal and overdraft lines of credit are generally unsecured and are extended for $500 to $50,000. Line of credit interest rates are variable and are priced at a margin above Parkvale's prime rate.

Parkvale offers student loans through its community banking network. Parkvale receives a guaranteed rate on such loans indexed to the 91-day United States Treasury bill rate and generally sells the loans to the Student Loan Marketing Association when the student graduates or leaves school in order to avoid costly servicing expenses.

Parkvale's deposit loans are made on a demand basis for up to 90% of the balance of the account securing the loan. The interest rate on deposit loans equals the rate on the underlying account plus a minimum of 200 basis points.

In fiscal 1994, Parkvale began offering Visa and Visa Gold cards through the Independent Bankers Association of America. Annual fees have been waived through June 30, 1997. Credit cards outstanding totalled $4.5 million, $3.4 million and $1.8 million at June 30, 1996, 1995 and 1994, respectively.

         COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $8.9 million and $4.5 million at June 30, 1996 and 1995, respectively.

         LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others decreased from $15.6 million at June 30, 1995 to $13.0 million at June 30, 1996. There have been no mortgage loan securitization or sale transactions since fiscal 1991, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the servicer of these loans depending on the terms of the specific program.

In addition to interest earned on loans and income from servicing of loans, Parkvale generally receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies with the volume and type of loans originated. The fees received by Parkvale in connection with the origination of conventional mortgage loans on single family properties vary depending on the loan terms selected by the borrower.

Parkvale accounts for loan fees and costs in accordance with Statement of Financial Accounting Standards No. 91 ("FAS 91"). FAS 91 requires deferral of all loan origination and commitment fees over the contractual life of a loan as an adjustment of yield. In addition, certain direct loan origination costs are required to be deferred and recognized over the contractual life of the loan as a reduction of yield. Indirect loan origination costs are charged to expense as incurred.

Net deferred loan origination fees were $1.1 million, $1.2 million and $1.2 million at June 30, 1996, 1995 and 1994, respectively. The decreasing balance reflects the offering of various mortgage products with minimal points being charged to the customer.

         NONPERFORMING LOANS AND FORECLOSED REAL ESTATE

A loan is considered delinquent when a borrower fails to make contractual payments on the loan. If the delinquency exceeds 90 days, Parkvale generally institutes legal action to remedy the default. In the case of real estate loans, this includes foreclosure action. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale at which, in most instances, Parkvale is the buyer. The acquired property then becomes "foreclosed real estate" until it is sold. In the case of consumer and commercial business loans, the measures to remedy defaults include the repossession of the collateral, if any, and initiation of proceedings to collect and/or liquidate the collateral and/or act against guarantees related to the loans.

Loans are placed on non-accrual status when, in management's judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a result, no uncollected interest income is included in earnings for loans which are on non-accrual status. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Parkvale's policy is to establish specific reserves for potential losses on delinquent loans, foreclosed real estate, and other assets where perceived values have been impaired on the underlying assets. Loan loss reserves, including general valuation allowances, were 2.17%, 2.41% and 2.33% of gross loans at June 30, 1996, 1995 and 1994, respectively. The adequacy of these reserves in relation to current or anticipated trends in the loan portfolio will continue to be monitored by management.

The following table sets forth information regarding Parkvale's non-accrual loans and foreclosed real estate at June 30.

                                               1996         1995         1994         1993         1992
                                               ----         ----         ----         ----         ----
                                                                    (in Thousands)
Non-accrual Loans:
     Mortgage                                  $1,008       $2,031        $1,016       $  989       $2,663
     Consumer                                      --           --            --           --           --
                                               ------       ------        ------       ------       ------
Total non-accrual Loans                        $1,008       $2,031        $1,016       $  989       $2,663
                                               ======       ======        ======       ======       ======

Total non-accrual loans
     as a percent of total loans                0.16%        0.37%         0.20%        0.20%        0.51%

Total foreclosed real estate, net                $240          $96          $147       $4,683       $1,772

Total amount of non-accrual
      loans and foreclosed real estate         $1,248       $2,127        $1,163       $5,672       $4,435

Total non-accrual loans and
     foreclosed real estate as a
     percent of total assets                    0.14%        0.24%         0.13%        0.64%        0.49%


The amount of additional interest income that would have been included in interest income for the years ended June 30, 1996 and 1995 if the non-accrual loans had been current in accordance with their original terms was $137,000 and $127,000, respectively.

Each asset classified as substandard/non-accrual or foreclosed real estate in excess of $250,000, net of reserves, at June 30, 1996 is described below.

Parkvale has an aggregate $476,000 of first mortgage loans on rental properties located in the Mount Washington area of Pittsburgh which are classified as non-accrual substandard at June 30, 1996. These include 12 loans that originated between 1974 through 1989 with various maturities. These credits are classified as non-accrual substandard due to inadequate debt service coverage. Management does not anticipate any loss on the resolution of this credit relationship.

Management does not believe that any asset not herein disclosed which is classified for regulatory purposes as loss, doubtful, substandard, or special mention will materially impact future operating results, liquidity, or capital resources.

As of June 30, 1996, $227,000 or 22.5% of the non-accrual mortgage loans totaling $1.0 million were purchased from others and $194,000 or 75.1% of foreclosed real estate represented properties located outside of Pennsylvania with loans originally purchased from others.

During fiscal 1994, Parkvale made a $4.8 million first mortgage loan to facilitate the sale of a multi-family apartment complex located in the Pittsburgh suburb of Penn Hills. This loan was classified as special mention for regulatory purposes due to the loan to value ratio being higher than the Bank's normal underwriting standards for multi-family loans. The gain resulting from the sale of this property was deferred and accreted into income over the term of the loan in accordance with FAS 66. As the loan was paid off in the third quarter of fiscal 1996, the remaining deferred gain of $969,000 was recognized into income as gain on sale of assets.

INVESTMENT ACTIVITIES

Investment decisions are made by authorized officers including the Chief Executive Officer or the Chief Financial Officer of Parkvale in accordance with policies established by Parkvale's Board of Directors.

Under federal regulations, Parkvale is permitted to invest in commercial paper having one of the two highest investment ratings of two nationally recognized investment rating agencies and certain types of rated corporate debt securities, provided, among other limitations, that the average maturity of Parkvale's portfolio of such corporate debt securities does not exceed six years. In addition, Parkvale may invest up to 1% of its total assets in commercial paper and corporate debt securities that do not meet these rating and maturity requirements, but which Parkvale has reasonable grounds to believe will be repaid.

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

                                                                     1996             1995              1994
                                                                   --------         --------          ------
                                                                                 (In Thousands)
Federal funds sold                                                 $ 66,557          $116,581         $ 84,900
US Government and agency obligations                                 62,936            86,860           73,002
Corporate debt                                                       32,086            36,957           79,224
Mortgage backed securities                                           99,371           100,881          115,043
Equity securities (1)                                                10,493             8,738            5,597
                                                                   --------          --------         --------
     Total investment portfolio                                    $271,443          $350,017         $357,766
                                                                   ========          ========         ========

- - ------------------
(1) Equity securities available for sale are stated at market value at June 30, 1996 and 1995.

As part of its investment strategy, Parkvale invests in mortgage-backed securities, the majority of which are guaranteed by the Federal Home Loan Mortgage Corporations ("FHLMC"), the Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC and FNMA securities are guaranteed by their respective agencies. At June 30, 1996, Parkvale had $99.4 million, or 10.8% of total assets invested in mortgage-backed securities, as compared to 11.3% and 13.2% at June 30, 1995 and 1994, respectively. At June 30, 1996, the mortgage-backed securities consisted of FHLMC ($61.7 million); GNMA ($1.3 million); FNMA ($7.8 million); collateralized mortgage obligations, including REMIC's ($27.0 million) and private participation certificates ($1.6 million).

The following table shows Parkvale's mortgage-backed security activity during the years ended June 30.

                                                                     1996             1995              1994
                                                                     ----             ----              ----
                                                                                 (In Thousands)
Mortgage-backed securities at beginning of year                    $100,881          $115,043       $  98,771
Purchases                                                            25,211                --          60,450
Principal repayments                                               (26,721)          (14,162)        (44,178)
Sales                                                                    --                --              --
                                                                  ---------          --------        --------
Mortgage-backed securities at end of year                         $  99,371          $100,881        $115,043
                                                                  =========          ========        ========

HEDGING ACTIVITIES

The objective of Parkvale's financial futures policy is to reduce interest rate risk by authorizing an asset and liability hedging program. The futures policy permits Parkvale's President to hedge up to $10 million of assets and liabilities. Hedges over $10 million and up to $25 million require the approval of the Audit-Finance Committee of the Board of Directors, and hedges over $25 million require the approval of the Board of Directors. Parkvale has not engaged in any financial futures activity since the beginning of fiscal 1986. The objective of Parkvale's financial options policy is to reduce interest rate risk in the investment portfolio through the use of financial options. The options policy permits the use of options on United States Treasury bills, notes, bonds and bond futures and on mortgage-backed securities. The options policy generally limits the use of puts and calls to $5.0 million per type of option. Parkvale's President and Senior Vice President - Treasurer are authorized to conduct options activities, which are monitored by the Audit-Finance Committee of the Board of Directors. Parkvale has not engaged in any financial options activity in the last four fiscal year.

Derivative instruments are various instruments used to construct a transaction that is derived from and reflects the underlying value of assets, other instruments or various indices. The primary purpose of derivatives, which included such items as forward contracts, interest rate swap contracts, options and futures, is to transfer price risk associated with the fluctuations of financial instrument value. During the year ended June 30, 1996, Parkvale has not entered into any forward contracts, interest rate swap contracts, options or futures.

SOURCES OF FUNDS

GENERAL

Savings accounts and other types of deposits have traditionally been the principal source of Parkvale's funds for use in lending and for other general business purposes. In addition to deposits, Parkvale derives funds from loan repayments, FHLB advances, and whole loan and mortgage-backed security sales. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or for inflows at less than projected levels, as well as on a longer term basis to support expanded lending and investment activities. Parkvale's ability to maintain high liquidity levels has allowed investment decisions to be evaluated with the funding source a secondary issue.

DEPOSITS

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, non-insured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 31 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the MAC system with sixteen ATMs currently operated by Parkvale.

Parkvale is generally competitive in the types of accounts and in the interest rates it offers on its deposit products, although it generally does not lead the market with respect to the level of interest rates offered. Parkvale intends to continue its efforts to attract deposits as a principal source of funds for supporting its lending activities because the cost of these funds generally is less than other borrowings. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, Parkvale intends to continue to promote longer term deposits to the extent possible in a manner consistent with its asset and liability management goals.

The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.

                                          1996                       1995                      1994
                                     ---------------           -----------------          ---------------
                                     BALANCE       %           BALANCE         %          BALANCE       %
                                     -------     -----         -------     ------         -------     ----
                                                        (Dollars in Thousands)
Passbook accounts                   $140,908      17.5%        $141,791      17.9%       $167,513      21.5%
Checking accounts                     70,446       8.7           62,578       7.9          65,271       8.4
Money market accounts                 47,657       5.9           51,148       6.4          72,506       9.3
Certificate accounts                 509,694      63.1          501,597      63.1         443,945      57.0
Jumbo certificates                    32,218       4.0           32,234       4.1          25,218       3.3
Accrued interest                       6,164       0.8            5,097       0.6           4,102       0.5
                                    --------      ----         --------     -----        --------     -----
Total Savings Deposits              $807,087     100.0%        $794,445     100.0%       $778,555     100.0%
                                    ========     =====         ========     =====        ========     =====

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

                                          1996                       1995                      1994
                                       ----------                 ----------                -------
                                         Average                    Average                   Average
                                     BALANCE       %           BALANCE       %            BALANCE        %
                                     -------      ---          -------      ----          -------      ----
                                                        (Dollars in Thousands)
Passbook accounts                   $138,647      2.62%        $151,029     2.63%        $165,726      2.68%
Checking accounts                     65,152      1.08           64,879     1.14           61,066      1.66
Money market accounts                 49,159      2.95           60,807     2.66           77,874      2.62
Certificate accounts                 542,390      5.95          487,426     5.65          477,846      5.44
Accrued interest                       5,699        --            4,543       --            4,144        --
                                    --------      ----         --------     ----         --------      ----
                                    $801,047      4.75%        $768,684     4.41%        $786,656      4.26%
                                    ========     =====         ========     ====         ========     =====

The wide range of deposit accounts offered has increased Parkvale's ability to retain funds and allowed it to be more competitive in obtaining new funds, but does not eliminate the threat of disintermediation. During periods of high interest rates, certificate and money market accounts have been more costly than traditional accounts. In addition, Parkvale has become much more subject to short-term fluctuations in deposit flows as customers have become more rate conscious and willing to move funds into higher yielding accounts. The ability of Parkvale to attract and maintain deposits and Parkvale's cost of funds has been, and will continue to be, significantly affected by market conditions.

The principal methods used by Parkvale to attract deposits include the offering of a wide range of services and accounts, competitive interest rates, and convenient office hours and locations. Parkvale utilizes traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mail.

Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania. Parkvale neither advertises for deposits outside of Pennsylvania nor utilizes the services of deposit brokers. An insignificant amount of Parkvale's deposits were held by non-residents of Pennsylvania at June 30, 1996.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

                                                                     1996             1995              1994
                                                                  ----------       ----------        -------
                                                                                 (In Thousands)
Increase (decrease) before interest credited                       ($15,624)          ($9,187)       ($37,334)
Interest credited                                                    28,266            25,077          23,916
                                                                    -------           -------        --------
Net deposit increase (decrease)                                     $12,642           $15,890        ($13,418)
                                                                    =======           =======        ========

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity. The following table reflects the makeup of Parkvale's deposit accounts at June 30, 1996, including the scheduled quarterly maturity of CD accounts.

                                                                    Amount         % of Total          Average
                                                                   In 000's         Deposits            Rates
                                                                   -------          --------            -----
Passbook and club accounts                                         $140,908           17.46%             2.62%
Checking accounts                                                    70,446            8.73              1.08
Money market accounts                                                47,657            5.90              2.95
                                                                   --------          ------             -----
     Total non-certificate accounts                                $259,011           32.09              2.29
                                                                   --------          ------              ----
Certificate accounts maturing in quarter ending:

     September 30, 1996                                              90,237           11.18              4.95
     December 31, 1996                                               72,308            8.96              5.22
     March 31, 1997                                                  49,102            6.08              5.39
     June 30, 1997                                                   56,529            7.00              5.60
     September 30, 1997                                              27,512            3.41              6.02
     December 31, 1997                                               20,862            2.58              6.18
     March 31, 1998                                                  18,151            2.25              6.24
     June 30, 1998                                                   21,642            2.68              6.34
     September 30, 1998                                              10,215            1.27              5.95
     December 31, 1998                                               12,370            1.53              6.00
     March 31, 1999                                                  10,302            1.28              5.86
     June 30, 1999                                                   14,293            1.77              6.54
     Thereafter                                                     138,389           17.15              6.46
                                                                    -------           -----
Total certificate accounts                                          541,912           67.14              5.78
                                                                    -------           -----
     Accrued interest                                                 6,164            0.77              0.00
                                                                   --------          ------
Total deposits                                                     $807,087          100.00%             4.75%
                                                                   ========          ======              ====

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 1996 which mature during the years ending June 30.

                                                 1997         1998           1999     Thereafter      Total
                                              ----------   ----------     ----------  ----------    -------
                                                                        (In Thousands)
Certificates of deposit:
                   Under 6.00%                  $225,135      $32,751      $26,276      $26,636     $310,798
                   6.00% to  7.99%                40,845       52,093       18,489      111,735      223,162
                   8.00% to  9.99%                 2,197        3,322        2,415           18        7,952
                                                --------      -------      -------     --------     --------
   Total certificates of deposits               $268,177      $88,166      $47,180     $138,389     $541,912
                                                ========      =======      =======     ========     ========

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 1996 are summarized as follows:

                                                          (In Thousands)
     3 months or less                                            $4,700
     Over 3 months through 6 months                               3,101
     Over 6 months through 12 months                              4,729
     Over 12 months                                              19,688
                                                                 ------
              Total                                             $32,218
                                                                =======

BORROWINGS

Parkvale's borrowings from the FHLB of Pittsburgh are collateralized with FHLB capital stock, deposits with the FHLB of Pittsburgh and certain mortgage-backed securities. See "Regulation Federal Home Loan Bank System". Borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending and investment activities, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 1996, Parkvale had $20.7 million of FHLB advances outstanding.

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                                                     1996             1995              1994
                                                                  ----------       ----------        -------
                                                                                 (In Thousands)
Average balance outstanding                                         $20,658           $20,648          $24,317

Maximum amount outstanding at any month-end
     during the period                                              $20,699           $20,703          $25,622
Average interest rate                                                 7.25%             7.26%            7.36%

The decrease in the outstanding average balance from $24.3 million in 1994 to $20.6 million in 1995 is due to the maturity of a $5.0 million advance in April 1994.

YIELDS EARNED AND RATES PAID

The results of operations of Parkvale depend substantially on its net interest income, which is the largest component of Parkvale's net income. Net interest income is affected by the difference or spread between yields earned by Parkvale on its loan, mortgage-backed security and investment portfolios and the rates of interest paid by Parkvale for its deposits and borrowings, as well as the relative amounts of its interest-earning assets and interest-bearing liabilities. Parkvale's operating results are also affected by levels of non-interest income and expenses.

The following table sets forth the average yields earned on Parkvale's interest-earning assets and the average rates paid on its interest-bearing liabilities, the resulting average interest rate spreads, the net yield on interest-earning assets and the weighted average yields and rates at June 30, 1996.


                                                              Year Ended June 30,                        At
                                                            -----------------------                   June 30,
                                                   1996              1995             1994              1996
                                                 --------          --------         --------          ---------
Average yields on (1):

     Loans                                          8.23%             8.14%            8.15%               8.12%
     Mortgage-backed securities                     6.61              6.51             6.33                6.52
     Investments (2)                                5.96              5.30             5.25                5.76
     Federal funds sold and
         repurchase agreements                      5.67              5.51             3.53                5.27
                                                    ----              ----             ----                ----
All interest-earning assets                         7.45              7.17             6.89                7.45
                                                    ----              ----             ----                ----
Average rates paid on (1):

     Savings deposits                               4.75              4.41             4.26                4.56
     Borrowings                                     6.19              6.31             6.77                6.02
                                                    ----              ----             ----                ----
All interest-bearing liabilities                    4.79              4.46             4.34                4.61
                                                    ----              ----             ----                ----
Average interest rate spread                        2.66%             2.71%            2.55%               2.84%
                                                    ====              ====             ====                ====

Net yield on interest-earning assets(3)             2.98%             3.01%            2.78%                N/A
                                                    ====              ====             ====                ====

- - -----------------
(1) Average yields and rates are calculated by dividing the interest income or expense for the period by the average balance for the year. The weighted averages at June 30, 1996 are based on the weighted average contractual interest rates. Non-accrual loans are excluded in the average yield and balance calculations.

(2) Includes held-to-maturity and available-for-sale investments and interest-bearing deposits.

(3)  Net interest income divided by average interest-earning assets.

The following table presents for the periods indicated the average balances of each category of interest-earning assets and interest-bearing liabilities.

                                                                             Year Ended June 30,
                                                                 -------------------------------------------
                                                                   1996           1995              1994
                                                                 --------        -------          --------
Interest-earning assets:                                                       (In Thousands)
     Loans                                                       $566,134        $510,919         $495,596
     Mortgage-backed securities                                   102,470         106,073          120,696
     Investments                                                  119,573         158,267          156,833
     Federal funds sold and repurchase agreements                  99,382          75,503           88,880
                                                                 --------        --------         --------
Total interest-earning assets                                     887,559         850,762          862,005
                                                                 --------        --------         --------
Non-interest-earning assets                                        18,856          16,364           21,696
                                                                 --------        --------         --------
Total assets                                                     $906,415        $867,126         $883,701
                                                                 ========        ========         ========
Interest-bearing liabilities:
     Savings deposits                                             801,367         768,684          786,656
     FHLB advances and other borrowings                            25,634          24,727           27,894
                                                                 --------        --------         --------
     Total interest-bearing liabilities                           827,001         793,411          814,550
                                                                 --------        --------         --------
Non-interest-bearing liabilities                                   15,843          15,600           16,340
                                                                 --------        --------         --------
Total liabilities                                                 842,844         809,011          830,890
Shareholders' equity                                               63,571          58,115           52,811
                                                                 --------        --------         --------
Total liabilities and equity                                     $906,415        $867,126         $883,701
                                                                 ========        ========         ========
Net interest-earning assets                                      $ 60,558        $ 57,351         $ 47,455
                                                                 ========        ========         ========
Interest-earning assets as a % of interest-
     bearing liabilities                                            107.3%          107.2%           105.8%

An excess of interest-earning assets over interest-bearing liabilities will enhance a positive interest rate spread and result in greater net interest income. In fiscal 1996, increasing net interest income was favorably impacted by higher loan volumes. In fiscal 1995, increasing net interest income was favorably impacted by higher yielding investments and loans. This follows a slight decline in fiscal 1994 which was attributable to high liquidity and low yields available on short-term investments. Parkvale's net yield on average interest-earning assets was 2.98% in fiscal 1996, 3.01% in fiscal 1995, and 2.78% in fiscal 1994.

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in rates (change in rate multiplied by old volume), (2) changes in volume (changes in volume multiplied by old rate), and (3) changes in rate-volume (change in rate multiplied by the change in volume).

                                                               Year Ended June 30,
                                                           --------------------------
                                              1996 vs. 1995                         1995 vs. 1994
                                         -----------------------                 ------------------
                                                        Rate/                                  Rate/
                                      Rate    Volume   Volume   Total         Rate   Volume   Volume    Total
                                     ------   ------   ------   -----         ----   ------   ------    -----
                                          (In Thousands)
Interest-earning assets:
     Loans                          $  460    $4,495    $  63  $5,018         ($50)   $1,249   ($36)   $1,163
     Mortgage-backed securities        106      (235)      (3)   (132)         217      (926)   (21)     (730)
     Federal funds sold                121     1,316       35   1,472        1,760      (472)  (266)    1,022
     Investments                     1,045    (2,051)    (261) (1,267)          78        75     14       167
                                    ------    ------     ----  ------        -----    ------   ----    ------

         Total                       1,732     3,525     (166)  5,091        2,005       (74)  (309)    1,622
                                    ------    ------    -----  ------        -----    ------   ----    ------

Interest-bearing liabilities:
     Deposits                        2,614     1,441      118   4,173        1,180      (766)   (54)      360
     FHLB advances and
         other borrowings              (30)       57       --      27         (128)     (214)    14      (328)
                                    ------     -----     ----    ----        -----     -----    ---     -----

         Total                       2,584     1,498      118   4,200        1,052      (980)   (40)       32
                                    ------    ------     ----   -----        -----     -----    ---     -----

Net change in net interest
     income (expense)                ($852)   $2,027    ($284)   $891         $953      $906  ($269)   $1,590
                                    ======    ======    =====    ====         ====      ====  =====    ======


SUBSIDIARIES

Pennsylvania law permits a Pennsylvania-chartered, federally-insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of subsidiary corporations or service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. Parkvale is also authorized to invest up to 30% of its assets in finance subsidiaries whose sole purpose is to issue debt or equity securities that Parkvale is authorized to issue directly, subject to certain limitations.

At June 30, 1996, Parkvale was authorized to have an investment in excess of $25.0 million in the capital stock and other securities of its service corporation subsidiaries. At June 30, 1996, Parkvale had equity investments of $7,000, net of cash balances, in its service corporation subsidiaries.

Parkvale's wholly-owned service corporation, P.V. Financial Service Inc. ("PVFS"), was incorporated in 1972 and owns PMC as a wholly-owned subsidiary. At June 30, 1996, PVFS and its subsidiary had net assets of $268,000. Gains of $109,000 and $54,000 were recorded in fiscal 1995 and 1994, respectively, from an investment in Interstate Service Corporation as certain contingencies were resolved. PMC was acquired in 1986 and currently operates two offices originating residential mortgage loans for the Bank. For additional information regarding PMC, see "Lending Activities". In conjunction with a merger conversion, Parkvale acquired Renaissance Corporation ("Renaissance"), a wholly-owned subsidiary that performs collateral evaluations on consumer loans. The sole asset of Renaissance at June 30, 1996 is $22,000 in cash.

COMPETITION

Parkvale faces substantial competition both in the attraction of deposits and in the making of mortgage and other loans in its primary market area. Competition for the origination of mortgage and other loans principally comes from other savings institutions, commercial banks, mortgage banking companies, credit unions and other financial service corporations located in the Pittsburgh metropolitan area. Because of the wide diversity and large number of competitors, the exact number of competitors is fluid. Parkvale's most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions located in the Pittsburgh area. In times of high interest rates, Parkvale also encounters significant competition for investors' funds from short-term money market securities and other corporate and government securities. During the low interest rate environment, Parkvale and other depository institutions have also experienced increased competition from stocks, mutual funds, and other direct investments offering the potential for higher yields.

Parkvale competes for loans principally through the interest rates and loan fees it charges on its loan programs. In addition, Parkvale believes it offers a high degree of professionalism and quality in the services it provides borrowers and their real estate brokers. It competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each branch. Parkvale believes that its office locations in various neighborhoods of Pittsburgh and the surrounding suburbs outside of downtown Pittsburgh provide Parkvale with both an opportunity to become an integral part of these smaller communities and the means of competing with larger financial institutions doing business within the Pittsburgh metropolitan area. In addition, Parkvale has two offices located in Downtown Pittsburgh to provide services to the business community and to its suburban customers working and shopping in the city.

MARKET AREA

The greater Pittsburgh metropolitan area, which is a heavily populated and predominately industrialized region, ranks 19th in population of the metropolitan areas in the country according to the 1990 census. The region's economy is primarily dependent on a combination of the manufacturing trade, services, government and transportation industries. The economy has experienced a transition away from the steel and steel-related industries to the service industries, such as transportation, health care, education and finance. In addition to containing the corporate headquarters of major industrial and financial corporations, Pittsburgh is also a major regional health and education center, and a large number of high technology firms have located in Pittsburgh due to the wide range of support services available.

EMPLOYEES

As of June 30, 1996, Parkvale and its subsidiaries had 234 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

                                   REGULATION

GENERAL

Following conversion to a Pennsylvania chartered savings bank charter in fiscal 1993, the Bank is subject to extensive regulation by the FDIC and the Department, and is no longer directly subject to regulation by the OTS. Nonetheless, several requirements which were applicable to the Bank as a Pennsylvania chartered savings association regulated by the OTS remain applicable to the Bank as a Pennsylvania chartered savings bank. The FDIC has adopted a regulation which provides that the same restrictions on activities, investments in subsidiaries, loans to one borrower, and affiliate transactions apply to the Bank as if the Bank had not converted to a savings bank charter. However, the capital requirements applicable to the Bank as a savings bank are the FDIC's capital maintenance regulations rather than the comparable OTS regulations.

The Bank must file reports with the Pennsylvania Department of Banking and the FDIC describing its activities and financial condition and is periodically examined to test compliance with various regulatory requirements. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere in this document.

FINANCIAL INSTITUTIONS REFORM, RECOVERY, AND ENFORCEMENT ACT OF 1989 ("FIRREA")

On August 9, 1989, major reform and financing legislation was enacted into law in order to restructure the savings industry and to address the financial condition of the FSLIC. The legislation has adversely affected the savings industry in several ways, including more stringent capital requirements, investment limitations and restrictions and holding company regulation. In addition, the legislation enhances federal regulatory enforcement power and draws upon the earnings of the Federal Home Loan Bank System in order to partially address the large number of troubled savings institutions. Bank holding companies are now permitted to acquire savings institutions.

INSURANCE AND REGULATORY STRUCTURE. Pursuant to the provisions of FIRREA, an insurance fund administered by the FDIC and named the SAIF insures the deposits of savings associations and certain savings banks. The FDIC fund existing prior to the enactment of FIRREA is now known as the BIF and continues to insure the deposits of commercial banks and certain savings banks. Although the FDIC administers both funds, the assets and liabilities are not commingled. In addition, FIRREA established the OTS, which is a bureau of the Department of Treasury. The OTS is headed by a single Director who is appointed by the President.

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8.0% of risk-weighted assets. At June 30, 1996, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.1% and 14.9%, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), required, among other things, each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. On June 26, 1996, the FDIC, the FRB and the Office of the Comptroller of the Currency ("OCC"), collectively, "the agencies", have jointly issued a policy statement providing bankers guidance on sound interest rate risk management practices. This policy statement augments the action taken by the agencies in August 1995 to implement the portion FDICIA addressing risk-based capital standards for interest rate risk. It also replaces the proposed policy statement that the agencies issued for comment in August 1995 regarding a supervisory framework for measuring and assessing banks' interest rate exposures. The agencies have elected not to pursue a standardized measure and explicit capital charge for interest rate risk at this time. This decision reflects concerns about the burden, accuracy, and complexity of a standardized measure and recognition that industry techniques for measuring interest rate risk are continuing to evolve. Rather than dampening incentives to improve risk measures by adopting a standardized measure at this time, the agencies hope to encourage these industry efforts. Nonetheless, the agencies will continue to place significant emphasis on the level of a bank's interest rate risk exposure and the quality of its risk management process when evaluating a bank's capital adequacy.

Parkvale's management does not anticipate difficulty in meeting the capital requirements in the future, however there can be no assurance that this will be the case. Failure to maintain minimum levels of required capital will result in the submission to the applicable FDIC regional director for review and approval of a reasonable plan describing the means and timing by which the bank shall achieve its minimum Tier I ratio and may result in the imposition by the Pennsylvania Department of Banking or the FDIC of various operational restrictions, including limitations as to the rate of interest that may be paid on deposit accounts, the taking of deposits, the issuance of new accounts, the ability to originate a particular type of loan, and the purchase of loans or the taking of specified other investments. Alternatively, the institution may be placed into receivership or conservatorship under the FDIC, which would be charged with managing the institution until it could be sold or liquidated.

INVESTMENT IN SUBSIDIARIES. Under FIRREA, investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. However, certain exemptions generally apply where: (i) a subsidiary is engaged in activities impermissible for national banks solely as an agent for its customers and (ii) the subsidiary is engaged solely in mortgage-banking activities. These provisions have not reduced or limited Parkvale's business activity.

INVESTMENT RULES. FIRREA also materially affects the permissible investments of savings banks. Under FIRREA, the permissible amount of loans to one borrower now follows the national bank standards for all loans made by savings banks, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federal associations. The national bank standard generally does not permit loans to one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. While Parkvale has historically made loans with lesser dollar balances than was permitted by federal regulations, the loans-to-one borrower limitation may limit its ability to do business with certain customers.

Savings banks and subsidiaries may not acquire or retain investments in corporate debt securities that at the time of acquisition were not rated in one of the four highest rating categories by at least one nationally recognized rating organization.

ACQUISITIONS BY BANK HOLDING COMPANIES. FIRREA permits bank holding companies to acquire any savings institution, including healthy as well as troubled institutions, and prohibits the Board of Governors of the Federal Reserve System from imposing any tandem restrictions on transactions between the savings institution and its holding company affiliates (other than those required by Sections 23A and 23B of the Federal Reserve Act or by other applicable laws). FIRREA does not impose any geographic restrictions on such acquisitions, and as a result, a number of savings institutions have been acquired by bank holding companies.

SAVINGS AND LOAN HOLDING COMPANY JURISDICTION. The Director of OTS administers and regulates the activities of registered savings and loan holding companies and the acquisition of savings banks by any company. Savings and loan holding companies, such as Parkvale Financial Corporation, are no longer required to receive regulatory approval prior to incurring debt. Savings banks which are subsidiaries of a holding company, as well as other savings banks, are now deemed to be member banks for purposes of Sections 23A and 23B of the Federal Reserve Act and, as a result, are subject to the transaction with affiliate rules contained in those sections. Savings and loan holding companies now may also purchase up to 5% of the stock of unaffiliated savings bank or savings and loan holding companies without prior regulatory approval. Cross-marketing restrictions that prohibited an insured institution subsidiary of a diversified savings and loan holding company from offering or marketing products or services of an affiliate that are not permissible for bank holding companies were also removed by FIRREA.

ENFORCEMENT. Other provisions of FIRREA include substantial changes to enforcement powers available to regulators. FIRREA also expands jurisdiction of the FDIC's enforcement powers to all "institution-affiliated" parties, including shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action having or likely to have an adverse effect on an insured institution. Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties up to $5,000 per day for violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if more than a minimal loss to an institution or action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1 million per violation, up to $5 million for continuing violations or for the actual amount of gain or loss. These monetary penalties may be combined with prison sentences of up to five years.

FIRREA also provides regulators with far greater flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions include the imposition of a capital plan and termination of deposit insurance. The FDIC also may recommend that the Department of Banking take enforcement action. If action is not taken by the Department, the FDIC would have authority to compel such action under certain circumstances.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Parkvale had a $5.9 million investment in stock of the FHLB of Pittsburgh at June 30, 1996, which complied with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 1996, the Bank had $20.7 million of outstanding advances from the FHLB of Pittsburgh.

INTERSTATE ACQUISITIONS

The Commonwealth of Pennsylvania has enacted legislation which permits interstate acquisitions and branching, subject to specific restrictions, for savings banks located in Delaware, Kentucky, the District of Columbia, Maryland, New Jersey, Ohio, Virginia, and West Virginia ("the Region") if the state offers reciprocal rights to savings institutions located in Pennsylvania.

Of the states in the Region, Delaware, Kentucky, Maryland, New Jersey, Ohio and West Virginia currently have laws that permit savings banks located in Pennsylvania to branch into such states and/or acquire savings banks located in such states. However, Maryland and Ohio have not permitted Pennsylvania savings banks to operate branches in their states.

FEDERAL RESERVE SYSTEM

Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts (primarily NOW accounts and regular checking accounts) and certain non-personal time deposits. Money market deposit accounts are subject to the reserve requirement applicable to non-personal time deposits when held by a person other than a natural person. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the

Bank's interest-earning assets. Parkvale satisfies the majority of its reserve requirement with vault cash.

PENNSYLVANIA SAVINGS BANK LAW

The Bank is incorporated under the Pennsylvania Banking Code of 1965, as amended ("Banking Code"), which contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the declared purposes of the Banking Code is to provide banks with the opportunity to be competitive with each other and with other financial institutions existing under other state, federal and foreign laws. To this end, the Banking Code provides Pennsylvania-chartered savings banks with all the powers permitted federally chartered savings and loan associations and savings banks, subject to regulation by the Department.

A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Department.

The Department generally examines each savings bank at least once every two years. The Banking Code permits the Department to accept the examinations and reports of the FDIC in lieu of the Department's examination. The present practice is for the Department and the FDIC to conduct examinations annually on an alternating basis. The Department may order any bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

                                    TAXATION

FEDERAL TAXATION

For federal income tax purposes, PFC and its subsidiaries file consolidated returns on a calendar year basis and report their income and expenses on the accrual basis of accounting.

Under applicable provisions of the Internal Revenue Code of 1986 ("the Code"), certain thrift institutions were allowed deductions for bad debts under rules more favorable than those accorded to other corporate taxpayers, including other depository institutions. On August 20, 1996, President Clinton signed a bill that repealed the special deduction of bad debts under the reserve method which allowed Parkvale to deduct 8% from taxable income before the deduction. In making the change from the reserve method previously allowed, thrifts are required to recapture the "applicable excess reserve." The applicable excess reserve is the total amount of the thrift's reserve over the base year reserve as of December 31, 1987. The law exempts pre-1988 reserves from recapture on acquisition by a commercial bank, asset diversification or charter change. If Parkvale meets an annual residential loan origination test, the payment of taxes can be delayed up to two years.

Since 1987, corporations are subject to the corporate alternative minimum tax to the extent this tax would exceed the regular tax liability. Parkvale has not been subject to this tax in the past and does not anticipate being subject to this tax in future years given its current level of financial and taxable income.

With certain exceptions, no deduction is allowed for interest expense allocable to the purchase or carrying of tax exempt obligations acquired after August 7, 1986.

Parkvale's income tax returns for calendar 1995, 1994 and 1993 have been filed with the IRS and are open to examination. However, Parkvale has not yet been advised by the IRS if such an examination will be performed. All income tax returns prior to calendar 1993 have been settled with the IRS and settlement of all issues did not result in a significant charge to income.

STATE TAXATION

For state tax purposes, Parkvale reports its income and expenses on the accrual basis of accounting and files its tax returns on a calendar year basis. Parkvale is subject to the Pennsylvania Mutual Thrift Institutions Tax ("MTIT"). This tax is imposed at the rate of 11.5% on net income computed substantially in accordance with Generally Accepted Accounting Principles ("GAAP"). Under the Mutual Thrift Institution Act, Parkvale is not subject to any state or local taxes except for the MTIT described above and taxes imposed upon real estate and the transfer thereof.

See Note H of Notes to Consolidated Financial Statements for additional information regarding federal and state taxation.

ITEM 2.       PROPERTIES

Parkvale presently conducts its business from its main office and 27 branch offices located in the Pittsburgh metropolitan area. Parkvale owns the building and land for thirteen of its offices and leases its remaining fifteen offices. Such leases expire between July 1996 and August 2013. At June 30, 1996, Parkvale's land, building and equipment had a net book value of $2.0 million.

The following table sets forth certain information regarding Parkvale's office facilities at June 30, 1996.

                                                                    LEASED                              % OF
                                                 OWNED OR         EXPIRATION        NET BOOK            TOTAL
LOCATION                                          LEASED             DATE             VALUE           DEPOSITS
- - --------                                         ---------        -----------       ---------         --------
                                                                                  (in thousands)

MAIN OFFICE:                                      Leased
     4220 William Penn Hwy                     Headquarters        08/31/97
     Monroeville, PA  15146                       Branch           08/31/13             $175            13.1%

BRANCH OFFICES:
     913 23rd Street
     Aliquippa, PA 15001                           Owned              --                 213             2.5%

     160 Allegheny Center Mall
     Pittsburgh, PA 15212                         Leased           12/31/00                8             1.6%

     2132 Arlington Avenue
     Pittsburgh, PA 15210                          Owned              --                  34             2.6%

     1400 Seventh Avenue
     Beaver Falls, PA  15010                       Owned              --                 222             3.5%

     650 CasteVillage
     Pittsburgh, PA 15236                         Leased           12/31/00               15             6.5%

     10 Foster Avenue
     Pittsburgh, PA 15205                         Leased           04/30/04               27             3.2%

     Cranberry Mall
     Cranberry Twp., PA  16066                    Leased           07/31/96                9             1.4%

     559 Grant Street
     Pittsburgh, PA  15219                        Leased           01/31/05              118             1.2%

     503 Greenfield Avenue
     Pittsburgh, PA 15207                          Owned              --                   8             4.2%

     1970 Greentree Road
     Pittsburgh, PA  15220                        Leased           04/17/99               61             0.9%

     1789 Pine Hollow Road
     McKees Rocks, PA 15136                       Leased           12/30/97               20             3.2%

     200 Fifth Avenue
     Pittsburgh, PA 15222                         Leased           09/30/96                8             3.3%

     420 Grant Avenue
     Millvale, PA 15209                            Owned              --                  96             4.3%

     55 Wyoming Street
     Pittsburgh, PA 15211                          Owned              --                   6             2.3%

     4300 Murray Avenue
     Pittsburgh, PA 15217                          Owned              --                 151             2.9%

     931 Fifth Avenue
     New Kensington, PA 15068                      Owned              --                  27             4.9%

     2300 Noblestown Road
     Pittsburgh, PA 15205                          Owned              --                  67             3.3%

     4885 McKnight Road
     Pittsburgh, PA 15237                         Leased           01/31/99               35             3.8%

     90 Malts Lane
     North Huntingdon, PA 15642                    Owned              --                 285             5.2%

     3530 Forbes Avenue
     Pittsburgh, PA 15213                         Leased           04/30/99                2             2.4%

     3908 Perrysville Avenue
     Pittsburgh, PA 15214                          Owned              --                  97             2.5%

     90 Tarentum Bridge Road
     New Kensington, PA 15068                      Owned              --                 151             3.1%

     1940 Murray Avenue
     Pittsburgh, PA 15217                         Leased           11/30/96                3             5.3%

     736 Allegheny River Blvd.
     Verona, PA  15147                             Owned              --                 105             2.8%

     1500 Oxford Drive
     Village Square, Suite 100
     Bethel Park, PA 15102                        Leased           12/31/98               40             3.1%

     997 West View Park Drive
     Pittsburgh, PA 15229                         Leased           06/30/01               11             2.1%

     4128 Brownsville Road
     Pittsburgh, PA 15227                         Leased           02/28/02                7             4.8%

MORTGAGE ORIGINATION OFFICES:
     3900 Jermantown Road, Suite 180
     Fairfax, VA  22030                           Leased           12/31/96                2            --

     2550 Corporate Exchange Drive
     Suite 100
     Columbus, OH  43231                          Leased           12/31/96                2            --

ITEM 3.       LEGAL PROCEEDINGS.

Neither PFC nor any of its subsidiaries is involved in any pending legal proceedings other than routine, insignificant litigation occurring in the ordinary course of business, except as follows. The Bank is a defendant in two related suits involving its former headquarters building in Pittsburgh. Complaints have not yet been filed in either case, which makes it difficult to determine the nature and amounts of potential exposure. See PFC's 1996 Annual Report to Shareholders filed herewith as Exhibit 13 (the "1996 Annual Report"), under "Capital Resources" in the Management Discussion and Analysis of Financial Condition and Results of Operations section.

PFC and its subsidiaries, in the normal course of business, are subject to various other pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising out of such other lawsuits will have a material adverse effect on PFC's nor its subsidiaries' financial positions.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

PART II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
              MATTERS.

The information required herein is incorporated by reference from page 33 of the PFC's 1996 Annual Report.

ITEM 6.       SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 4 of PFC's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 5 to 12 of PFC's 1996 Annual Report.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 14 to 30 of PFC's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 5 to 9 of the definitive proxy statement of the Corporation for the 1996 Annual Meeting of Shareholders, which was filed on September 16, 1996 (the "definitive proxy statement").

ITEM 11.      EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from page 13 of the definitive proxy statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is incorporated by reference from page 15 of the definitive proxy statement.

PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                                                                                               PAGE
     Report of Independent Auditors...............................................................13

     Consolidated Statements of Financial Condition at June 30, 1996 and 1995.....................14

     Consolidated Statements of Operations for each of the three years in the period ended June 30, 1996...................................................15

     Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1996...................................................16

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 1996...................................................17

     Notes to Consolidated Financial Statements...................................................18

     (2) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.

NO. EXHIBITS                                                                                   PAGE
     3(a)     Articles of Incorporation.............................................................*
     3(b)     Bylaws................................................................................#
     3(c)     Amendments to the Bylaws......................................................C-1 - C-9

     10(a)    Common Stock Certificate..............................................................*
     10(b)    1987 Stock Option Plan................................................................@
     10(c)    1993 Key Employee Stock Compensation Program..........................................x
     10(d)    1993 Directors' Stock Option Plan.....................................................x
     10(e)    Consulting Agreement with Robert D. Pfischner.........................................!
     10(f)    Employment Agreement with Robert J. McCarthy, Jr......................................*
     10(g)    Employee Stock Ownership Plan.........................................................!
     10(h)    Executive Deferred Compensation Plan..................................................+
     10(i)    Supplemental Employee Benefit Plan....................................................+
     13       Excerpts of the 1996 Annual Report to Shareholders filed herewith. Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Form 10-K.
     22       Subsidiaries of Registrant.......................................................... 20
              Reference is made to Item 1.  Business - Subsidiaries for the required information
     23       Consent of Ernst & Young LLP, independent auditors..................................F-1

     *        Incorporated by reference to the Registrant's Form 8-B filed with the Commission on
              January 5, 1989.

     #        Incorporated by reference to Form 10-K filed by the Registrant with the Commission on
              September 28, 1988.

     @        Incorporated by reference, as amended, to Form S-8 at File No. 33-26173 filed by the
              Registrant with the Commission on November 1, 1995.

     x        Incorporated by reference, as amended, to Form S-8 at File No. 33-98812 filed by the
              Registrant with the Commission on November 1, 1995.

     !        Incorporated by reference to Form 10-K filed by the Registrant with the Commission on
              September 28, 1994.

     +        Incorporated by reference to Form 10-K filed by the Registrant with the Commission on
              September 21, 1995.

     (b)       REPORTS ON FORM 8-K
               There were no reports on Form 8-K filed during the 1996 fiscal year or prior to the filing of this Form 10-K.

     (c)       See (a) (2) above for all exhibits filed herewith and the Exhibit
               Index.

     (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Shareholders which are required to be included herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PARKVALE FINANCIAL CORPORATION

Date:   September 17, 1996                    By: /s/ ROBERT J. MCCARTHY, JR.
                                                  ---------------------------
                                                  Robert J. McCarthy, Jr.
                                                  Director, President and Chief
                                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT J. MCCARTHY, JR.                       September 17, 1996
- - ---------------------------                       ------------------
Robert J. McCarthy, Jr.,                                Date
Director, President and Chief
Executive Officer


/s/ TIMOTHY G. RUBRITZ                            September 17, 1996
- - ---------------------------                       ------------------
Timothy G. Rubritz,                                     Date
Vice President - Treasurer
(Chief Financial & Accounting Officer)


/s/ ROBERT D. PFISCHNER                           September 17, 1996
- - ---------------------------                       ------------------
Robert D. Pfischner, Chairman of the Board              Date


/s/ FRED P. BURGER, JR.                           September 17, 1996
- - ---------------------------                       ------------------
Fred P. Burger, Jr., Director                           Date


/s/ PAUL A. MOONEY                                September 17, 1996
- - ---------------------------                       ------------------
Paul A. Mooney, Director                                Date


/s/ GEORGE W. NEWLAND                             September 17, 1996
- - ---------------------------                       ------------------
George W. Newland, Director                             Date


/s/ WARREN R. WENNER                              September 17, 1996
- - ---------------------------                       ------------------
Warren R. Wenner, Director                              Date