Form 10-Q
period 1996-09-30
PARKVALE FINANCIAL CORP
filed 1996-10-29
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C., 20549

                                  FORM 10-Q

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NO: 0-17411

                       PARKVALE FINANCIAL CORPORATION
                      --------------------------------
           (Exact name of registrant as specified in its charter)


      PENNSYLVANIA                                    25-1556590
  -----------------------                      ----------------------
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

  The closing sales price of the Registrant's Common Stock on October 28, 1996 was $24.50 per share.

  Number of shares of Common Stock outstanding as of October 28, 1996 was 4,041,607.

  PARKVALE FINANCIAL CORPORATION

  INDEX

  Part I.     Financial Information                          Page
  ---------------------------------                         -----

  Consolidated Statements of Financial Condition as
  of September 30, 1996 and June 30, 1996                       3

  Consolidated Statements of Operations (Unaudited)
  for the Three Months ended September 30, 1996 and 1995        4

  Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months ended September 30, 1996 and 1995      5-6

  Consolidated Statements of Shareholders' Equity as
  of September 30, 1996                                         6

  Notes to Unaudited Interim Consolidated Financial
  Statements                                                  7-9

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       10-13

  Part II - Other Information                                  14

  Signatures                                                   14

                       PARKVALE FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (Dollar Amounts in Thousands, except share data)

                                                September 30,  June 30,
                                     ASSETS          1996        1996
                                                 ----------     --------
  Cash and noninterest-earning deposits             $7,400      $10,905
  Federal funds sold                               103,130       66,557
  Interest-earning deposits in other banks             382          173
  Investment securities available for sale
    (cost of $6,804 at September 30 and June 30)    11,102       10,493
  Investment securities held to maturity
    (fair value of $169,732 at September 30
    and $194,061 at June 30)                       169,670      194,393
  Loans, net of allowance of $14,158 at
    September 30 and $13,990 at June 30            620,710      625,452
  Foreclosed real estate, net of allowance
    of $14 at September 30 and $19 at June 30          166          240
  Office properties and equipment, net               1,925        2,005
  Intangible assets and deferred charges               237          276
  Prepaid expenses and other assets                  9,643        8,748
                                                   --------     --------
                                   Total Assets   $924,365     $919,242
                                                  ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES
  Savings deposits                                $819,657     $807,087
  Advances from Federal Home Loan Bank              15,691       20,693
  Escrow for taxes and insurance                     5,604       10,828
  Other liabilities                                  9,774        4,651
  Other debt                                         5,079        6,218
                                                  --------     --------
                              Total Liabilities    855,805      849,477
                                                  --------     --------
  SHAREHOLDERS' EQUITY
  Preferred Stock ($1.00 par value; 5,000,000
    shares authorized; 0 shares issued)                -            -
  Common Stock ($1.00 par value; 10,000,000
    shares authorized; September-4,310,679*
    shares issued, June - 3,448,736 shares issued)   4,311        3,449
  Additional Paid in Capital                         8,175        9,138
  Treasury Stock at cost (269,072* shares in
    September and 266,366* shares in June)         (3,206)      (3,028)
  Employee Stock Ownership Plan debt                  (96)        (104)
  Unrealized gains on securities available for
    sale                                             2,729        2,342
  Retained earnings                                 56,647       57,968
                                                  --------      -------
                     Total Shareholders' Equity     68,560       69,765
                                                  --------      -------
     Total Liabilities and Shareholders' Equity   $924,365     $919,242
                                                  ========     ========

   * Reflect the effect of the 5 for 4 stock split on October 14, 1996.

                       PARKVALE FINANCIAL CORPORATION
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar Amounts in Thousands, except per share data)

                                           Three months ended
                                              September 30,
                                             1996       1995
                                             -----     -----
  Interest Income:
     Loans                                 $12,520   $11,090
     Mortgage-backed securities              1,553     1,752
     Investments                             1,424     1,944
     Federal funds sold                      1,169     1,775
                                           -------   -------
       Total interest income                16,666    16,561
                                           -------   -------
  Interest Expense:
     Savings deposits                        9,414     9,680
     Borrowings                                323       393
                                           -------   -------
       Total interest expense                9,737    10,073
                                           -------   -------
  Net interest income                        6,929     6,488
  Provision for loan losses                    135       185
                                           -------   -------
  Net interest income after
     provision for losses                    6,794     6,303
                                           -------   -------
  Noninterest Income:
     Service charges on deposit accounts       291       262
     Other fees and service charges            149       132
     Gain on sale of assets                     --        --
     Miscellaneous                              79       116
                                           -------   -------
       Total other income                      519       510
                                           -------   -------
  Noninterest Expenses:
     Compensation and employee benefits      1,756     1,733
     Office occupancy                          512       498
     Marketing                                  80        60
     FDIC and other insurance                  498       490
     FDIC special assessment                 5,035        --
     Office supplies, telephone, and postage   201       190
     Miscellaneous                             483       550
                                           -------   -------
       Total other expenses                  8,565     3,521
                                           -------   -------
  Income (loss) before income taxes        (1,252)     3,292
  Income tax expense (benefit)               (464)     1,149
                                           -------   -------
  Net income (loss)                         ($788)    $2,143
                                           =======   =======
  Net income (loss) per share              ($0.19)     $0.51
  Dividends per share                        $0.13    $0.104

  All share amounts reflect the effect of the 5 for 4 stock split on October 14, 1996.

  Parkvale Financial Corporation
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  For Three Months Ended September 30, 1996 and 1995
  Increase (Decrease) in Cash and Cash Equivalents
  (Dollar Amounts in Thousands)
                                                     1996         1995
  Cash flows from operating activities:           --------     --------
     Interest received                              $17,727      $16,836
     Loan fees received                                  36           70
     Other fees and commissions received                489          480
     Interest paid                                  (9,739)     (10,045)
     Cash paid to suppliers and others              (3,600)      (3,065)
     Income taxes paid                              (1,499)      (1,113)
                                                   --------     --------
     Net cash provided by operating activities        3,414        3,163

  Cash flows from investing activities:
     Proceeds from sales of investment
       securities available for sale                     --           --
     Proceeds from maturities of investments         21,500       27,700
     Purchase of investment securities available
       for sale                                          --         (69)
     Purchase of investment securities              (4,955)     (18,895)
     (Purchase) maturity of deposits in other banks   (209)           27
     Purchase of mortgage-backed securities              --     (13,100)
     Purchase of loans                                (131)     (15,296)
     Proceeds from sales of loans                     1,255          896
     Principal collected on mortgage-backed
       securities                                     8,139        5,173
     Principal collected on loans                    34,069       32,164
     Loans made to customers, net of loans in
       process                                     (30,518)     (35,391)
     Other                                               --         (49)
                                                   --------     --------
       Net cash (used in) investing activities      29,150     (16,840)

  Cash flows from financing activities:
     Net decrease in checking and
        savings accounts                            (4,044)        (200)
     Net increase in certificates of deposit         16,613        5,685
     Repayment of FHLB advances                     (5,003)          (2)
     Net (decrease) increase in other borrowings    (1,138)          688
     Decrease in borrowers' advances for tax &
       insurance                                    (5,224)      (5,430)
     Cash dividends paid                              (421)        (333)
     Allocation of treasury stock to retirement plans    41           11
     Acquisition of treasury stock                    (320)           --
                                                   --------     --------
     Net cash provided by financing activities          504          419
                                                   --------     --------
  Net increase (decrease) in cash and cash
     equivalents                                     33,068     (13,258)

     Cash and equivalents at beginning of period     77,462      126,584
                                                   --------     --------
     Cash and equivalents at end of period         $110,530     $113,326
                                                   ========     ========

Reconciliation of net income to net cash
     provided by operating activities:                Three months ended
                                                        September 30,
                                                     1996         1995
                                                    -------      -------
  Net income                                        ($788)       $2,143
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                     119          139
     Accretion and amortization of loan fees
       and discounts                                     8         (23)
     Loan fees collected and deferred                   36           70
     Provision for loan losses                         135          185
     Decrease in accrued interest receivable           967          218
     Increase in other assets                         (58)        (115)
     (Decrease) increase in accrued interest payable   (2)           28
     Increase in other liabilities                   2,997          518
                                                    ------       ------
     Total adjustments                               4,202        1,020
                                                    ------       ------
  Net cash provided by operating activities         $3,414       $3,163
                                                    ======       ======
  For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $3,000 and $46,000 in the three months ended September 30, 1996 and 1995, respectively.

                              PARKVALE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (Dollars in thousands, except share data)
                                                                                      Employee
                                                                               Stock    Unrealized                  Total
                                       Common       Paid-in     Treasury     Ownership    Security     Retained  Shareholders'
                                        Stock       Capital       Stock      Plan Debt     Gains       Earnings       Equity
                                      ---------    --------     --------     ---------   ----------    --------  -------------
    Balance, June 30, 1996              $3,449       $9,138      ($3,028)       ($104)       $2,342     $57,968       $69,765

    Net income (loss), three months
      ended September 30, 1996                                                                            (788)         (788)

    Dividends on common stock at
      $.13 per share                                                                                      (533)         (533)

    Principal payments on employee
      stock ownership plan debt                                                      8                                      8

    Transfer to reflect 5 for 4 split      862        (862)                                                                 0

    Treasury stock purchased                                        (320)                                               (320)

    Unrealized security gains                                                                   387                       387

    Exercise of stock options                         (101)           142                                                  41
                                       -------       -------    ---------       -------     -------     -------      --------
    Balance, September 30, 1996         $4,311       $8,175      ($3,206)        ($96)       $2,729     $56,647       $68,560
                                       =======       =======    =========       =======     =======     =======      ========

  NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  --------------------------------------------------------------------
  1.  STATEMENTS OF OPERATIONS
     The statements of operations for the three months ended September 30, 1996 and 1995 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results which may be expected for fiscal 1997. The Annual Report on Form 10-K for the year ended June 30, 1996 contains additional information and should be read in conjunction with this report.

  2.  STOCK SPLIT
     On September 17, 1996 the Board of Directors declared a 5-for-4 stock split of Parkvale's common stock. The additional shares were paid on October 14, 1996 to stockholders of record at the close of business on September 30, 1996. This increased the outstanding shares by 808,129. No fractional shares were issued. All share amounts in this report have been restated to reflect this stock split.

  3.  EARNINGS PER SHARE
     Primary earnings per share are based upon the weighted average number of issued and outstanding common shares including shares subject to stock options, which are deemed common stock equivalents. For the three months ended September 30, 1996, earnings (loss) per share were ($0.19) based upon 4,206,799 average shares outstanding, respectively assuming all 283,993 option shares outstanding were exercised. For the three months ended September 30, 1995, the restated earnings per share was $0.51 per share based upon 4,195,508 average shares outstanding, respectively assuming all 321,047 option shares then outstanding were exercised.

  4. CHANGE IN METHOD OF ACCOUNTING
     In  October 1995, the FASB issued FAS 123, "Accounting for Stock-Based
  Compensation."   FAS 123 defines a fair value-based method of accounting
  for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The standard encourages all entities to adopt this method of accounting for
  all  employee  stock  compensation  plans.    However, it also allows an
  entity  to  continue  to  measure  compensation  costs  for its plans as prescribed  in  APB  Opinion  No.  25,  "Accounting  for Stock Issued to
  Employees."    If  an entity elects to continue to use the accounting in
  Opinion 25, pro forma disclosures of net income and earnings per share must be made as if the fair value method of accounting, as defined by FAS 123 had been applied. Management has evaluated the adoption of FAS 123 for fiscal 1997 and determined that Parkvale will continue its accounting in accordance with APB Opinion 25. If Parkvale were to present pro forma disclosures as if FAS 123 were adopted, there would be minimal impact to the results of operations for the three months ended September 30, 1996 and 1995 for those awards granted on or after July 1, 1995.

     In June 1996, the FASB issued FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."
  Under the FASB's "financial components" approach, both the transferor and transferee would recognize the asset and liabilities (or components thereof) that it controls in a physical sense and "derecognize" the assets and liabilities that were surrendered or extinguished in the


  transfer. Prior rules emphasize the economic risks or rewards of ownership of the assets. This Statement is effective for transactions occurring after December 31, 1996. Parkvale does not anticipate any impact on results of operations and financial condition from the adoption of this Statement.

                                     7

  5.  FDIC SPECIAL ASSESSMENT
     On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted to recapitalize the Savings Association Insurance Fund (SAIF). As part of the legislation, a one-time assessment of $0.657 per $100 of insured deposits ($5,035,012 before tax) is mandated to restore SAIF to its required statutory level of $1.25 per $100 of insured deposits. The one-time assessment, required to be expensed in the September 1996 quarter, is tax deductible and payable on November 27, 1996. As such, Parkvale reported a net loss for the quarter ended September 30, 1996 of $788,000 or $0.19 per share as a direct result of this $5.0 million ($3.2 million, net of tax) assessment. Earnings (loss) per share impact of this one-time assessment is ($0.75).

     Without the FDIC special assessment, net income for the September 30, 1996 quarter would have been $2.4 million or $0.57 per share, up 11.1% from net income (10.8% on a per share basis) of $2.1 million or $0.51 per share for the quarter ended September 30, 1995.

     Despite the magnitude of the assessment, management believes the legislation will have positive ramifications for Parkvale as it will significantly reduce deposit insurance premiums and the competitive disadvantage that SAIF-insured institutions have suffered relative to
  Bank   Insurance  Fund  (BIF)-insured  institutions.    Sharing  in  the
  Financing Corporation (FICO) obligation begins January 1, 1997 when the FICO premium to SAIF-insured institutions will be 6.4 basis points.
  FICO bonds were originally issued to finance part of the savings and loan crisis of the 1980s. Total premiums will then be the sum of the FICO premium and any regular insurance assessment, currently nothing for the lowest risk category institutions. Since Parkvale is considered to be in the lowest risk category, the total premium beginning January 1, 1997 will only be for the FICO premium of 6.4 basis points. Parkvale's insurance cost will be reduced by 16.6 basis points or $1.3 million
  annually.    Net  earnings  are expected to increase $0.05 per share per quarter for the remaining quarters in the 1997 fiscal year.

     Beginning January 1, 2000 the deposit insurance premium will be further reduced so that there is full pro-rata FICO sharing with other institutions. This amount has not been determined at this point in time.

  6.  LOANS:
  Loans are summarized as follows:
                                                 September 30,    June 30,
                                                     1996         1996
                                                  -----------   ---------
                          (Dollar Amounts in Thousands)

  First mortgage loans:
     Residential:
      1-4 Family                                   $509,886     $517,082
      Multi-family                                   17,156       17,375
     Commercial                                      19,173       19,516
     Other                                            2,413        2,387
                                                   --------     --------
                                                    548,628      556,360
  Consumer loans                                     79,746       76,224
  Commercial business loans                           8,858        8,925
  Loans on savings accounts                           3,233        3,285
                                                   --------     --------
                                                    640,465      644,794
  Less: Loans in process                              4,642        4,386
      Allowance for loan losses                      14,158       13,990
      Unamortized discount and deferred loan fees       955          966
                                                   --------     --------
  Loans, net                                       $620,710     $625,452
                                                   ========     ========

  Nonaccrual loans                                  $2,208       $1,008
     as a percent of total assets                     0.34%        0.16%

  The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes more than 90 days past due. The amount of additional interest income that had not been recognized in interest income was $188 at September 30, 1996 and $137 at June 30, 1996. The following summary sets forth the activity in the allowance for loan losses for the three months ended September 30:

                                                     1996         1995
                                                   -------     --------
  Beginning balance                                $13,990      $13,136
  Provision for losses - mortgage loans                 26          195
  Provision for losses - consumer loans                109         (10)
  Provision for losses - commercial loans               --           --
  Loans recovered                                       60           81
  Loans charged off                                   (27)         (44)
                                                    -------      -------
  Ending balance                                   $14,158      $13,358
                                                    =======      =======

  Non-accrual, substandard and doubtful commercial and other real estate loans are evaluated for impairment under the provisions of FAS 114 and
  118. At September 30, 1996, management has determined that $1.0 million of loans were considered to be impaired in conformity with these Statements. The average recorded investment in impaired loans during the September 1996 quarter was $800. The total allowance for loan losses related to these loans was $154.

                       PARKVALE FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

            (Dollar Amounts in Thousands, except per share data)

  Balance Sheet Data:                           September 30,
                                                1996      1995
                                               ------    ------
  Total assets                               $924,365  $899,575
  Loans, net                                  620,710   541,913
  Interest-earning deposits and federal
     funds sold                               103,512   103,699
  Total investments                           180,772   232,692
  Savings deposits                            819,657   799,930
  FHLB Advances                                15,691    20,605
  Other borrowings                              5,079     4,686
  Shareholders' Equity                         68,560    62,852
  Book value per share                         $16.96    $15.69

  Statistical Profile:
                                                 Three Months Ended
                                                 September 30,  (1)
                                                   1996     1995
                                                  ------   ------
  Average yield earned on all
   interest-earning assets                        7.41%    7.52%
  Average rate paid on all
   interest-bearing liabilities                   4.66%    4.89%
  Average interest rate spread                    2.75%    2.63%
  Net yield on average
   interest-earning assets                        3.08%    2.94%
  Other expenses to average assets                3.71%    1.57%
  Other expenses to average assets without
   special assessment                             1.53%    1.57%
  Taxes to pre-tax income                        37.06%   34.90%
  Return on average assets                       -0.34%    0.95%
  Return on average assets without
    special assessment                            1.03%    0.95%
  Return on average equity                       -4.66%   14.16%
  Return on average equity without
    special assessment                           13.89%   14.16%
  Average equity to average total assets          7.33%    6.72%

                                                 At September 30,
                                                  1996     1995
                                                  -----    -----
  One year gap to total assets                    0.39%    6.69%
  Intangibles to total equity                     0.35%    0.63%
  Capital to assets ratio                         7.42%    6.99%
  Ratio of nonperforming assets to total assets   0.26%    0.25%
  Number of full-service offices                    28       28

(1) The applicable income and expense figures have been annualized in calculating the percentages.

  Results of Operations - Comparison of Three Months Ended September 30, 1996 and 1995
  ------------------------------------------------------------------------

  For the three months ended September 30, 1996, Parkvale reported a net loss of $788,000 or ($0.19) per share as a direct result of the $5.0 million ($3.2 million, net of tax) FDIC special assessment as discussed a b o ve under "Notes to Unaudited Interim Consolidated Financial Statements" under Note 5. "FDIC Special Assessment". This one-time assessment was required to be recorded upon enactment of the legislation in the September 1996 quarter. Without such special assessment, net income for the quarter would have been $2.4 million or $0.57 per share, up 11.1% from net income (10.8% on a per share basis) of $2.1 million or $0.51 per share for the quarter ended September 30, 1995. The $238,000 increase in net income excluding the assessment primarily reflects increased net interest income of $441,000. Net interest income for the quarter ended September 30, 1996 increased to $6.9 million from $6.5 million for the quarter ended September 30, 1995.

  INTEREST INCOME:
  ----------------
  Parkvale had interest income of $16.7 million during the three months ended September 30, 1996 versus $16.6 million during the comparable period in 1995. This slight increase of $105,000 is the result of an $18.4 million or 2.1% increase in the average balance of interest-earning assets, offset by an 11 basis point decrease in the average yield from 7.52% in 1995 to 7.41% in 1996. Interest income from loans increased $1.4 million or 12.9% resulting from an increase in the average outstanding loan balances of $89.8 million or 16.9%, offset by a 28 basis point decrease in the average yield from 8.32% in 1995 to 8.04% in 1996. Interest income on mortgage-backed securities decreased $199,000 from the 1995 quarter due to a decrease of $9.6 million or 9.3% in the average balance, compounded by a 16 basis point decrease in the average yield from 6.78% in 1995 to 6.62% in 1996. Investment securities interest income decreased by $520,000 or 26.8% from the 1995 quarter due to a decrease of $29.0 million or 23.2% in the average balance, compounded by a 29 basis point decrease in the average yield from 6.22% in 1995 to 5.93% in 1996. Interest income earned on federal funds sold decreased $606,000 or 34.1% from the 1995 quarter due to a decrease in the average balance of $32.8 million or 27.4%, compounded by a 56 basis point decrease in the average yield from 5.93% to 5.37%. At September 30, 1996, the weighted average yield on all interest earning assets was 7.45% compared to 7.52% at September 30, 1995.

  INTEREST EXPENSE:
  -----------------
  Interest expense slightly decreased $336,000 or 3.3% from the 1995 to the 1996 quarter. The decrease was due to a 23 basis point decrease in the average rate paid on deposits and borrowings from 4.89% in 1995 to 4.66% in 1996, offset by an increase in the average deposits and borrowings of $12.3 million. At September 30, 1996, the average rate payable on liabilities was 4.60% for deposits, 6.01% for borrowings and 4.64% for combined deposits and borrowings.

  PROVISION FOR LOAN LOSSES:
  -------------------------
  Parkvale's provision for loan losses decreased by $50,000 or 27.0% from the 1995 to the 1996 quarter. Total reserves were 2.21% and 2.17% of gross loans at September 30, 1996 and June 30, 1996, respectively.

  Non-performing loans and real estate owned were $2.4 million, $1.2 million and $2.2 million at September 30, 1996, June 30, 1996 and September 30, 1995, representing 0.26%, 0.14% and 0.25% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 1996 were $14.2 million, which represents 2.21% of the gross loan portfolio. The increase of $1.1 million in non-performing assets from June 30, 1996 is due to a reclassification of a $359,000 shopping center from accrual to non-accrual status and a $758,000 increase in non-accruing single-family dwellings.

  Loans are placed on non-accrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as non-accrual loans.

  OTHER INCOME:
  -------------
  Total other income decreased slightly by $20,000 in 1996 primarily from a decrease of $37,000 in income from the tax deferred annuity and mutual fund products.

  OTHER EXPENSE:
  --------------
  Total other expense increased by $5.0 million from 1995 as a direct result of the FDIC special assessment discussed above. Without this nonrecurring charge, other expenses would have increased only slightly by $9,000 from 1995. The largest component of other expense, compensation and employee benefits, increased slightly by $23,000 or 1.3%. Annualized operating expenses as a percentage of average assets without the special assessment would have been lower at 1.53% for the quarter ended September 30, 1996 versus 1.57% during the comparable 1995 quarter.

  INCOME TAXES:
  -------------
  The provision for income taxes consists of the following for the three months ended September 30, 1996: Current tax benefit - Federal $335,000; State $79,000 and Deferred Federal Tax Benefit $50,000 with the total aggregating $464,000. The prepaid and deferred tax asset increased by $1.8 million from June 30, 1996 to September 30, 1996 which reflects a $1.6 million overpayment of estimated federal taxes remitted prior to the enactment of the Deposit Insurance Funds Act of 1996 signed into law September 30, 1996. On September 15, 1996, additional taxes of $396,000 were paid due to the elimination of the special bad debt deduction under the reserve method which allowed Parkvale to deduct 8% from taxable income before the deduction. The $396,000 was accrued as a deferred tax liability for activity in the first half of the calendar year prior to the enactment of the Small Business Job Protection Act of 1996 which contained this provision to eliminate the special bad debt deduction granted solely to thrifts. The effective tax rate for the three months ended September 30, 1996 was 37.1%, which is anticipated to be the effective tax rate for the 1997 fiscal year.

  LIQUIDITY AND CAPITAL RESOURCES:
  --------------------------------
  Federal  funds  sold  increased  $36.6  million  from  June  30, 1996 to
  September 30, 1996 resulting from the combination of funds available from investment securities maturing and an increase in deposit balances of $12.6 million. Investment securities held to maturity decreased $24.7 million from June 30, 1996 to September 30, 1996.

  Escrow for taxes and insurance decreased by $5.2 million or 48.3% as a result of the payment of property taxes to the various taxing districts during the quarter.

  Stockholders' equity was $68.6 million or 7.42% of total assets at September 30, 1996. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 1996, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.97% and 14.78%, respectively.

  The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 1996:

                                          Tier I    Tier I      Tier II
                                           Core   Risk-Based  Risk-Based
                                          Capital   Capital    Capital
                                         -------   -------      ------
  Equity Capital (1)                    $67,991    $67,991     $67,991
  Less non-allowable intangible assets    (237)      (237)       (237)
  Less unrealized securities gains      (2,589)    (2,589)     (2,589)
  Plus general valuation allowances (2)     --         --        6,125
                                        -------    -------     -------
     Total regulatory capital            65,165     65,165      71,290
  Minimum required capital               37,385     19,600      38,580
                                        -------    -------     -------
     Excess regulatory capital          $27,780    $45,564     $32,710
     Adjusted total assets             $934,615   $490,007    $482,249

  Regulatory capital as a percentage (3)   6.97%    13.30%      14.78%
  Minimum capital required as a
     percentage                            4.00%     4.00%       8.00%
  Excess regulatory capital as a          ------    ------      ------
     percentage                            2.97%     9.30%       6.78%
                                          ======    ======      ======
  Well capitalized requirement             5.00%     6.00%      10.00%
                                          ======    ======      ======
  (1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended September 30, 1996.
  (2)  Limited to 1.25% of risk adjusted total assets.

  Management is not aware of any trends, events, uncertainties or current r e commendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

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

  PART II - OTHER INFORMATION
  ----------------------------
  Item 1.  Legal Proceedings                                None
  Item 2.  Changes in Securities
  Refer to above Part I, "Notes to Unaudited Interim Consolidated Financial Statements," under Note 2, "Stock Split".

  Item 3.  Defaults Upon Senior Securities                  N/A
  Item 4.  Submission of Matters to a Vote of Security
      Holders                                               None
  (a) The 1996 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 24, 1996. Of 3,243,243 shares eligible to vote, 90.5% or 2,936,248 were voted by proxy.

  (b) The shareholders voted to approve the re-election of the two nominees for directors, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Fred P. Burger as a director were 2,911,832 shares in favor and 24,416 withheld. The results for the re-election of Warren R. Wenner as director were 2,909,308 shares in favor and 26,940 shares withheld.

  (c) The recommendation by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 2,906,247 shares in favor, 2,210 against and 27,791 abstaining.

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

                                             Parkvale Financial Corporation

  DATE: October 29, 1996                     By:  Robert J. McCarthy, Jr.
                                                  -----------------------
                                             Robert J. McCarthy, Jr.
                                             President and
                                             Chief Executive Officer

  DATE: October 29, 1996                     By:  Timothy G. Rubritz
                                                  -----------------------
                                             Timothy G. Rubritz
                                             Vice President, Treasurer and
                                             Chief Financial Officer