Form 10-Q
period 1996-12-31
PARKVALE FINANCIAL CORP
filed 1997-02-12
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C., 20549

                                  FORM 10-Q

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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


                       Common Stock ($1.00 par value)
                       ------------------------------
                               Title of Class


  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ---   ---
  The closing sales price of the Registrant's Common Stock on February 11, 1997 was $25.00 per share.

  Number of shares of Common Stock outstanding as of February 11, 1997 was 4,049,712.

  PARKVALE FINANCIAL CORPORATION

  INDEX

  Part I.     Financial Information                          Page
  ---------------------------------                         -----
  Consolidated Statements of Financial Condition as
  of December 31, 1996 and June 30, 1996                        3

  Consolidated Statements of Operations (Unaudited)
  for the Three and Six Months ended December 31, 1996
  and 1995                                                      4

  Consolidated Statements of Cash Flows (Unaudited)
  for the Six Months ended December 31, 1996 and 1995         5-6

  Consolidated Statements of Shareholders' Equity
  as of December 31, 1996                                       6

  Notes to Unaudited Interim Consolidated Financial
  Statements                                                  7-9

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       10-15

  Part II - Other Information                                  15

  Signatures                                                   15

                       PARKVALE FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (Dollar Amounts in Thousands, except share data)

                                                 December 31,   June 30,
                                     ASSETS          1996         1996
                                                 ----------     --------
  Cash and noninterest-earning deposits             $6,116      $10,905
  Federal funds sold                               137,685       66,557
  Interest-earning deposits in other banks             358          173
  Investment securities available for sale
    (cost of $6,804 at December 31 and June 30)     11,728       10,493
  Investment securities held to maturity (fair
    value of $158,623 at December 31 and
    $194,061 at June 30)                           157,806      194,393
  Loans, net of allowance of $14,216 at
    December 31 and $13,990 at June 30             620,174      625,452
  Foreclosed real estate, net of allowance
    of $0 at December 31 and $19 at June 30             60          240
  Office properties and equipment, net               2,166        2,005
  Intangible assets and deferred charges               655          276
  Prepaid expenses and other assets                  8,554        8,748
                                                   --------     --------
                                   Total Assets   $945,302     $919,242
                                                  ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES
  Savings deposits                                $841,610     $807,087
  Advances from Federal Home Loan Bank              15,688       20,693
  Escrow for taxes and insurance                     8,564       10,828
  Other liabilities                                  4,884        4,651
  Other debt                                         3,491        6,218
                                                  --------     --------
                              Total Liabilities    874,237      849,477
                                                  --------     --------
  SHAREHOLDERS' EQUITY
  Preferred Stock ($1.00 par value; 5,000,000
    shares authorized; 0 shares issued)                -            -
  Common Stock ($1.00 par value; 10,000,000
    shares authorized; December-4,310,679*
    shares issued, June-3,448,736                    4,311        3,449
  Additional Paid in Capital                         8,190        9,138
  Treasury Stock at cost (264,662* shares in
    December and 266,366* shares in June)          (3,213)      (3,028)
  Employee Stock Ownership Plan debt                  (71)        (104)
  Unrealized gains on securities available for
    sale                                             3,127        2,342
  Retained earnings                                 58,721       57,968
                                                  --------     --------
                     Total Shareholders' Equity     71,065       69,765
                                                  --------     --------
     Total Liabilities and Shareholders' Equity   $945,302     $919,242
                                                  ========     ========

   * Reflect the effect of the 5 for 4 stock split on October 14, 1996.

                       PARKVALE FINANCIAL CORPORATION
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar Amounts in Thousands, except per share data)

                                 Three months ended  Six months ended
                                    December 31,       December 31,
                                   1996     1995       1996     1995
  Interest Income:                ------   ------     ------   ------
     Loans                       $12,437  $11,368    $24,957  $22,458
     Mortgage-backed securities    1,451    1,743      3,004    3,495
     Investments                   1,308    1,986      2,732    3,930
     Federal funds sold            1,582    1,462      2,751    3,237
                                 -------  -------    -------  -------
          Total interest income   16,778   16,559     33,444   33,120
                                 -------  -------    -------  -------
  Interest Expense:
     Savings deposits              9,602    9,588     19,016   19,268
     Borrowings                      304      397        627      790
                                 -------  -------    -------  -------
          Total interest expense   9,906    9,985     19,643   20,058
                                 -------  -------    -------  -------
  Net interest income              6,872    6,574     13,801   13,062
  Provision for loan losses          114      149        249      334
                                 -------  -------    -------  -------
     Net interest income after
     provision for losses          6,758    6,425     13,552   12,728
                                 -------  -------    -------  -------
  Noninterest Income:
     Service charges on deposit
          accounts                   320      284        611      546
     Other fees and service charges  187      134        336      266
     Gain on sale of assets           --       --         --       --
     Miscellaneous                    76      115        155      231
                                 -------  -------    -------  -------
          Total other income         583      533      1,102    1,043
                                 -------  -------    -------  -------
  Noninterest Expenses:
     Compensation and benefits     1,775    1,754      3,531    3,487
     Office occupancy                558      511      1,070    1,009
     Marketing                        75       81        155      141
     FDIC insurance                   --      441        462      899
     FDIC special assessment          --       --      5,035       --
     Office supplies, telephone,
          and postage                219      208        420      398
     Miscellaneous                   587      609      1,106    1,191
                                 -------  -------    -------  -------
          Total other expense      3,214    3,604     11,779    7,125
                                 -------  -------    -------  -------
  Income before income taxes       4,127    3,354      2,875    6,646
  Income tax expense               1,528    1,172      1,064    2,321
                                 -------  -------    -------  -------
  Net income                      $2,599   $2,182     $1,811   $4,325
                                 =======  =======    =======  =======
  Net income per share             $0.62    $0.52      $0.43    $1.03
  Dividends per share              $0.13   $0.104      $0.26   $0.208
  All share amounts reflect the effect of the 5 for 4 stock split on October 14, 1996.

  Parkvale Financial Corporation
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  For Six Months Ended December 31, 1996 and 1995
  Increase (Decrease) in Cash and Cash Equivalents
  (Dollar Amounts in Thousands)
                                                     1996         1995
  Cash flows from operating activities:           --------     --------
     Interest received                              $34,027      $32,773
     Loan fees received                                 151          144
     Other fees and commissions received              1,041          981
     Interest paid                                 (19,749)     (20,139)
     Cash paid to suppliers, FDIC and others       (11,451)      (5,890)
     Income taxes paid                              (1,659)      (2,264)
                                                    -------      -------
     Net cash provided by operating activities        2,360        5,605

  Cash flows from investing activities:
     Proceeds from maturities of investments         26,500       55,700
     Purchase of investment securities available
       for sale                                          --         (69)
     Purchase of investment securities              (4,956)     (57,573)
     Purchase of deposits in other banks              (185)        (183)
     Purchase of mortgage-backed securities              --     (13,100)
     Purchase of loans                              (9,465)     (46,010)
     Proceeds from sales of loans                     1,631        1,382
     Principal collected on mortgage-backed
       securities                                    14,978       11,692
     Principal collected on loans                    70,525       68,550
     Loans made to customers, net of loans in
       process                                     (57,569)     (69,775)
     Proceeds received from acquisition of
       First Home Savings                            11,084           --
     Other                                            (322)         (88)
                                                    -------      -------
       Net cash provided by (used in) investing
         activities                                  52,221     (49,474)

  Cash flows from financing activities:
     Net decrease in checking and savings accounts  (4,515)      (3,240)
     Net increase in certificates of deposit         27,492        9,654
     Proceeds from FHLB advances                         --           96
     Repayment of FHLB advances                     (5,005)          (5)
     Net (decrease) increase in other borrowings    (2,726)        1,205
     Decrease in borrowers' advances for tax &
       insurance                                    (2,264)      (3,041)
     Cash dividends paid                              (953)        (756)
     Allocation of treasury stock to retirement plans    49           11
     Acquisition of treasury stock                    (320)           --
                                                    -------      -------
     Net cash provided by financing activities       11,758        3,924
                                                    -------      -------
  Net increase (decrease) in cash and cash
     equivalents                                     66,339     (39,945)
     Cash and equivalents at beginning of period     77,462      126,584
                                                   --------      -------
     Cash and equivalents at end of period         $143,801      $86,639
                                                   ========      =======

  Reconciliation of net income to net cash            Six months ended
     provided by operating activities:                   December 31,
                                                     1996         1995
                                                     -----        -----
  Net income                                        1,811       $4,325
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                    244          272
     Accretion and amortization of loan fees
       and discounts                                    1        (247)
     Loan fees collected and deferred                 151          144
     Provision for loan losses                        249          334
     Decrease (increase) in accrued interest
       receivable                                     443        (255)
     Decrease in other assets                          26          354
     Decrease in accrued interest payable           (106)         (80)
     (Decrease) increase in other liabilities       (459)          758
                                                  -------      -------
     Total adjustments                                549        1,280
                                                  -------      -------
  Net cash provided by operating activities        $2,360       $5,605
                                                  =======      =======
  For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $3,000 and $1.1 million in the six months ended December 31, 1996 and 1995, respectively.

                                                          PARKVALE FINANCIAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   (Dollars in thousands, except share data)
                                                                                  Employee
                                                                                    Stock    Unrealized                  Total
                                            Common       Paid-in     Treasury     Ownership    Security     Retained  Shareholders'
                                             Stock      Capital       Stock      Plan Debt     Gains       Earnings       Equity
                                           --------     --------     --------   -----------   ---------    ---------   ----------
         Balance, June 30, 1996             $3,449       $9,138     ($3,028)        ($104)       $2,342     $57,968       $69,765

         Net income, six months
           ended December 31, 1996                                                                            1,811         1,811
         Dividends on common stock at
           $.26 per share                                                                                   (1,058)       (1,058)
         Principal payments on employee
           stock ownership plan debt                                                    33                                     33

         Transfer to reflect 5 for 4 split     862        (862)                                                                 0

         Treasury stock purchased                                      (320)                                                (320)

         Unrealized security gains                                                                  785                       785

         Exercise of stock options                         (86)          135                                                   49
                                          ---------   ----------   ----------    ----------   ----------  ----------   -----------
         Balance, December 31, 1996         $4,311       $8,190     ($3,213)         ($71)       $3,127     $58,721       $71,065
                                          ========     ========     ========       =======       =======    =======       =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  ------------------------------------------------------------
  1.  STATEMENTS OF OPERATIONS
     The statements of operations for the three and six months ended December 31, 1996 and 1995 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results which may be expected for fiscal 1997. The Annual Report on Form 10-K for the year ended June 30, 1996 contains additional information and should be read in conjunction with this report.

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

  3.  EARNINGS PER SHARE
     Primary earnings per share are based upon the weighted average number of issued and outstanding common shares including shares subject to stock options, which are deemed common stock equivalents. For the three and six months ended December 31, 1996, earnings per share were $0.62 and $0.43 based upon 4,219,382 and 4,213,091 average shares outstanding, respectively assuming all 370,564 option shares outstanding were exercised. For the three and six months ended December 31, 1995, the restated earnings per share was $0.52 and $1.03 per share based upon 4,208,911 and 4,202,210 average shares outstanding, respectively assuming all 321,046 option shares then outstanding were exercised.

  4. CHANGE IN METHOD OF ACCOUNTING
     In October 1995, the FASB issued FAS 123, "Accounting for Stock-Based Compensation." FAS 123 defines a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The standard encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for its plans as prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees." If an entity elects to continue to use the accounting in Opinion 25, pro forma disclosures of net income and earnings per share must be made as if the fair value method of accounting, as defined by FAS 123 had been applied. Management has evaluated the adoption of FAS 123 for fiscal 1997 and determined that Parkvale will continue its accounting in accordance with APB Opinion 25. If Parkvale were to present pro forma disclosures as if FAS 123 were adopted, there would be minimal impact to the results of operations for the three and six months ended December 31, 1996 and 1995 for those awards granted on or after July 1, 1995.

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

  5.  FDIC SPECIAL ASSESSMENT
     On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted to recapitalize the Savings Association Insurance Fund (SAIF). As part of the legislation, a one-time assessment of $0.657 per $100 of insured deposits ($5,035,012 before tax) was mandated to restore SAIF to its required statutory level of $1.25 per $100 of insured deposits. The one-time assessment, expensed in the September 1996 quarter, is tax deductible and was paid on November 27, 1996. As such, Parkvale reported a net loss for the quarter ended September 30, 1996 and lower net earnings for the six months ended December 31, 1996 as a direct result of this $5.0 million ($3.2 million, net of tax) assessment. Earnings (loss) per share impact of this one-time assessment is ($0.75). This assessment has no impact on the earnings for the quarter ended December 31, 1996.

     Despite the magnitude of the assessment, management believes the legislation will have positive ramifications for Parkvale as it will significantly reduce deposit insurance premiums and the competitive disadvantage that SAIF-insured institutions have suffered relative to Bank Insurance Fund (BIF)-insured institutions. Sharing in the Financing Corporation (FICO) obligation begins January 1, 1997 when the FICO premium to SAIF-insured institutions will be 6.48 basis points annually. FICO bonds were originally issued to finance part of the savings and loan crisis of the 1980s. Total premiums will then be the sum of the FICO premium and any regular insurance assessment, currently nothing for the lowest risk category institutions. Since Parkvale is considered to be in the lowest risk category, the total premium beginning January 1, 1997 will only be for the FICO premium of 6.48 basis points. Parkvale's insurance cost will be reduced by 16.5 basis points or $1.3 million annually. Net earnings are expected to increase $0.05 per share per quarter for the remaining quarters in the 1997 fiscal year.

     Beginning January 1, 2000 the deposit insurance premium will be further reduced so that there is full pro-rata FICO sharing with other institutions. This amount has not been determined at this point in time.

  6.  LOANS:
  Loans are summarized as follows:
                                                 December 31,    June 30,
                                                     1996         1996
                                                  ----------   ---------
                          (Dollar Amounts in Thousands)

  First mortgage loans:
     Residential:
      1-4 Family                                   $508,354     $517,082
      Multi-family                                   18,822       17,375
     Commercial                                      18,164       19,516
     Other                                            2,403        2,387
                                                   --------     --------
                                                    547,743      556,360
  Consumer loans                                     83,045       76,224
  Commercial business loans                           7,098        8,925
  Loans on savings accounts                           3,310        3,285
                                                   --------     --------
                                                    641,196      644,794
  Less: Loans in process                              5,842        4,386
      Allowance for loan losses                      14,216       13,990
      Unamortized discount and deferred loan fees       964          966
                                                   --------     --------
  Loans, net                                       $620,174     $625,452
                                                   ========     ========

  Nonaccrual loans                                   $2,811       $1,008
     as a percent of gross loans                      0.44%        0.16%

  The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes more than 90 days past due.
  The amount of additional interest income that had not been recognized in interest income was $243 at December 31, 1996 and $137 at June 30, 1996. The following summary sets forth the activity in the allowance for loan losses for the six months ended December 31:

                                                     1996         1995
                                                    ------       ------
  Beginning balance                                $13,990      $13,136
  Provision for losses - mortgage loans                 16          221
  Provision for losses - consumer loans                233          113
  Provision for losses - commercial loans               --           --
  Loans recovered                                       89          120
  Loans charged off                                  (112)         (58)
                                                    -------      -------
  Ending balance                                   $14,216      $13,532
                                                    =======      =======

  Non-accrual, substandard and doubtful commercial and other real estate loans are evaluated for impairment under the provisions of FAS 114 and
  118. At December 31, 1996, management has determined that $1,172 of loans were considered to be impaired in conformity with these Statements. The average recorded investment in impaired loans during the December 1996 quarter was $1,146. The total allowance for loan losses related to these loans was $167.

                       PARKVALE FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

            (Dollar Amounts in Thousands, except per share data)

  Balance Sheet Data:                            December 31,
                                                1996      1995
                                               ------    ------
  Total assets                               $945,302  $905,709
  Loans, net                                  620,174   568,992
  Interest-earning deposits and federal
      funds sold                              138,043    77,153
  Total investments                           169,534   237,669
  Savings deposits                            841,610   800,858
  FHLB Advances                                15,688    20,699
  Other borrowings                              3,491     5,202
  Shareholders' Equity                         71,065    65,048
  Book value per share                         $17.56    $16.24

  Statistical Profile:
                                     Three Months Ended  Six Months Ended
                                      December 31, (1)   December 31, (1)
                                         1996     1995    1996     1995
                                        -----    -----    -----    -----
  Average yield earned on all
   interest-earning assets              7.37%    7.50%     7.39%    7.51%
  Average rate paid on all
   interest-bearing liabilities         4.68%    4.85%     4.67%    4.87%
  Average interest rate spread          2.70%    2.66%     2.73%    2.64%
  Net yield on average
   interest-earning assets              3.02%    2.98%     3.05%    2.96%
  Other expenses to average assets 1.38% 1.60% 2.54% 1.58% Other expenses to average assets
   without special assessment           1.38%    1.60%     1.46%    1.58%
  Taxes to pre-tax income              37.02%   34.94%    37.01%   34.92%
  Return on average assets              1.12%    0.97%     0.39%    0.96%
  Return on average assets without
   special assessment                   1.12%    0.97%     1.07%    0.96%
  Return on average equity             15.44%   14.00%     5.37%   14.08%
  Return on average equity without
   special assessment                  15.44%   14.00%    14.65%   14.08%
  Average equity to average total
   assets                               7.23%    6.91%     7.28%    6.82%

                                                  At December 31,
                                                  1996     1995
                                                  -----    -----
  One year gap to total assets                    2.25%    5.55%
  Intangibles to total equity                     0.92%    0.55%
  Capital to assets ratio                         7.52%    7.18%
  Ratio of nonperforming assets to total assets   0.30%    0.26%
  Number of full-service offices                    29       28

  (1) The applicable income and expense figures have been annualized in calculating the percentages.

  Results of Operations - Comparison of Three Months Ended December 31, 1996 and 1995
  ---------------------------------------------------------------------

  For the three months ended December 31, 1996, Parkvale reported net income of $2.6 million or $0.62 per share up 19% from net income of $2.2 million or $0.52 per share for the comparable period in 1995. The $417,000 increase in net income for the December 1996 quarter reflects reduced operating expenses of $390,000 and increased net interest income of $298,000. Net interest income for the quarter ended December 31, 1996 increased to $6.9 million from $6.6 million for the quarter ended December 31, 1995.

  INTEREST INCOME:
  ----------------
  Parkvale had interest income of $16.8 million during the three months ended December 31, 1996 versus $16.6 million during the comparable period in 1995. This increase of $219,000 is the result of a $27.4 million or 3.1% increase in the average balance of interest-earning assets, offset by a 13 basis point decrease in the average yield from 7.50% in 1995 to 7.37% in 1996. Interest income from loans increased $1.1 million or 9.4% resulting from an increase in the average outstanding loan balances of $71.9 million or 13.2%, offset by a 28 basis point decrease in the average yield from 8.32% in 1995 to 8.04% in 1996. Interest income on mortgage-backed securities decreased $292,000 from the 1995 quarter due to a decrease of $17.5 million or 16.8% in the average balance. Investment securities interest income decreased by $678,000 from the 1995 quarter due to a decrease of $43.9 million or 33.2% in the average balance, compounded slightly by a 9 basis point decrease in the average yield from 6.00% in 1995 to 5.91% in 1996. Interest income earned on federal funds sold increased $120,000 from the 1995 quarter due to an increase in the average balance of $16.9 million or 16.9%, offset by a 44 basis point decrease in the average yield from 5.88% in 1995 to 5.44% in 1996. At December 31, 1996, the weighted average yield on all interest earning assets was 7.38% compared to 7.50% at December 31, 1995.

  INTEREST EXPENSE:
  -----------------
  Interest expense decreased slightly by $79,000 or 0.8% from the 1995 to the 1996 quarter. The decrease was due to a 17 basis point decrease in the average rate paid on deposits and borrowings from 4.85% in 1995 to 4.68% in 1996, offset by an increase in the average deposits and borrowings of $23.4 million. At December 31, 1996, the average rate payable on liabilities was 4.67% for deposits, 6.26% for borrowings and 4.71% for combined deposits and borrowings.

  PROVISION FOR LOAN LOSSES:
  --------------------------
  Parkvale's provision for loan losses decreased by $35,000 or 23.5% from the 1995 to the 1996 quarter. Total reserves were 2.22% and 2.17% of gross loans at December 31, 1996 and June 30, 1996, respectively.

  Non-performing loans and real estate owned were $2.9 million, $1.2 million and $2.4 million at December 31, 1996, June 30, 1996 and
  December 31, 1995, representing 0.30%, 0.14% and 0.26% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 1996 were $14.2 million, which represents 2.22% of the gross loan portfolio. The increase of $1.6 million in non-performing assets from June 30, 1996 is due to a reclassification of a $359,000


  shopping center from accrual to non-accrual status and a $1.3 million increase in non-accruing single-family dwellings.

  Loans are placed on non-accrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as non-accrual loans.

  OTHER INCOME:
  -------------
  Total other income increased slightly by $50,000 in 1996 primarily from a $51,000 increase in loan prepayment charges.

  OTHER EXPENSE:
  --------------
  Total other expenses decreased by $390,000 or 10.8% from 1995 as FDIC insurance for the December 1996 quarter was zero compared to $441,000 in the December 1995 quarter. This is due to a change in the rate schedule of deposit premiums for the December 1996 quarter from the recapitalization of SAIF as provided for under the Deposit Insurance Funds Act of 1996. Because Parkvale is considered to be a Sasser bank, sharing in the FICO obligation does not begin until January 1, 1997. Thus, the FDIC refunded the deposit premium for the December 1996 quarter. Effective January 1, 1997, the normal FDIC quarterly expense is expected to lower to approximately $134,000 from $460,000 in the immediate quarters prior to the assessment. The savings of approximately $326,000 per quarter for the remaining quarters in fiscal 1997 is expected to increase net earnings by $0.05 per share per quarter.


  Results of Operation - Comparison of Six Months Ended December 31, 1996
  and 1995
  ------------------------------------------------------------------------

  For the six months ended December 31, 1996, Parkvale had net income of $1.8 million versus $4.3 million for the comparable period in 1995.
  This $2.5 million decrease in net income is directly attributable to the one-time assessment of $5.0 million ($3.2 million, net of tax) and increased net interest income of $739,000. Without such special assessment, net income for the six months ended December 31, 1996 would have been $5.0 million or $1.18 per share, up 15.1% from net income for the comparable period in 1995. Net interest income for the six months ended December 31, 1996 increased from $13.1 million in 1995 to $13.8 million in 1996.

  INTEREST INCOME:
  ----------------
  Parkvale had interest income of $33.4 million during the six months ended December 31, 1996 versus $33.1 million during the comparable period in 1995. This slight increase of $324,000 is attributable to an increase in the average interest-earning asset portfolio of $22.9 million, offset by a 12 basis point decrease in the average yield from 7.51% in 1995 to 7.39% in 1996. Interest income from loans increased
  $2.5 million or 11.1% due to an increase in the average loan balance of $80.9 million or 15.0%, offset by a 28 basis point decrease in the average yield from 8.32% in 1995 to 8.04% in 1996. Interest income on mortgage-backed securities declined by $491,000 or 14.1% from the first six months of the previous fiscal year. This was due to a decrease in the average portfolio of $13.5 million or 13.1%, compounded by a slight



  decrease in the average yield from 6.74% to 6.66%. Income from investments decreased by $1.2 million or 30.5% from 1995 due to a significant decrease in the average investment balance of $36.5 million or 28.3%, compounded by an 18 basis point decrease in the average yield from 6.10% in 1995 to 5.92% in 1996. Interest income earned on federal funds sold decreased $486,000 or 15.0% from the prior six months ended December 1995. This was due to a 49 basis point decrease in the average yield from 5.90% in 1995 to 5.41% in 1996 and an $8.0 million decrease in the average balance.

  INTEREST EXPENSE:
  -----------------
  Interest expense decreased slightly by $415,000 or 2.1% from the 1995 six month period to the 1996 six month period. The decrease was due to a 20 basis point decrease in the average rate paid on deposits and borrowings from 4.87% in 1995 to 4.67% in 1996, offset by an increase in the average deposits and borrowings of $17.8 million.

  PROVISION FOR LOAN LOSSES:
  --------------------------
  Parkvale's provision for loan losses decreased by $85,000 or 25.5% from the 1995 to the 1996 period. Loan loss reserves were 1.50%, 1.52% and 1.49% of total assets at December 31, 1996, June 30, 1996 and December 31, 1995, respectively.

  OTHER INCOME:
  -------------
  Other income increased slightly by $59,000 or 5.7% due to a $65,000 increase from fees on deposit accounts and a $73,000 increase in prepayment penalties on commercial mortgage loans, offset by a $76,000 decrease in tax deferred annuity program income.

  OTHER EXPENSES:
  ---------------
  Other expenses increased $4.7 million for the six month period ending December 31, 1996 as a direct result of the one-time assessment of $5.0 million expensed in the September 1996 quarter discussed above under "Notes to Unaudited Interim Consolidated Financial Statements" under
  Note 5. Without this one-time assessment, other expenses would have decreased by $381,000 for the six month period ended December 31, 1996 as FDIC insurance expense for the December quarter was zero compared to $441,000 in the December 1995 quarter. No expense was recorded as Parkvale received a refund for the December quarter premiums due to a change in the rate schedule as a result of the recapitalization of SAIF.

  INCOME TAXES:
  -------------
  The provision for income taxes consists of the following for the six months ended December 31, 1996: Current provision - Federal $933,000; State $181,000 and Deferred Federal Tax Benefit $50,000 with the total aggregating $1,064,000. The prepaid and deferred tax asset increased by $280,000 from June 30, 1996 to December 31, 1996 which is the remaining portion of an overpayment of estimated federal taxes remitted prior to the enactment of the Deposit Insurance Funds Act of 1996 signed into law September 30, 1996. On September 15, 1996, additional taxes of $396,000 were paid due to the elimination of the special bad debt deduction under the reserve method which allowed Parkvale to deduct 8% from taxable income before the deduction. The $396,000 was accrued as a deferred tax liability for activity in the first half of the calendar year prior to the enactment of the Small Business Job Protection Act of 1996 which contained this provision to eliminate the special bad debt deduction granted solely to thrifts. The effective tax rate for the six months ended December 31, 1996 was 37.0%, which is anticipated to be the effective tax rate for the 1997 fiscal year.

  LIQUIDITY AND CAPITAL RESOURCES:
  --------------------------------
  Federal funds sold increased $71.1 million from June 30, 1996 to December 31, 1996 resulting from the combination of funds available from $36.6 million investment securities maturing and an increase in deposit balances of $34.5 million. Deposits aggregating $11.5 million were acquired from the Crafton Office of First Home Savings on December 6, 1996 and transferred to Parkvale's existing branch office located in the Crafton-Ingram Shopping Center.

  Stockholders' equity was $71.1 million or 7.52% of total assets at December 31, 1996. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 1996, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.00% and 15.04%, respectively.

  The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 1996:

                                          Tier I    Tier I    Tier II
                                           Core  Risk-Based  Risk-Based
                                         Capital   Capital    Capital
                                         -------   -------   --------
  Equity Capital (1)                    $70,440   $70,440   $70,440
  Less non-allowable intangible assets    (655)     (655)     (655)
  Less unrealized securities gains      (2,939)   (2,939)   (2,939)
  Plus general valuation allowances (2)     --        --      6,164
                                        -------   -------   -------
     Total regulatory capital            66,846    66,846    73,010
  Minimum required capital               38,203    19,726    38,840
                                        -------   -------   -------
     Excess regulatory capital          $28,643   $47,120   $34,170
     Adjusted total assets             $955,074  $493,138  $485,502

  Regulatory capital as a percentage (3)   7.00%    13.56%    15.04%
  Minimum capital required as a
    percentage                             4.00%     4.00%     8.00%
  Excess regulatory capital as a          ------    ------    ------
    percentage                             3.00%     9.56%     7.04%
                                          ======    ======    ======
  Well capitalized requirement             5.00%     6.00%    10.00%
                                          ======    ======    ======
  -------------------------------------------
  (1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended December 31, 1996.
  (2)  Limited to 1.25% of risk adjusted total assets.

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

                                             Parkvale Financial Corporation

  DATE: February 12, 1997                    By: Robert J. McCarthy, Jr.
                                                 ------------------------
                                             Robert J. McCarthy, Jr.
                                             President and
                                             Chief Executive Officer

  DATE: February 12, 1997                    By: Timothy G. Rubritz
                                                 ------------------------
                                             Timothy G. Rubritz
                                             Vice President, Treasurer and
                                             Chief Financial Officer