Form 10-Q
period 1997-03-31
PARKVALE FINANCIAL CORP
filed 1997-05-02
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C., 20549

                                  FORM 10-Q

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NO: 0-17411

                       PARKVALE FINANCIAL CORPORATION
                      ---------------------------------
           (Exact name of registrant as specified in its charter)


      PENNSYLVANIA                                      25-1556590
  -------------------                               ------------------
  (State of incorporation)                          (I.R.S. Employer
                                                   Identification Number)


         4220 William Penn Highway, Monroeville, Pennsylvania 15146
         -----------------------------------------------------------
              (Address of principal executive offices; zip code)

     Registrant's telephone number, including area code:  (412) 373-7200


           Securities registered pursuant to Section 12(b) of the Act:
                               Not Applicable

         Securities registered pursuant to Section 12(g) of the Act:


                       Common Stock ($1.00 par value)
                       -------------------------------
                               Title of Class


  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                          ----   ----

  The closing sales price of the Registrant's Common Stock on April 30, 1997 was $26.00 per share.

  Number of shares of Common Stock outstanding as of April 30, 1997 was 4,049,142.

  PARKVALE FINANCIAL CORPORATION

  INDEX

  Part I.     Financial Information                          Page
  ---------------------------------                         -----

  Consolidated Statements of Financial Condition as
  of March 31, 1997 and June 30, 1996                           3

  Consolidated Statements of Operations (Unaudited)
  for the Three and Nine Months ended March 31, 1997
  and 1996                                                      4

  Consolidated Statements of Cash Flows (Unaudited)
  for the Nine Months ended March 31, 1997 and 1996           5-6

  Consolidated Statements of Shareholders' Equity
  as of March 31, 1997                                          6

  Notes to Unaudited Interim Consolidated Financial
  Statements                                                  7-9

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       10-16

  Part II - Other Information                                  16

  Signatures                                                   16

                       PARKVALE FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (Dollar Amounts in Thousands, except share data)

                                                  March 31,    June 30,
                                     ASSETS          1997         1996
                                                  ---------    ---------
  Cash and noninterest-earning deposits             $9,057      $10,905
  Federal funds sold                               118,643       66,557
  Interest-earning deposits in other banks             329          173
  Investment securities available for sale
     (cost of $7,223 at March 31 and $6,804
     at June 30)                                    12,165       10,493
  Investment securities held to maturity (fair
     value of $151,481 at March 31 and
     $194,061 at June 30)                          151,550      194,393
  Loans, net of allowance of $14,263 at
     March 31 and $13,990 at June 30               670,247      625,452
  Foreclosed real estate, net of allowance
     of $0 at March 31 and $19 at June 30              169          240
  Office properties and equipment, net               2,142        2,005
  Intangible assets and deferred charges               604          276
  Prepaid expenses and other assets                  7,691        8,748
                                                   --------     --------
                                   Total Assets   $972,597     $919,242
                                                  ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES
  Savings deposits                                $867,315     $807,087
  Advances from Federal Home Loan Bank              15,685       20,693
  Escrow for taxes and insurance                     8,456       10,828
  Other liabilities                                  5,687        4,651
  Other debt                                         2,744        6,218
                                                  --------     --------
                              Total Liabilities    899,887      849,477
  SHAREHOLDERS' EQUITY                            --------     --------
  Preferred Stock ($1.00 par value; 5,000,000
    shares authorized; 0 shares issued)                -            -
  Common Stock ($1.00 par value; 10,000,000
     shares authorized; March-4,310,679*
     shares issued, June - 3,448,736 shares
     issued)                                         4,311        3,449
  Additional Paid in Capital                         8,080        9,138
  Treasury Stock at cost (250,316* shares in
     March and 266,366* shares in June)            (3,457)      (3,028)
  Employee Stock Ownership Plan debt                 (109)        (104)
  Unrealized gains on securities available for
     sale                                            3,138        2,342
  Retained earnings                                 60,747       57,968
                                                  --------     --------
                     Total Shareholders' Equity     72,710       69,765
                                                  --------     --------
     Total Liabilities and Shareholders' Equity   $972,597     $919,242
                                                  ========     ========

   * Reflect the effect of the 5 for 4 stock split on October 14, 1996.

                       PARKVALE FINANCIAL CORPORATION
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar Amounts in Thousands, except per share data)

                               Three months ended    Nine months ended
                                      March 31,          March 31,
                                   1997     1996       1997     1996
  Interest Income:                ------   ------     -------  ------
     Loans                       $12,819  $11,900    $37,776  $34,358
     Mortgage-backed securities    1,348    1,644      4,352    5,139
     Investments                   1,253    1,583      3,985    5,513
     Federal funds sold            1,837    1,405      4,588    4,642
                                  ------   ------     ------   ------
          Total interest income   17,257   16,532     50,701   49,652
                                  ------   ------     ------   ------
  Interest Expense:
     Savings deposits              9,950    9,483     28,966   28,751
     Borrowings                      292      398        919    1,188
                                  ------   ------     ------   ------
          Total interest expense  10,242    9,881     29,885   29,939
                                  ------   ------     ------   ------
  Net interest income              7,015    6,651     20,816   19,713
  Provision for loan losses           71      168        320      502
                                  ------   ------     ------   ------
     Net interest income after
     provision for losses          6,944    6,483     20,496   19,211
                                  ------   ------     ------   ------
  Noninterest Income:
     Service charges on deposit
          accounts                   311      270        922      816
     Other fees and service charges  149      136        485      402
     Gain on sale of assets           --      969         --      969
     Miscellaneous                    54      150        209      381
                                  ------   ------     ------   ------
          Total other income         514    1,525      1,616    2,568
                                  ------   ------     ------   ------
  Noninterest Expenses:
     Compensation and benefits     1,853    1,751      5,384    5,238
     Office occupancy                531      514      1,601    1,523
     Marketing                        68       51        223      192
     FDIC insurance                  133      458        595    1,357
     FDIC special assessment          --       --      5,035       --
     Office supplies, telephone,
          and postage                249      235        669      633
     Miscellaneous                   603      573      1,709    1,764
                                  ------   ------     ------   ------
          Total other expense      3,437    3,582     15,216   10,707
                                  ------   ------     ------   ------
  Income before income taxes       4,021    4,426      6,896   11,072
  Income tax expense               1,467    1,443      2,531    3,764
                                  ------   ------     ------   ------
  Net income                      $2,554   $2,983     $4,365   $7,308
                                  ======   ======     ======   ======
  Net income per share             $0.61    $0.71      $1.04    $1.74
  Dividends per share              $0.13   $0.104      $0.39   $0.312
  All share amounts reflect the effect of the 5 for 4 stock split on October 14, 1996.

  Parkvale Financial Corporation
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  For Nine Months Ended March 31, 1997 and 1996
  Increase (Decrease) in Cash and Cash Equivalents
  (Dollar Amounts in Thousands)
                                                     1997         1996
  Cash flows from operating activities:            -------      -------
     Interest received                              $51,699      $49,884
     Loan fees received                                 208          202
     Other fees and commissions received              1,495        1,506
     Interest paid                                 (29,957)     (29,983)
     Cash paid to suppliers and others             (14,867)     (10,096)
     Income taxes paid                              (1,832)      (2,563)
                                                    -------      -------
     Net cash provided by operating activities        6,746        8,950

  Cash flows from investing activities:
     Proceeds from maturities of investments         30,500      114,700
     Purchase of investment securities available
       for sale                                       (419)        (933)
     Purchase of investment securities              (9,956)     (82,725)
     Purchase of deposits in other banks              (155)         (40)
     Purchase of mortgage-backed securities              --     (25,211)
     Purchase of loans                             (62,297)     (83,066)
     Proceeds from sales of loans                     1,737        1,934
     Principal collected on mortgage-backed
       securities                                    22,223       17,556
     Principal collected on loans                   100,983      110,574
     Loans made to customers, net of loans in
       process                                     (85,550)     (98,640)
     Proceeds received from acquisition of
       First Home Savings                            11,084           --
     Other                                            (382)        (114)
                                                    -------      -------
       Net cash provided by (used in) investing
         activities                                   7,768     (45,965)

  Cash flows from financing activities:
     Net increase in checking and savings accounts    2,511          247
     Net increase in certificates of deposit         46,171       11,133
     Proceeds from FHLB advances                         --           96
     Repayment of FHLB advances                     (5,008)          (7)
     Net (decrease) increase in other borrowings    (3,474)        1,178
     Decrease in borrowers' advances for tax &
       insurance                                    (2,372)      (3,368)
     Cash dividends paid                            (1,480)      (1,173)
     Allocation of treasury stock to retirement plans   423          166
     Acquisition of treasury stock                  (1,047)           --
                                                    -------      -------
     Net cash provided by financing activities       35,724        8,272
                                                    -------      -------
  Net increase (decrease) in cash and cash
     equivalents                                     50,238     (28,743)
     Cash and equivalents at beginning of period     77,462      126,584
                                                   --------     --------
     Cash and equivalents at end of period         $127,700      $97,841
                                                   ========     ========

  Reconciliation of net income to net cash            Nine months ended
     provided by operating activities:                    March 31,
                                                     1997         1996
                                                     -----        -----
  Net income                                         $4,365       $7,308
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                      379          403
     Accretion and amortization of loan fees
       and discounts                                   (49)        (403)
     Loan fees collected and deferred                   208          202
     Provision for loan losses                          320          502
     Gain on sale of assets                              --        (969)
     Decrease in accrued interest receivable            829          403
     Decrease (increase) in other assets                277        (132)
     Decrease in accrued interest payable              (72)         (44)
     Increase in other liabilities                      489        1,680
                                                     ------       ------
     Total adjustments                                2,381        1,642
                                                     ------       ------
  Net cash provided by operating activities          $6,746       $8,950
                                                     ======       ======
  For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $138,000 and $1.2 million in the nine months ended March 31, 1997 and 1996, respectively.

                                  PARKVALE FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands, except share data)
                                                                                  Employee
                                                                                    Stock    Unrealized                  Total
                                            Common       Paid-in     Treasury     Ownership    Security     Retained  Shareholders'
                                             Stock      Capital       Stock      Plan Debt     Gains       Earnings       Equity
                                            -------      ------       ------       ------       ------       ------       ------
         Balance, June 30, 1996             $3,449       $9,138     ($3,028)        ($104)       $2,342     $57,968       $69,765
         Net income, nine months ended
           March 31, 1997                                                                                     4,365         4,365
         Dividends on common stock at
           $.39 per share                                                                                   (1,586)       (1,586)
         Principal payments on employee
           stock ownership plan debt                                                   115                                    115
         Additional ESOP borrowings                                                  (120)                                  (120)

         Transfer to reflect 5 for 4 split     862        (862)                                                                 0

         Treasury stock purchased                                    (1,048)                                              (1,048)
         Treasury stock contributed to benefit plans        165          179                                                  344

         Unrealized security gains                                                                  796                       796

         Exercise of stock options                        (361)          440                                                   79
                                            ------       ------       ------        ------       ------      ------        ------
         Balance, March 31, 1997            $4,311       $8,080     ($3,457)        ($109)       $3,138     $60,747       $72,710
                                            ======       ======       ======        ======       ======      ======        ======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  ------------------------------------------------------------
  1.  STATEMENTS OF OPERATIONS
     The statements of operations for the three and nine months ended March 31, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results which may be expected for fiscal 1997. The Annual Report on Form 10-K for the year ended June 30, 1996 contains additional information and should be read in conjunction with this report.

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

  3.  EARNINGS PER SHARE
     Primary earnings per share are based upon the weighted average number of issued and outstanding common shares including shares subject to stock options, which are deemed common stock equivalents. For the three and nine months ended March 31, 1997, earnings per share were $0.61 and $1.04 based upon 4,208,421 and 4,211,534 average shares outstanding, respectively assuming all 338,963 option shares outstanding were exercised. For the three and nine months ended March 31, 1996, the restated earnings per share were $0.71 and $1.74 per share based upon 4,201,236 and 4,201,885 average shares outstanding, respectively assuming all 300,243 option shares then outstanding were exercised.

  4. CHANGE IN METHOD OF ACCOUNTING
     In October 1995, the FASB issued FAS 123, "Accounting for Stock-Based Compensation." FAS 123 defines a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. The standard encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for its plans as prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees." If an entity elects to continue to use the accounting in Opinion 25, pro forma disclosures of net income and earnings per share must be made as if the fair value method of accounting, as defined by FAS 123 had been applied. Management has evaluated the adoption of FAS 123 for fiscal 1997 and determined that Parkvale will continue its accounting in accordance with APB Opinion 25. If Parkvale were to present pro forma disclosures as if FAS 123 were adopted, there would be minimal impact to the results of operations for the three and nine months ended March 31, 1997 and 1996 for those awards granted on or after July 1, 1995.

     In June 1996, the FASB issued FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FAS
  125 provides new accounting and reporting standards for sales, securitizations and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishments of liabilities. FAS 125 as amended by FASB Statement


  No. 127, "Deferral of Effective Date of Certain Provisions of FAS 125" is generally to be applied to transactions occurring after December 31, 1996, with certain provisions having been delayed until 1998. FAS 125 has not materially impacted the company's financial position or results of operations as a result of adoption.

  5.  FDIC SPECIAL ASSESSMENT
     On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted to recapitalize the Savings Association Insurance Fund (SAIF). As part of the legislation, a one-time assessment of $0.657 per $100 of insured deposits ($5,035,012 before tax) was mandated to restore SAIF to its required statutory level of $1.25 per $100 of insured deposits. The one-time assessment, expensed in the September 1996 quarter, is tax deductible and was paid on November 27, 1996. As such, Parkvale reported a net loss for the quarter ended September 30, 1996 and lower net earnings for the nine months ended March 31, 1997 as a direct result of this $5.0 million ($3.2 million, net of tax) assessment. Earnings
  (loss) per share impact of this one-time assessment is ($0.75). This assessment has no impact on the earnings for the quarter ended March 31, 1997.

     Despite the magnitude of the assessment, management believes the legislation will have positive ramifications for Parkvale as it will significantly reduce deposit insurance premiums and the competitive disadvantage that SAIF-insured institutions have suffered relative to Bank Insurance Fund (BIF)-insured institutions. Sharing in the Financing Corporation (FICO) obligation began on January 1, 1997 as the FICO premium to SAIF-insured institutions was assessed at 6.48 basis points annually. FICO bonds were originally issued to finance part of the savings and loan crisis of the 1980s. Consequently, total premiums is the sum of the FICO premium and any regular insurance assessment, currently nothing for the lowest risk category institutions. Since Parkvale is considered to be in the lowest risk category, the total premium effective January 1, 1997 is only for the FICO premium of 6.48 basis points. Parkvale's insurance cost was reduced by 16.5 basis points or $1.3 million annually. Net earnings, as a result, increased $0.05 per share for the quarter and is expected to do the same for the June 1997 quarter.

     Beginning January 1, 2000 the deposit insurance premium will be further reduced so that there is full pro-rata FICO sharing with other institutions. This amount has not been determined at this point in time.

  6.  LOANS:
  Loans are summarized as follows:
                                                   March 31,     June 30,
                                                     1997          1996
                                                    -------      -------
                          (Dollar Amounts in Thousands)
  First mortgage loans:
     Residential:
      1-4 Family                                   $551,543     $517,082
      Multi-family                                   16,483       17,375
     Commercial                                      18,052       19,516
     Other                                            8,871        2,387
                                                   --------     --------
                                                    594,949      556,360
  Consumer loans                                     85,754       76,224
  Commercial business loans                           7,742        8,925
  Loans on savings accounts                           3,225        3,285
                                                   --------     --------
                                                    691,670      644,794
  Less: Loans in process                              6,439        4,386
      Allowance for loan losses                      14,263       13,990
      Unamortized discount and deferred loan fees       721          966
                                                   --------     --------
  Loans, net                                       $670,247     $625,452
                                                   ========     ========

  The following summary sets forth the activity in the allowance for loan losses for the nine months ended March 31:
                                                     1997         1996
                                                    -----        -----
  Beginning balance                                $13,990      $13,136
  Provision for losses - mortgage loans                 13          337
  Provision for losses - consumer loans                307          165
  Provision for losses - commercial loans               --           --
  Loans recovered                                      115          303
  Loans charged off                                  (162)         (88)
                                                   -------      -------
  Ending balance                                   $14,263      $13,853
                                                   =======      =======

  Nonaccrual loans                                  $2,192       $1,008
     as a percent of gross loans                     0.32%        0.16%

  Loans are placed on non-accrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as non-accrual loans. The amount of interest income of non-accrual loans that had not been recognized in interest income was $282 at March 31, 1997 and $137 at June 30, 1996.

  Non-accrual, substandard and doubtful commercial and other real estate loans are considered impaired. At March 31, 1997, the Bank had $920 of impaired loans and recorded $109 of reserves related to these loans. Additionally, the loans have been included in management's assessment of the adequacy of general valuation allowances. The average recorded investment in impaired loans during the March 1997 quarter was $1,069.

                       PARKVALE FINANCIAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

            (Dollar Amounts in Thousands, except per share data)

  Balance Sheet Data:                             March 31,
                                                1997      1996
                                                ----      ----
  Total assets                               $972,597  $914,016
  Loans, net                                  670,247   593,985
  Interest-earning deposits and federal
     funds sold                               118,972    88,009
  Total investments                           163,715   211,125
  Savings deposits                            867,315   805,825
  FHLB Advances                                15,685    20,696
  Other borrowings                              2,744     5,175
  Shareholders' Equity                         72,710    67,862
  Book value per share                         $17.91    $16.79

  Statistical Profile:
                                    Three Months Ended   Nine Months Ended
                                      March 31,  (1)       March 31,  (1)
                                         1997     1996     1997     1996
                                         ----     ----     ----     ----
  Average yield earned on all
   interest-earning assets              7.33%    7.45%     7.37%    7.49%
  Average rate paid on all
   interest-bearing liabilities         4.65%    4.78%     4.66%    4.84%
  Average interest rate spread          2.68%    2.67%     2.71%    2.65%
  Net yield on average
   interest-earning assets              2.98%    3.00%     3.03%    2.97%
  Other expenses to average assets      1.42%    1.58%     2.16%    1.58%
  Other expenses to average assets (2)  1.42%    1.58%     1.44%    1.58%
  Taxes to pre-tax income              36.48%   32.60%    36.70%   34.00%
  Return on average assets              1.06%    1.32%     0.62%    1.08%
  Return on average assets (3)          1.06%    0.99%     1.07%    0.97%
  Return on average equity             14.76%   18.51%     8.55%   15.60%
  Return on average equity (3)         14.76%   13.99%    14.69%   14.05%
  Average equity to average total
   assets                               7.16%    7.11%     7.24%    6.92%

                                                   At March 31,
                                                  1997      1996
                                                   ----     ----
  One year gap to total assets                    0.19%    0.62%
  Intangibles to total equity                     0.83%    0.47%
  Capital to assets ratio                         7.48%    7.42%
  Ratio of nonperforming assets to total assets   0.24%    0.18%
  Number of full-service offices                    29       28

  (1) The applicable income and expense figures have been annualized in calculating the percentages.
  (2) Excludes the effect of the one-time FDIC special assessment to recapitalize the SAIF.
  (3) Excludes the effect of the one-time FDIC special assessment in fiscal 1997 and the gain on sale of asset in fiscal 1996.

  Results of Operations - Comparison of Three Months Ended March 31, 1997
  and 1996
  -----------------------------------------------------------------------

  For the three months ended March 31, 1997, Parkvale reported net income of $2.6 million or $0.61 per share compared to net income of $3.0 million or $0.71 per share for the quarter ended March 31, 1996. This decrease is attributable to a recognition of a $969,000 ($736,000 net of taxes) previously deferred gain related to the sale of real estate in the March 1996 quarter. Without this gain, normal operations for the quarter would have resulted in a 13.7% increase in net income from $2.2 million or $0.53 per share for the quarter ended March 31, 1996 to $2.6 million or $0.61 per share for the quarter ended March 31, 1997. The $307,000 increase in net income from normal operations for the March 1997 quarter reflects an increase in net interest income of $364,000 and reduced loan loss provisions and operating expenses.

  INTEREST INCOME:
  ----------------
  Parkvale had interest income of $17.3 million during the three months ended March 31, 1997 versus $16.5 million during the comparable period in 1996. This increase of $725,000 is the result of a $54.2 million or 6.1% increase in the average balance of interest-earning assets, offset by a 12 basis point decrease in the average yield from 7.45% in 1996 to 7.33% in 1997. Interest income from loans increased $919,000 or 7.7% resulting from an increase in the average outstanding loan balances of $64.9 million or 11.3%, offset by a 27 basis point decrease in the average yield from 8.29% in 1996 to 8.02% in 1997. Interest income on mortgage-backed securities decreased $296,000 or 18.0% from the 1996 quarter due to a decrease of $20.3 million or 20.3% in the average balance, offset by a 20 basis point increase in the average yield from 6.58% in 1996 to 6.78% in 1997. Investment securities interest income decreased by $330,000 or 20.9% from the 1996 quarter due to a decrease of $25.9 million or 23.7% in the average balance, offset by a 22 basis point increase in the average yield from 5.78% in 1996 to 6.00% in 1997. Interest income earned on federal funds sold increased $432,000 from the 1996 quarter due to an increase in the average balance of $35.5 million or 34.2%, offset by a 14 basis point decrease in the average yield from 5.41% in 1996 to 5.27% in 1997. At March 31, 1997, the weighted average yield on all interest earning assets was 7.46% compared to 7.43% at March 31, 1996.

  INTEREST EXPENSE:
  -----------------
  Interest expense increased by $361,000 or 3.7% from the 1996 to the 1997 quarter. The increase was due to an increase in the average deposits and borrowings of $54.5 million or 6.6%, offset by a 13 basis point decrease in the average rate paid on deposits and borrowings from 4.78% in 1996 to 4.65% in 1997. At March 31, 1997, the average rate payable on liabilities was 4.67% for deposits, 6.39% for borrowings and 4.70% for combined deposits and borrowings.

  PROVISION FOR LOAN LOSSES:
  --------------------------
  Parkvale's provision for loan losses decreased by $97,000 or 57.7% from the 1996 to the 1997 quarter. Total reserves were 2.06% and 2.17% of gross loans at March 31, 1997 and June 30, 1996, respectively.

  Non-performing loans and real estate owned were $2.4 million, $1.2 million and $1.6 million at March 31, 1997, June 30, 1996 and March 31,


  1996, representing 0.24%, 0.14% and 0.18% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 1997 were $14.3 million, which represents 2.06% of the gross loan portfolio. The increase of $1.1 million in non-performing assets from June 30, 1996 is due an increase in non-accruing single-family dwellings.

  OTHER INCOME:
  -------------
  Total other income decreased by $1.0 million in 1997 primarily from the recognition in the March 1996 quarter of a $969,000 previously deferred gain related to a first mortgage loan payoff facilitating the sale of a foreclosed real estate. The loan was classified as special mention for regulatory purposes due to the loan-to-value ratio being higher than the Bank's normal underwriting standards for multi-family loans. The gain resulting from the fiscal 1994 sale of the related property had been deferred and accreted into income over the term of the loan in accordance with FAS 66.

  Additionally, miscellaneous income decreased by $96,000 in 1997 due to a $47,000 decrease in fee income from tax deferred annuity and mutual fund products and a $50,000 decrease in rental income from a foreclosed real estate in fiscal 1996.

  OTHER EXPENSE:
  --------------
  Total other expenses decreased by $145,000 or 4.1% from 1996 due to a decrease in the FDIC insurance for the March 1997 quarter, offset by an increase in compensation and employee benefit expenses and miscellaneous expenses. The FDIC insurance for the March 1997 quarter was $133,000 compared to $458,000 for the same quarter in 1996. This is due to a change in the rate schedule of deposit premiums effective January 1, 1997 from the recapitalization of SAIF as provided for under the Deposit Insurance Funds Act of 1996 as discussed above under "Notes to Unaudited Interim Consolidated Financial Statements," Note 5. As part of this legislation, the Bank's FDIC insurance expense effective January 1, 1997 was lowered to 6.48 basis points of insured deposits from 23 basis points in the quarters prior to the recapitalization of the SAIF. This translates to a savings of approximately $325,000 per quarter or an increase in net earnings by $0.05 per share per quarter.

  Compensation and employee benefit expenses increased $102,000 or 5.8% from 1996 due to normal merit increases and the opening of a new branch in November 1996. Miscellaneous expenses increased $30,000 or 5.2% from 1996 due to $12,000 of additional goodwill amortization from the acquisition of $11.5 million of deposits from another financial institution in December 1996 and a $20,000 increase in check printing charges from recent deposit product promotions.


  Results of Operation - Comparison of Nine Months Ended March 31, 1997
  and 1996
  ----------------------------------------------------------------------
  For the nine months ended March 31, 1997, Parkvale had net income of $4.4 million or $1.04 per share compared to $7.3 million or $1.74 per share for the nine months ended March 31, 1996. The earnings disparity between the years is primarily attributable to the one-time FDIC special assessment of $5.0 million ($3.2 million, net of tax) that was expensed in the September 1996 quarter as discussed further above under "Notes to Unaudited Interim Consolidated Financial Statements," Note 5.



  Compounding the earnings disparity between 1997 and 1996 is the recognition of the previously deferred gain on sale of real estate of $969,000 (736,000 net of taxes) in the March 1996 quarter. Without these two significant transactions, net income from normal operations would have increased 14.7% for the nine months ended March 31, 1997 from $6.6 million or $1.56 per share in the nine months ended March 31, 1996 to $7.5 million or $1.79 per share for the comparable period in 1997. The $965,000 increase in net income from normal operations reflects an increase of $1.1 million in net interest income and lower operating expenses. Net interest income for the nine months ended March 31, 1997 increased from $19.7 in 1996 to $20.8 million in 1997.

  INTEREST INCOME:
  ----------------
  Parkvale had interest income of $50.7 million during the nine months ended March 31, 1997 and $49.7 million during the comparable period in 1996. This $1.0 million or 2.1% increase is attributable to an increase in the average interest-earning asset portfolio of $33.3 million or 3.8%, offset by a 12 basis point decrease in the average yield from 7.49% in 1996 to 7.37% in 1997. Interest income from loans increased $3.4 million or 10.0% due to an increase in the average loan balance of $75.6 million or 13.7%, offset by a 28 basis point decrease in the average yield from 8.31% in 1996 to 8.03% in 1997. Interest income on mortgage-backed securities declined by $787,000 or 15.3% from the comparable nine months of the previous fiscal year. This was due to a decrease in the average portfolio of $15.8 million or 15.4%. Income from investments decreased by $1.5 million or 27.7% from 1996 due to a $33.0 million or 26.9% decrease in the average balance, magnified by a 6 basis point decrease in the average yield from 6.01% in 1996 to 5.95% in 1997. Federal funds sold income decreased slightly by $54,000 or 1.2% from the prior nine months ended March 1996. Although the average federal funds sold balance increased by $6.5 million or 6.1%, this was not enough to offset the 40 basis point decrease in the average yield from 5.75% in 1996 to 5.35% in 1997.

  INTEREST EXPENSE:
  -----------------
  Interest expense decreased slightly by $54,000 from the 1996 nine month period to the 1997 nine month period. The decrease was due to an 18 basis point decrease in the average rate paid on deposits and borrowings from 4.84% in 1996 to 4.66% in 1997, offset by a $30.0 million or 3.6% increase in the average deposits and borrowings.

  PROVISION FOR LOAN LOSSES:
  --------------------------
  Parkvale's provision for loan losses decreased by $182,000 or 36.3% from the 1996 to the 1997 period. Loan loss reserves were 1.47%, 1.52% and 1.52% of total assets at March 31, 1997, June 30, 1996 and March 31, 1996, respectively.

  OTHER INCOME:
  -------------
  Other income decreased $952,000 in 1997 due primarily from the recognition of a $969,000 previously deferred gain related to a loan payoff facilitating the sale of real estate in the March 1996 quarter. The gain resulting from the fiscal 1994 sale of the related property had been deferred and accreted into income over the term of the loan in accordance with FAS 66.

  Service charges on deposit accounts increased $106,000 or 13.0% from 1996 due to increased deposit balances in 1997. This is offset by a decrease in miscellaneous income of $172,000 due to a $123,000 decrease in fee income from tax deferred annuity and mutual fund products and a

  $50,000 decrease in rental income from a foreclosed real estate in fiscal 1996.

  OTHER EXPENSES:
  ---------------
  Other expenses increased by $4.5 million for the nine month period ending March 31, 1997 compared to the same period in 1996 as a direct result of the one-time assessment of $5.0 million expensed in the September 1996 quarter discussed above under "Notes to Unaudited Interim Consolidated Financial Statements," Note 5. Without this one-time assessment, other expenses would have decreased by $526,000 or 4.9% for the nine month period ended March 31, 1997. This decrease is due to lower FDIC insurance premiums offset slightly by increased compensation and employee benefit expenses.

  As part of the legislation to recapitalize the SAIF, significant changes were made to the rate schedule of deposit premiums for the December 1996 quarter and all quarters subsequent to January 1, 1997. Parkvale did not begin sharing in the FICO obligation until January 1, 1997. Thus, the FDIC refunded the deposit premium for the December 1996 quarter and Parkvale recorded zero FDIC insurance expense for that quarter. Effective January 1, 1997, the FDIC insurance was reduced to 6.48 basis points of insured deposits versus 23 basis points in the quarters prior to the recapitalization of the SAIF. The combination of reduced insurance in the March 1997 quarter along with zero insurance expense for the December 1996 quarter result in a $762,000 decrease in FDIC insurance expense for the nine months ended March 31, 1997.

  Compensation and employee benefit expenses increased by $146,000 or 2.8% for the nine months ended March 31, 1997. This is due to normal merit increases and the opening of a new branch in November 1996.

  INCOME TAXES:
  -------------
  The provision for income taxes consists of the following for the nine months ended March 31, 1997: Current provision - Federal $2,157,000; State $434,000 and Deferred Federal Tax Benefit $60,000 with the total aggregating $2,531,000. The effective tax rate for the nine months ended March 31, 1997 was 36.7%.

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

  LIQUIDITY AND CAPITAL RESOURCES:
  --------------------------------
  The loan portfolio increased $44.8 million and federal funds sold increased $52.1 million from June 30, 1996 to March 31, 1997 resulting from the combination of funds available from $42.8 million investment securities maturing and an increase in deposit balances of $60.2 million. Deposits aggregating $11.5 million were acquired from the Crafton Office of First Home Savings on December 6, 1996 and transferred



  to Parkvale's existing branch office located in the Crafton-Ingram Shopping Center.

  During the quarter ended March 31, 1996, the loan portfolio increased $50.1 million due to the combination of the deployment of $19.0 million of federal funds sold and an increase in savings deposit balances of $25.7 million. The increase in the deposit balances is due to the promotion of deposit products during the quarter.

  Stockholders' equity was $72.7 million or 7.48% of total assets at March 31, 1997. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 1997, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.97% and 14.80%, respectively.

  The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 1997:

                                          Tier I    Tier I    Tier II
                                           Core  Risk-Based  Risk-Based
                                         Capital   Capital    Capital
                                         -------   -------   -------
  Equity Capital (1)                    $71,957   $71,957   $71,957
  Less non-allowable intangible assets    (604)     (604)     (604)
  Less unrealized securities gains      (2,902)   (2,902)   (2,902)
  Plus general valuation allowances (2)      --       --      6,419
                                        -------   -------   -------
     Total regulatory capital            68,451    68,451    74,870
  Minimum required capital               39,285    20,541    40,483
                                        -------   -------   -------
     Excess regulatory capital          $29,166   $47,910   $34,387
     Adjusted total assets             $982,122  $513,528  $506,043

  Regulatory capital as a percentage (3)  6.97%    13.33%    14.80%
  Minimum capital required as a
    percentage                            4.00%     4.00%     8.00%
                                          -----     -----     -----
  Excess regulatory capital as a
    percentage                            2.97%     9.33%     6.80%
                                          =====     =====    ======
  Well capitalized requirement             5.00%     6.00%    10.00%
  -------------------------               =====     =====    ======

  (1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended March 31, 1997.
  (2)  Limited to 1.25% of risk adjusted total assets.

  Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

  IMPACT OF INFLATION AND CHANGING PRICES:
  ----------------------------------------
  The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles,



  which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

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

                                             Parkvale Financial Corporation

  DATE: May 1, 1997                          By:  Robert J. McCarthy, Jr.
                                                  -----------------------
                                             Robert J. McCarthy, Jr.
                                             President and
                                             Chief Executive Officer

  DATE: May 1, 1997                          By:  Timothy G. Rubritz
                                                  ----------------------
                                             Timothy G. Rubritz
                                             Vice President, Treasurer and
                                             Chief Financial Officer