Form 10-K405
period 1997-06-30
PARKVALE FINANCIAL CORP
filed 1997-09-19
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1997
                           Commission file no 0-17411
                                              -------

                         PARKVALE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

     Pennsylvania                                              25-1556590
------------------------                                  ----------------------
(State of incorporation)                                    (I.R.S. Employer
                                                          Identification Number)

4220 William Penn Highway
  Monroeville, PA                                                15146
-------------------------                                      ----------
(Address of principal executive office)                        (Zip code)

       Registrant's telephone number, including area code:(412)-373-7200 Securities registered pursuant to Section 12(b) of the Act - None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($1.00 par value)
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---  --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 15, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $31.25 per share on such date was $97,806,270. Excluded from this computation are 476,830 shares held by all directors and executive officers as a group and 347,896 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 15, 1997:
4,084,935.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
Annual Report to Shareholders for Fiscal Year ended June 30, 1997. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 1997 Annual Report to Shareholders is not deemed to be
filed as part of this report.                            Part II

Proxy Statement for Annual Meeting of Shareholders dated September 15, 1997. The definitive proxy statement was filed with the Commission on September 12,
1997.                                                    Part III

PART I.

ITEM 1.  BUSINESS

                                  INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its subsidiary, Parkvale Savings Bank ("Parkvale" or "the Bank"), is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. Parkvale is also involved in lending in the greater Washington, D.C., Columbus, Ohio and Raleigh, North Carolina areas through its wholly-owned subsidiary, Parkvale Mortgage Corporation ("PMC"). The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note N of Notes to the Consolidated Financial Statements in the 1997 Annual Report to Shareholders filed as Exhibit 13 hereto ("1997 Annual Report") for additional details regarding PFC.

                                    THE BANK

GENERAL

The Bank conducts business in the greater Pittsburgh metropolitan area through 29 full-service offices in Allegheny, Beaver, Butler and Westmoreland Counties. With total assets of $990 million at June 30, 1997, Parkvale was the fifth largest financial institution headquartered in the Pittsburgh metropolitan area and eleventh largest financial institution with a significant presence in Western Pennsylvania. Parkvale was originally chartered in 1943 as Park Savings and Loan Association and was renamed as a result of its merger with Millvale Savings and Loan Association in 1968.

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

Lower housing demand in Parkvale's primary lending areas has spurred the Bank to purchase residential mortgage loans from other financial institutions. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $104.4 million and $104.9 million in fiscal 1997 and 1996, respectively. These represent 63.5% and 55.4% of total mortgage loan originations and purchases for the fiscal year 1997 and 1996, respectively. In addition, Parkvale operates loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia; Columbus, Ohio and Raleigh, North Carolina. During fiscal 1997, PMC originated a total of $23.7 million or 14.4% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, increased from $1.2 million at June 30, 1996 to $2.7 million at June 30, 1997. The $1.5 million increase in fiscal 1997 related primarily to an increase of residential mortgage loan delinquency over prior year. See "Lending Activities-Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk (IRR) is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historically liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) deployed excess liquidity, (4) emphasized the origination of short-term and/or variable rate consumer loans and (5) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. More recently from a gap perspective, the excess of interest-bearing assets over interest-earning liabilities which reprice or mature in one year or less has been reduced to -4.44% of total assets at June 30, 1997 from 0.24% of total assets at June 30, 1996. Similarly, the cumulative five year gap ratio has been reduced from 2.20% at June 30, 1996 to -0.43% at June 30, 1997. Key components of the asset and liability management program are as follows: ARM loans represented approximately 63.8% of the Bank's real estate loan portfolio at June 30, 1997 compared to 56.9% and 50.9% at June 30, 1996 and 1995, respectively. Deposits with terms in excess of one year or more increased $21 million from $456.7 million at June 30, 1996 to $477.7 million at June 30, 1997.

Parkvale's main office is located at 4220 William Penn Highway, Monroeville, PA 15146, and its telephone number is (412) 373-7200.

THE SAVINGS INDUSTRY

The earnings of Parkvale are affected by the competitive, economic and regulatory environment in which the savings industry operates. A fundamental trend in the financial services industry--consolidation--confronts the banking industry with the challenge to survive and prosper in an evolving market. Continued alliances are likely as banks move to trim costs, expand geographically and consolidate market strengths by diversifying the financial products offered.

The industry is in the midst of a consolidation phase with an operating focus on improving profitability, reallocation of capital and expense management. The traditional banks' share of the overall loan market has been reduced significantly. Corporate lending has abated since public companies found raising funds on Wall Street is faster and cheaper via commercial paper and medium term notes. At the same time, retail customers are increasingly abandoning traditional commercial and local banks in favor of nonbank financial institutions. Instead of buying a CD or opening a passbook savings account, consumers increasingly direct their IRA money and savings into mutual fund companies. Mutual funds total assets have increased substantially in the 1990's to exceed total FDIC insured deposits. Banks in today's market are faced with growing competition from an array of outside financial service providers, including brokerage firms, insurance companies and mutual funds. These nonbanking entities continue to take a portion of market share of lending and deposits away from the banking industry without the regulatory burdens, FDIC insurance premiums, assessments and other associated costs imposed upon banks and savings industry.

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

The economic outlook will be characterized by continuing moderate economic growth and low inflation. During fiscal 1997, the Federal Reserve did not move the federal funds rate until the end of the third quarter when the target rate went up 25 basis points. This generally resulted in only slight fluctuations in consumer and commercial loan interest rates throughout most of the year. Deposit interest rates were also relatively stable. Throughout fiscal 1996, federal reserve activity resulted in increased mortgage, consumer and commercial loan interest rates, with a somewhat smaller movement in deposit interest rates due to excess liquidity remaining in the banking system.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial market. For additional discussion of asset/liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.

FDIC SPECIAL ASSESSMENT AND INSURANCE PREMIUMS

On September 30, 1996, the Deposit Insurance Funds Act of 1996 was enacted to recapitalize the Savings Association Insurance Fund (SAIF). As part of the legislation, a one-time assessment of $0.657 per $100 of insured deposits ($5.0 million before tax) was mandated to restore SAIF to its required statutory level of $1.25 per $100 of insured deposits. The one-time assessment, expensed in the September 1996 quarter, was tax deductible and paid on November 27, 1996. As such, Parkvale reported a net loss for the quarter ended September 30, 1996 and lower net earnings for the year ended June 30, 1997 as a direct result of the $5.0 million ($3.2 million, net of tax) assessment. The loss per share impact of this one-time assessment is ($0.75).

Parkvale's savings deposits are insured by the FDIC up to a maximum of $100,000 for each insured depositor. The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF member institutions. Despite the magnitude of the one-time assessment, the legislation has had positive ramifications for Parkvale by significantly reducing deposit insurance premiums and the competitive disadvantage that SAIF-insured institutions have suffered relative to Bank Insurance Fund
(BIF)-insured institutions. Sharing in the Financing Corporation (FICO) obligation began January 1, 1997 when the FICO premium to SAIF-insured institutions dropped to 6.48 basis points annually, a reduction of 16.5 basis points or $1.3 million annually.

                                    BUSINESS

LENDING ACTIVITIES

         LOAN ACTIVITY AND PORTFOLIO COMPOSITION

The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

                                                                  1997            1996            1995
                                                                --------        --------        --------
                                                                           (In Thousands)
TOTAL LOANS RECEIVABLE AT BEGINNING OF YEAR................     $644,794       $544,956         $517,417
                                                                --------       --------         --------
Real estate loan originations:
  Residential:

    Single family (1)......................................       41,692         72,349           43,237
    Multifamily............................................        2,487          1,560            2,300
  Construction -Single family..............................        7,584          4,411            8,258
  Commercial...............................................        8,259          6,019            1,287
                                                                --------       --------         --------
TOTAL REAL ESTATE LOAN ORIGINATIONS........................       60,022         84,339           55,082
Consumer loan originations.................................       61,541         53,061           45,364
Commercial loan originations...............................        7,846         10,227            2,764
                                                                --------       --------         --------
TOTAL LOAN ORIGINATIONS....................................      129,409        147,627          103,210
Purchase of loans..........................................      104,428        104,940           27,808
                                                                --------       --------         --------

-------------------
 (1) Includes $23.7 million, $39.7 million and $20.2 million of loans originated by PMC during fiscal 1997, 1996 and 1995, respectively.

                                                                  1997            1996            1995
                                                                --------        --------        --------
                                                                           (In Thousands)
TOTAL LOAN ORIGINATIONS AND PURCHASES.....................       233,837        252,567          131,018
                                                                --------       --------         --------
Principal loan repayments.................................        77,650         69,511           60,990
Mortgage loan payoffs.....................................        66,897         80,739           39,911
Sales of whole loans......................................         1,758          2,479            2,578
                                                                --------       --------         --------
   Net increase (decrease)in loans........................        87,532         99,838           27,539
                                                                --------       --------         --------

TOTAL LOANS RECEIVABLE- END OF YEAR.......................       732,326        644,794          544,956
Less:
  Loans in process........................................         6,393          4,386            4,816
  Allowance for loan losses...............................        14,266         13,990           13,136
  Unamortized discounts & loan fees.......................           799            966            2,459
                                                                --------       --------         --------
NET LOANS RECEIVABLE AT END OF YEAR.......................      $710,868       $625,452         $494,994
                                                                ========       ========         ========

At June 30, 1997, Parkvale's net loan portfolio amounted to $710.9 million, representing 71.7% of Parkvale's total assets at that date. Parkvale, like most other savings institutions, has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA"). Conventional loans secured by single family and multifamily residential properties amounted to $599.6 million or 84.4% of the net loan portfolio at June 30, 1997, and loans secured by commercial properties represented $17.7 million or 2.5% of the net loan portfolio. FHA/VA loans accounted for an additional $3.9 million or 0.5% of the net loan portfolio at June 30, 1997. The Bank is a traditional mortgage lender and if it were subject to the "Qualified Thrift Lender" ("QTL") requirements, 94.8% of its assets are considered to be "qualifying" at June 30, 1997.

Total consumer loans were $93.4 million or 13.1% of the net loan portfolio at June 30, 1997. Commercial loans represented 1.2% of the net loan portfolio at that date.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at June 30.

                                                 1997                     1996                        1995
                                         Amount           %         Amount         %          Amount          %
                                         ------        ----         ------      ----          ------       ----
Real estate loans:
     Residential:                                          (Dollars in Thousands)

         Single family (1)               $582,790       82.0        507,566       81.2        412,145       78.6
         Multi-family (2)                  16,825        2.4         17,375        2.8         22,894        4.4
         FHA/VA                             3,945        0.5          9,516        1.5         11,294        2.1
     Commercial                            17,724        2.5         19,516        3.1         18,435        3.5
     Other (3)                              9,329        1.3          2,387        0.4          3,196        0.6
                                         --------     ------        -------     ------     ----------     ------
Total real estate loans                   630,613       88.7        556,360       89.0        467,964       89.2
Consumer loans (4)                         90,305       12.7         76,224       12.2         69,197       13.2
Deposit loans                               3,076        0.4          3,285        0.5          3,253        0.6
Commercial loans                            8,332        1.2          8,925        1.4          4,542        0.9
                                         --------     ------       --------     ------     ----------     ------
Total loans receivable                    732,326      103.0        644,794      103.1        544,956      103.9

-------------------
 (1)   Includes first mortgages secured by one to four unit residences.
 (2)   Includes short-term construction loans to developers.
 (3)   Loans for purchase and development of land.
 (4) Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.

                                                 1997                     1996                        1995
                                         Amount           %         Amount         %          Amount          %
                                         ------        ----         ------      ----          ------       ----
Less:

     Loans in process                       6,393        0.9          4,386        0.7          4,816        0.9
     Allowance for losses                  14,266        2.0         13,990        2.2         13,136        2.5
     Unamortized premiums
         and discounts                        799        0.1            966        0.2          2,459        0.5
                                         --------     ------       --------     ------       --------     ------
Net loans receivable                     $710,868     100.0%       $625,452     100.0%       $524,545     100.0%
                                         ========     ======       ========     ======       ========     ======

The following table sets forth the percentage of loans in each category to total loans at June 30.

                                               1997         1996         1995         1994         1993
                                               ----         ----         ----         ----         ----
Real estate loans                               86.1%        86.3%        85.9%        86.2%         87.0%
Consumer loans                                  12.8         12.3         13.3         12.6          11.3
Commercial loans                                 1.1          1.4          0.8          1.2           1.7
                                               -----        -----        -----        -----         -----
Total Loans                                    100.0%       100.0%       100.0%       100.0%        100.0%
                                               ======       ======       ======       ======        ======

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

AMOUNTS DUE IN                                    Real Estate              Commercial
YEARS ENDING JUNE 30,                              Loans (1)                  Loans
---------------------                             -----------              ----------
                                                                    ( Dollars in Thousands )
1998                                                  $  8,092                $3,646
1999 - 2002                                             23,287                 3,135
2003 and thereafter                                    599,234                 1,551
                                                      --------                ------
Gross loans receivable (2)                            $630,613                $8,332
                                                      ========                ======

-------------------
(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2) Variable rate and ARM loans represent approximately 63.8% of gross loans receivable at June 30, 1997. Of the $622.5 million principal amount of loans maturing after June 30, 1998, loans with an aggregate principal amount of $224.5 million have fixed interest rates and loans with an aggregate principal amount of $398.0 million have variable or adjustable interest rates.

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

         ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally-insured savings bank, Parkvale has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 1997, the majority of loans in Parkvale's portfolio have been secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan area. However, 37.3% and 28.7% of Parkvale's total mortgage loan portfolio at June 30, 1997 and 1996, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: North Carolina, Texas, Illinois, Colorado, Ohio, California and Missouri. The increase in loans secured by out-of-state properties is due to the loan purchases of $104.4 million which measures 63.5% of Parkvale's total origination and purchases for fiscal 1997. See further discussion below.

Currently, new loans are originated by Parkvale primarily within its primary market area or through the PMC offices in Fairfax, VA; Raleigh, NC and Columbus, OH. In addition, Parkvale purchases loan participations and whole loans from other institutions.

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

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 1997, 1996 and 1995 were $129.4 million, $147.6 million and $103.2 million, respectively. In fiscal 1996, increased origination were experienced in mortgage, commercial and consumer loans. Originations in fiscal 1995 and 1997 were lower than 1996 due to lower housing and refinancing demand, primarily related to relatively higher interest rates.

LOAN PURCHASES. The asset/liability strategy of owning ARM loans to remain flexible in a volatile interest rate environment was evident during fiscal 1997 and 1996 as Parkvale significantly increased loan purchases to $104.4 million and 104.9 million, respectively, compared to $27.8 million and $15.2 million in fiscal 1995 and 1994, respectively. In 1997, $103.4 million or 99.0% of the total purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls or when yields on whole loans are greater than similarly securitized loans. These loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

         RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 88.0%, 77.4% and 82.6% of total mortgage loan originations and purchases in fiscal 1997, 1996 and 1995, respectively. At June 30, 1997, approximately 63.8% of Parkvale's total residential loan portfolio was represented by ARMs. Adjustable-rate loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets.

         COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages decreased slightly from $19.5 million at June 30, 1996 to $17.7 million at June 30, 1997.

         CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, home improvement loans, charge card and automobile loans. Total consumer loans outstanding at June 30, 1997 increased by 18.5% to $90.3 million from $76.2 million at June 30, 1996. Parkvale has been granting home equity lines of credit at up to 120% of collateral value at competitive introductory rates. These loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans.

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

Parkvale offers Visa and Visa Gold cards through the Independent Bankers Association of America. Annual fees were waived through June 30, 1997. Credit cards outstanding totalled $5.0 million, $4.5 million and $3.4 million at June 30, 1997, 1996 and 1995, respectively.

         COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $8.3 million and $8.9 million at June 30, 1997 and 1996, respectively.

         LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others decreased from $13.0 million at June 30, 1996 to $8.0 million at June 30, 1997. There have been no mortgage loan securitizations or sale transactions since fiscal 1991, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the servicer of these loans depending on the terms of the specific program.

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

Net deferred loan origination fees were $1.1 million, $1.1 million and $1.2 million at June 30, 1997, 1996 and 1995, respectively. The decreasing balance reflects the offering of various mortgage products with minimal points being charged to the customer.

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

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, no uncollected interest income is included in earnings for loans which are on nonaccrual status. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Parkvale's policy is to establish specific reserves for potential losses on delinquent loans, foreclosed real estate, and other assets where perceived values have been impaired on the underlying assets. Loan loss reserves, including general valuation allowances, were 1.95%, 2.17% and 2.41% of gross loans at June 30, 1997, 1996 and 1995, respectively. The adequacy of these reserves in relation to current or anticipated trends in the loan portfolio will continue to be monitored by management.

The following table sets forth information regarding Parkvale's nonaccrual loans and foreclosed real estate at June 30.

                                               1997         1996         1995         1994         1993
                                               ----         ----         ----         ----         ----
 Nonaccrual Loans:                                                  (in Thousands)

     Mortgage                                  $2,489       $1,008        $2,031       $1,016      $   989
     Consumer                                      --           --            --           --           --
                                               ------       ------        ------       ------      -------
Total nonaccrual Loans                         $2,489       $1,008        $2,031       $1,016      $   989
                                               ======       ======        ======       ======      =======

Total nonaccrual loans
     as a percent of total loans                 0.34%        0.16%         0.37%        0.20%        0.20%

                                               1997         1996         1995         1994         1993
                                               ----         ----         ----         ----         ----
Total foreclosed real estate, net                $165         $240           $96         $147       $4,683

Total amount of nonaccrual
      loans and foreclosed real estate         $2,654       $1,248        $2,127       $1,163       $5,672


Total nonaccrual loans and
     foreclosed real estate as a
     percent of total assets                     0.27%        0.14%         0.24%        0.13%        0.64%

The amount of additional interest income that would have been included in interest income for the years ended June 30, 1997 and 1996 if the nonaccrual loans had been current in accordance with their original terms was $285,000 and $137,000, respectively.

Each asset classified as substandard/nonaccrual or foreclosed real estate in excess of $250,000, net of reserves, at June 30, 1997 is described below.

Parkvale has an aggregate $537,000 of first mortgage loans on rental properties located in the Mount Washington area of Pittsburgh which are classified as nonaccrual substandard at June 30, 1997. This balance represents 15 loans that originated between 1974 through 1989 with various maturities. These credits are classified as nonaccrual substandard due to inadequate debt service coverage. Management does not anticipate any loss on the resolution of this credit relationship.

As of June 30, 1997, $699,500 or 28% of the nonaccrual mortgage loans totaling $2.5 million were purchased from others and $98,000 or 60.0% of foreclosed real estate represented properties located outside of Pennsylvania with loans originally purchased from others.

During fiscal 1994, Parkvale made a $4.8 million first mortgage loan to facilitate the sale of a multifamily apartment complex located in the Pittsburgh suburb of Penn Hills. This loan was classified as special mention for regulatory purposes due to the loan to value ratio being higher than the Bank's normal underwriting standards for multifamily loans. The gain resulting from the sale of this property was deferred and accreted into income over the term of the loan in accordance with FAS 66. As the loan was paid off in the third quarter of fiscal 1996, the remaining deferred gain of $969,000 was recognized into income as gain on sale of assets.

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

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

                                                                     1997             1996              1995
                                                                   --------         --------          ------
                                                                                 (In Thousands)
Federal funds sold                                                 $107,832          $ 66,557         $116,581
U.S. Government and agency obligations                               51,950            62,936           86,860
Corporate debt                                                       17,143            32,086           36,957
Mortgage backed securities                                           66,941            99,371          100,881
Equity securities (1)                                                13,546            10,493            8,738
                                                                   --------          --------         --------
     Total investment portfolio                                    $257,412          $271,443         $350,017
                                                                   ========          ========         ========

-------------------
(1)  Equity securities available for sale are stated at market value.

As part of its investment strategy, Parkvale invests in mortgage-backed securities, the majority of which are guaranteed by the Federal Home Loan Mortgage Corporations ("FHLMC"), the Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while FHLMC and FNMA securities are guaranteed by their respective agencies. At June 30, 1997, Parkvale had $66.9 million, or 6.8% of total assets invested in mortgage-backed securities, as compared to 10.8% and 11.3% at June 30, 1996 and 1995, respectively. At June 30, 1997, the mortgage-backed securities consisted of FHLMC ($45.6 million); GNMA ($1.2 million); FNMA ($6.3 million); collateralized mortgage obligations, including REMIC's ($12.3 million) and private participation certificates ($1.5 million).

The following table shows Parkvale's mortgage-backed security activity during the years ended June 30.

                                                                     1997             1996              1995
                                                                     ----             ----              ----
                                                                                 (In Thousands)
Mortgage-backed securities at beginning of year                    $ 99,371          $100,881       $ 115,043
Purchases                                                                --            25,211              --
Principal repayments                                                (32,430)          (26,721)        (14,162)
Sales                                                                    --                --              --
                                                                  ---------          --------        --------
Mortgage-backed securities at end of year                         $  66,941          $ 99,371        $100,881
                                                                  =========          ========        ========

         HEDGING ACTIVITIES

The objective of Parkvale's financial futures policy is to reduce interest rate risk by authorizing an asset and liability hedging program. The futures policy permits Parkvale's President to hedge up to $10 million of assets and liabilities. Hedges over $10 million and up to $25 million require the approval of the Audit-Finance Committee of the Board of Directors, and hedges over $25 million require the approval of the Board of Directors. Parkvale has not engaged in any financial futures activity since the beginning of fiscal 1986. The objective of Parkvale's financial options policy is to reduce interest rate risk in the investment portfolio through the use of financial options. The options policy permits the use of options on United States Treasury bills, notes, bonds and bond futures and on mortgage-backed securities. The options policy generally limits the use of puts and calls to $5.0 million per type of option. Parkvale's President and Senior Vice President - Treasurer are authorized to conduct options activities, which are monitored by the Audit-Finance Committee of the Board of Directors. Parkvale has not engaged in any financial options activity in the last four fiscal years.

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

SOURCES OF FUNDS

GENERAL

Savings accounts and other types of deposits have traditionally been the principal source of Parkvale's funds for use in lending and for other general business purposes. In addition to deposits, Parkvale derives funds from loan repayments and FHLB advances. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or for inflows at less than projected levels, as well as on a longer term basis to support expanded lending and investment activities. Parkvale's ability to maintain high liquidity levels has allowed investment decisions to be evaluated with the funding source a secondary issue.

DEPOSITS

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 31 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the MAC system with nineteen ATMs currently operated by Parkvale.

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

The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.

                                          1997                       1996                      1995
                                       ----------                 ----------                ----------
                                     Balance       %           Balance       %            Balance       %
                                     --------   ----           -------    ----            -------    ----
                                                        (Dollars in Thousands)
Passbook accounts                   $139,089      15.8%        $140,908      17.5%       $141,791      17.9%
Checking accounts                     81,701       9.2           70,446       8.7          62,578       7.9
Money market accounts                 44,804       5.1           47,657       5.9          51,148       6.4
Certificate accounts                 566,677      64.3          509,694      63.1         501,597      63.1
Jumbo certificates                    41,354       4.7           32,218       4.0          32,234       4.1
Accrued interest                       7,619       0.9            6,164       0.8           5,097       0.6
                                    --------     ------        --------     ------       --------     ------
Total Savings Deposits              $881,244     100.0%        $807,087     100.0%       $794,445     100.0%
                                    ========     ======        ========     ======       ========     ======

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.


                                          1997                       1996                      1995
                                       ----------                 ----------                ----------
                                         Average                    Average                   Average
                                     Balance       %           Balance       %            Balance       %
                                     --------   ----           -------    ----            -------    ----
                                                        (Dollars in Thousands)
Passbook accounts                   $137,184      2.61%        $138,647     2.62%        $151,029      2.63%
Checking accounts                     76,366      1.06           65,152     1.08           64,879      1.14
Money market accounts                 45,825      2.93           49,159     2.95           60,807      2.66
Certificate accounts                 577,691      5.78          542,390     5.95          487,426      5.65
Accrued interest                       6,637        --            5,699       --            4,543        --
                                    --------      ----         --------     -----        --------      ----
                                    $843,704      4.64%        $801,047     4.75%        $768,684      4.41%
                                    ========      ====         ========     ====         ========      ====

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

Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania. Parkvale neither advertises for deposits outside of Pennsylvania nor utilizes the services of deposit brokers. An insignificant amount of Parkvale's deposits were held by nonresidents of Pennsylvania at June 30, 1997.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

                                                                     1997             1996              1995
                                                                  ----------       ----------        ---------
                                                                                 (In Thousands)
Increase (decrease) before interest credited                        $44,550         ($15,624)        ($ 9,187)
Interest credited                                                    29,607           28,266           25,077
                                                                    -------          --------         -------
Net deposit increase                                                $74,157          $12,642          $15,890
                                                                    =======          =======          =======

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity. The following table reflects the makeup of Parkvale's deposit accounts at June 30, 1997, including the scheduled quarterly maturity of CD accounts.

                                                                    Amount         % of Total          Average
                                                                   in 000's         Deposits            Rates
                                                                   --------         --------            -----
Passbook and club accounts                                         $139,089           15.78%             2.61%
Checking accounts                                                    81,701            9.27              1.06
Money market accounts                                                44,804            5.08              2.93
                                                                   --------          ------             -----
     Total non-certificate accounts                                $265,594           30.13              2.21
                                                                   --------          ------              ----
Certificate accounts maturing in quarter ending:

     September 30, 1997                                              96,787           10.98              5.17
     December 31, 1997                                               82,584            9.37              5.52
     March 31, 1998                                                  52,533            5.96              5.72
     June 30, 1998                                                   85,441            9.70              5.94
     September 30, 1998                                              23,485            2.67              5.87
     December 31, 1998                                               29,009            3.29              6.05
     March 31, 1999                                                  27,412            3.11              6.02
     June 30, 1999                                                   20,037            2.27              6.34
     September 30, 1999                                              20,969            2.38              6.38
     December 31, 1999                                               10,045            1.14              6.12
     March 31, 2000                                                  18,248            2.07              6.37
     June 30, 2000                                                   19,764            2.24              6.44
     Thereafter                                                     121,717           13.81              6.43
                                                                   --------           -----
Total certificate accounts                                          608,031           69.00              5.90
                                                                   --------           -----
     Accrued interest                                                 7,619            0.87              0.00
                                                                   --------          ------
Total deposits                                                     $881,244          100.00%             4.64%
                                                                   ========          ======              ====

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 1997 which mature during the years ending June 30:

                                                   1998         1999           2000     Thereafter      Total
                                                ----------   ----------     ----------  ----------    -------
                                                                          (In Thousands)
Certificates of deposit:

                Under 6.00%                       $246,906      $48,786      $20,322     $ 19,310     $335,324
                6.00% to 7.99%                      66,973       48,730       48,685      102,407      266,795
                8.00% to 9.99%                       3,466        2,427           19          --         5,912
                                                  --------      -------      -------     --------     --------
     Total certificates of deposits               $317,345      $99,943      $69,026     $121,717     $608,031
                                                  ========      =======      =======     ========     ========

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 1997 are summarized as follows:

                                                         (In Thousands)
     3 months or less                                            $5,841
     Over 3 months through 6 months                               4,684
     Over 6 months through 12 months                              7,933
     Over 12 months                                              22,896
                                                                -------
              Total                                             $41,354
                                                                =======

BORROWINGS

Parkvale's borrowings from the FHLB of Pittsburgh are collateralized with FHLB capital stock, deposits with the FHLB of Pittsburgh and certain mortgage-backed securities. See "Regulation - Federal Home Loan Bank System". Borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending and investment activities, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 1997, Parkvale had $15.7 million of FHLB advances outstanding.

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                                                     1997             1996              1995
                                                                  ----------       ----------        ---------
                                                                                 (In Thousands)
Average balance outstanding                                         $15,687           $20,658          $20,648
Maximum amount outstanding at any month-end
     during the period                                              $15,692           $20,699          $20,703
Average interest rate                                                  6.87%             7.25%            7.26%

The decrease in the outstanding average balance from $20.7 million in 1996 to $15.7 million in 1997 is due to the maturity of a $5.0 million advance in July 1996.

YIELDS EARNED AND RATES PAID

The results of operations of Parkvale depend substantially on its net interest income, which is the largest component of Parkvale's net income. Net interest income is affected by the difference or spread between yields earned by Parkvale on its loan and investment portfolios and the rates of interest paid by Parkvale for its deposits and borrowings, as well as the relative amounts of its interest-earning assets and interest-bearing liabilities. Parkvale's operating results are also affected by levels of noninterest income and expenses.

The following table sets forth the average yields earned on Parkvale's interest-earning assets and the average rates paid on its interest-bearing liabilities, the resulting average interest rate spreads, the net yield on interest-earning assets and the weighted average yields and rates at June 30, 1997.

                                                              Year Ended June 30,                    At June 30,
                                                            -----------------------
                                                   1997              1996             1995              1997
                                                 --------          --------         --------          ------
Average yields on (1):
     Loans                                         8.01%            8.23%             8.14%             8.04%
     Mortgage-backed securities                    6.72             6.61              6.51              6.88
     Investments (2)                               5.97             5.96              5.30              5.92
     Federal funds sold                            5.41             5.67              5.51              5.51
                                                   ----             ----              ----              ----
All interest-earning assets                        7.38             7.45              7.17              7.50
                                                   ----             ----              ----              ----
Average rates paid on (1):
     Savings deposits                              4.64             4.75              4.41              4.72
     Borrowings                                    6.20             6.19              6.31              6.04
                                                   ----             ----              ----              ----
All interest-bearing liabilities                   4.67             4.79              4.46              4.75
                                                   ----             ----              ----              ----
Average interest rate spread                       2.71%            2.66%             2.71%             2.75%
                                                   ====             ----              -----             ====
Net yield on interest-earning assets(3)            3.03%            2.98%             3.01%
                                                   ====             ====              ====

-------------------
(1) Average yields and rates are calculated by dividing the interest income or expense for the period by the average balance for the year. The weighted averages at June 30, 1997 are based on the weighted average contractual interest rates. Nonaccrual loans are excluded in the average yield and balance calculations.

(2) Includes held-to-maturity and available-for-sale investments and interest-bearing deposits.

(3)  Net interest income divided by average interest-earning assets.

The following table presents for the periods indicated the average balances of each category of interest-earning assets and interest-bearing liabilities.

                                                                               Year Ended June 30,
                                                                   -------------------------------------------
                                                                     1997             1996              1995
                                                                   --------         --------          --------
Interest-earning assets:                                                       (In Thousands)
     Loans                                                         $641,575          $566,134         $510,919
     Mortgage-backed securities                                      82,626           102,470          106,073
     Investments                                                     88,967           119,573          158,267
     Federal funds sold                                             113,324            99,382           75,503
                                                                   --------          --------         --------
Total interest-earning assets                                       926,492           887,559          850,762
                                                                   --------          --------         --------
Noninterest-earning assets                                           23,530            18,856           16,364
                                                                   --------          --------         --------
Total assets                                                       $950,022          $906,415         $867,126
                                                                   ========          ========         ========
Interest-bearing liabilities:

     Savings deposits                                               843,704           801,048          768,684
     FHLB advances and other borrowings                              19,579            25,634           24,727
                                                                   --------          --------         --------
     Total interest-bearing liabilities                             863,283           826,682          793,411
                                                                   --------          --------         --------
Noninterest-bearing liabilities                                      18,009            16,162           15,600
                                                                   --------          --------         --------
Total liabilities                                                   881,292           842,844          809,011
Shareholders' equity                                                 68,730            63,571           58,115
                                                                   --------          --------         --------
Total liabilities and equity                                       $950,022          $906,415         $867,126
                                                                   ========          ========         ========
Net interest-earning assets                                        $ 63,209          $ 60,877         $ 57,351
                                                                   ========          ========         ========
Interest-earning assets as a % of interest-
     bearing liabilities                                             107.3%            107.4%           107.2%


An excess of interest-earning assets over interest-bearing liabilities will enhance a positive interest rate spread and result in greater net interest income. In fiscal 1997 and 1996, net interest income was favorably impacted by higher volumes of loan originations and purchases. In fiscal 1995, net interest income was favorably impacted by higher yielding investments and loans. Parkvale's net yield on average interest-earning assets was relatively constant at 3.03% in fiscal 1997, 2.98% in fiscal 1996 and 3.01% in fiscal 1995.

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

                                                             Year Ended June 30,
                                                      ---------------------------------
                                              1997 vs. 1996                           1996 vs. 1995
                                         -----------------------                 ------------------------
                                                      Rate/                                   Rate/
                                    Rate    Volume   Volume   Total          Rate   Volume   Volume    Total
                                    ----    ------   ------   -----          ----   ------   ------    -----
                                          (In Thousands)
Interest-earning assets:
     Loans                        ($1,245)   $6,209   ($161)   $4,803         $460   $4,495    $63    $5,018
     Mortgage-backed securities       113    (1,312)    (19)   (1,218)         106     (235)    (3)     (132)
     Federal funds sold              (258)      791     (38)      495          121    1,316     35     1,472
     Investments                       12    (1,824)     (5)   (1,817)       1,045   (2,051)  (261)   (1,267)
                                  -------    ------   ------   ------        -----   ------   ----    ------

         Total                     (1,378)    3,864    (223)    2,263        1,732    3,525   (166)    5,091
                                  -------    ------   ------   ------        -----   ------   ----    ------
Interest-bearing liabilities:
     Deposits                        (881)    2,026     (51)    1,094        2,614    1,441    118     4,173
     FHLB advances and
         other borrowings               3      (375)     (1)     (373)         (30)      57     --        27
                                  -------    ------   ------   ------        -----   ------   ----    ------

         Total                       (878)    1,651     (52)      721        2,584    1,498    118     4,200
                                  -------    ------   ------   ------        -----   ------   ----    ------

Net change in net interest
     income (expense)               ($500)   $2,213   ($171)   $1,542        ($852)  $2,027  ($284)     $891
                                  =======    ======   ======   ======        =====   ======   =====   ======

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

At June 30, 1997, Parkvale was authorized to have an investment of $29.7 million in the capital stock and other securities of its service corporation subsidiaries. At June 30, 1997, Parkvale had equity investments of $5,000, net of cash balances, in its service corporation subsidiaries.

Parkvale's wholly-owned service corporation, P.V. Financial Service Inc. ("PVFS"), was incorporated in 1972 and owns PMC as a wholly-owned subsidiary. On June 1, 1997, PVFS began operating as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. PMC was acquired in 1986 and currently operates three offices originating residential mortgage loans for the Bank. At June 30, 1997, PVFS and its subsidiary had net assets of $266,000. For additional information regarding PMC, see "Lending Activities". In conjunction with a merger conversion, Parkvale acquired Renaissance Corporation ("Renaissance"), a wholly-owned subsidiary that performs collateral evaluations on consumer loans. The sole asset of Renaissance at June 30, 1997 is $26,000 in cash.

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

EMPLOYEES

As of June 30, 1997, Parkvale and its subsidiaries had 235 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

                                   REGULATION

GENERAL

Following conversion to a Pennsylvania savings bank charter in fiscal 1993, the Bank is subject to extensive regulation by the FDIC and the Department, and is no longer directly subject to regulation by the OTS. Nonetheless, several requirements which were applicable to the Bank as a Pennsylvania chartered savings association regulated by the OTS remain applicable to the Bank as a Pennsylvania chartered savings bank. The FDIC has adopted a regulation which provides that the same restrictions on activities, investments in subsidiaries, loans to one borrower, and affiliate transactions apply to the Bank as if the Bank had not converted to a savings bank charter. However, the capital requirements applicable to the Bank as a savings bank are the FDIC's capital maintenance regulations rather than the comparable OTS regulations.

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

INSURANCE AND REGULATORY STRUCTURE. Pursuant to the provisions of Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an insurance fund administered by the FDIC and named the SAIF insures the deposits of savings associations and certain savings banks. The FDIC fund existing prior to the enactment of FIRREA is known as the BIF and continues to insure the deposits of commercial banks and certain savings banks. Although the FDIC administers both funds, the assets and liabilities are not commingled. In addition, FIRREA established the OTS. The OTS is headed by a single Director who is appointed by the President.

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8.0% of risk-weighted assets. At June 30, 1997, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.0% and 14.7%, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required, among other things, each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. On June 26, 1996, the FDIC, the FRB and the Office of the Comptroller of the Currency ("OCC"), collectively, "the agencies", jointly issued a policy statement providing bankers guidance on sound interest rate risk management practices. This policy statement augments the action taken by the agencies in August 1995 to implement the portion FDICIA addressing risk-based capital standards for interest rate risk. It also replaces the proposed policy statement that the agencies issued for comment in August 1995 regarding a supervisory framework for measuring and assessing banks' interest rate exposures. The agencies have elected not to pursue a standardized measure and explicit capital charge for interest rate risk at this time. This decision reflects concerns about the burden, accuracy, and complexity of a standardized measure and recognition that industry techniques for measuring interest rate risk are continuing to evolve. Rather than dampening incentives to improve risk measures by adopting a standardized measure at this time, the agencies hope to encourage these industry efforts. Nonetheless, the agencies will continue to place significant emphasis on the level of a bank's interest rate risk exposure and the quality of its risk management process when evaluating a bank's capital adequacy.

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

Savings banks and subsidiaries may not acquire or retain investments in corporate debt securities that at the time of acquisition were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. Parkvale fully complies with regulations governing investments in corporate debt securities.

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

SAVINGS AND LOAN HOLDING COMPANY JURISDICTION. The Director of the OTS administers and regulates the activities of registered savings and loan holding companies and the acquisition of savings banks by any company. Savings and loan holding companies, such as Parkvale Financial Corporation, are no longer required to receive regulatory approval prior to incurring debt. Savings banks which are subsidiaries of a holding company, as well as other savings banks, are now deemed to be member banks for purposes of Sections 23A and 23B of the Federal Reserve Act and, as a result, are subject to the transaction with affiliate rules contained in those sections. Savings and loan holding companies now may also purchase up to 5% of the stock of unaffiliated savings bank or savings and loan holding companies without prior regulatory approval. Cross-marketing restrictions that prohibited an insured institution subsidiary of a diversified savings and loan holding company from offering or marketing products or services of an affiliate that are not permissible for bank holding companies were also removed by FIRREA.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Parkvale had a $6.3 million investment in stock of the FHLB of Pittsburgh at June 30, 1997, which complied with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 1997, the Bank had $15.7 million of outstanding advances from the FHLB of Pittsburgh.

INTERSTATE ACQUISITIONS

The Commonwealth of Pennsylvania has enacted legislation which permits interstate acquisitions and branching, subject to specific restrictions, for savings banks located in Delaware, Kentucky, the District of Columbia, Maryland, New Jersey, Ohio, Virginia and West Virginia ("the Region") if the state offers reciprocal rights to savings institutions located in Pennsylvania.

Of the states in the Region, Delaware, Kentucky, Maryland, New Jersey, Ohio and West Virginia currently have laws that permit savings banks located in Pennsylvania to branch into such states and/or acquire savings banks located in such states. However, Maryland and Ohio have not permitted Pennsylvania savings banks to operate branches in their states.

FEDERAL RESERVE SYSTEM

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts (primarily NOW accounts and regular checking accounts) and certain nonpersonal time deposits. Money market deposit accounts are subject to the reserve requirement applicable to nonpersonal time deposits when held by a person other than a natural person. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. Parkvale satisfies the majority of its reserve requirement with vault cash.

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

Parkvale's income tax returns for calendar 1996, 1995, 1994 and 1993 have been filed with the IRS and are open to examination. However, Parkvale has not yet been advised by the IRS if such an examination will be performed. All income tax returns prior to calendar 1993 have been settled with the IRS and settlement of all issues did not result in a significant charge to income.

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

ITEM 2.  PROPERTIES

Parkvale presently conducts its business from its main office and 28 branch offices located in the Pittsburgh metropolitan area. Parkvale owns the building and land for 13 of its offices and leases its remaining 16 offices. Such leases expire through 2014. PMC leases facilities outside of Pennsylvania for three loan origination centers. At June 30, 1997, Parkvale's land, building and equipment had a net book value of $2.1 million.

ITEM 3.  LEGAL PROCEEDINGS.

Neither PFC nor any of its subsidiaries is involved in any pending legal proceedings other than routine, insignificant litigation occurring in the ordinary course of business, except as follows. In June 1993, lawsuits were instituted in the Court of Common Pleas of Allegheny County, Pennsylvania, against Parkvale Savings Association, by the current owners of the former Parkvale headquarters building which was sold in 1984. The plaintiffs are a limited partnership known as 200 Meyran Associates and the two general partners thereof, Charles D. and Madeleine S. Gross, who allege that Parkvale misrepresented the environmental condition of the building at the time of sale, which conduct they contend also constituted a breach of the Agreement of Sale. Plaintiffs seek rescission of the Agreement of Sale or specific performance thereof and compensatory and punitive damages. Discovery is proceeding, and Parkvale intends to vigorously defend the suit. It is not possible to make a reasonable estimate of financial exposure at this time; however management believes such exposure would not be material to shareholders' equity, operating results, financial position or liquidity.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
         MATTERS.

The information required herein is incorporated by reference from page 33 of the PFC's 1997 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 4 of PFC's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 5 to 12 of PFC's 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 13 to 30 of PFC's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 5 to 9 of the definitive proxy statement of the Corporation for the 1997 Annual Meeting of Stockholders, which was filed on September 12, 1997 (the "definitive proxy statement").

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

    (1)  The following financial statements are incorporated by reference from
         Item 8 hereof (see Exhibit 13):

                                                                                                Page
                                                                                                ----
     Report of Independent Auditors...............................................................12

     Consolidated Statements of Financial Condition at June 30, 1997 and 1996.....................13

     Consolidated Statements of Operations for each of the three years in the period ended June 30, 1997...................................................14

     Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1997...................................................15

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 1997...................................................16

     Notes to Consolidated Financial Statements...................................................17

    (2) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.

No. Exhibits                                                                                     Page
------------                                                                                     ----
     3(a)     Articles of Incorporation.............................................................*
     3(b)     Bylaws................................................................................#
     3(c)     Amendments to the Bylaws..............................................................&
     10(a)    Common Stock Certificate..............................................................*
     10(b)    1987 Stock Option Plan................................................................@
     10(c)    1993 Key Employee Stock Compensation Program..........................................x
     10(d)    1993 Directors' Stock Option Plan.....................................................x
     10(e)    Consulting Agreement with Robert D. Pfischner.........................................~
     10(f)    Employment Agreement with Robert J. McCarthy, Jr........................... C-1 to C-12
     10(g)    Employee Stock Ownership Plan.........................................................~
     10(h)    Executive Deferred Compensation Plan..................................................+
     10(i)    Supplemental Employee Benefit Plan....................................................+

No. Exhibits                                                                                     Page
------------                                                                                     ----
     13       Excerpts of the 1997 Annual Report to Shareholders filed herewith.
              Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Form 10-K.

     22       Subsidiaries of Registrant.......................................................... 20
              Reference is made to Item 1.  Business - Subsidiaries for the required information

     23       Consent of Independent Auditors.....................................................F-1

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

     ~        Incorporated by reference to Form 10-K filed by the Registrant with the Commission on
              September 28, 1994.

     +        Incorporated by reference to Form 10-K filed by the Registrant with the Commission on
              September 21, 1995.

     &        Incorporated by reference to Form 10-K filed by the Registrant with the Commission on
              September 16, 1996.

     (b)      REPORTS ON FORM 8-K
              There were no reports on Form 8-K filed during the 1997 fiscal year or prior to the filing of this Form 10-K.

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

                                                PARKVALE FINANCIAL CORPORATION

Date:         September 19, 1997                By: /s/ Robert J. McCarthy, Jr.
                                                    ---------------------------
                                                        Robert J. McCarthy, Jr.
                                                        Director, President and
                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr.                             September 19, 1997
---------------------------                             ------------------
Robert J. McCarthy, Jr.,                                       Date
Director, President and Chief
Executive Officer

/s/ Timothy G. Rubritz                                  September 19, 1997
----------------------                                  ------------------
Timothy G. Rubritz,                                            Date
Vice President - Treasurer
(Chief Financial & Accounting Officer)

/s/ Robert D. Pfischner                                 September 19, 1997
-----------------------                                 ------------------
Robert D. Pfischner, Chairman of the Board                    Date

/s/ Fred P. Burger, Jr.                                 September 19, 1997
-----------------------                                 ------------------
Fred P. Burger, Jr., Director                                 Date

/s/ Paul A. Mooney                                      September 19, 1997
------------------                                      ------------------
Paul A. Mooney, Director                                      Date

/s/ George W. Newland                                   September 19, 1997
---------------------                                   ------------------
George W. Newland, Director                                   Date

/s/ Warren R. Wenner                                    September 19, 1997
--------------------                                    ------------------
Warren R. Wenner, Director                                    Date