Form 10-Q
period 1997-09-30
PARKVALE FINANCIAL CORP
filed 1997-10-31
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                          COMMISSION FILE NO: 0-17411

                         PARKVALE FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

    PENNSYLVANIA                                      25-1556590
(State of incorporation)                          (I.R.S. Employer
                                                 Identification Number)

          4220 William Penn Highway, Monroeville, Pennsylvania 15146
              (Address of principal executive offices; zip code)

      Registrant's telephone number, including area code:  (412) 373-7200

          Securities registered pursuant to Section 12(b) of the Act:
                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock ($1.00 par value)
                                Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                          ----    ----
The closing sales price of the Registrant's Common Stock on October 27, 1997 was $29.00 per share.

Number of shares of Common Stock outstanding as of October 27, 1997 was 5,105,905.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                      Page
---------------------------------                                      ----

Consolidated Statements of Financial Condition as
of September 30, 1997 and June 30, 1997                                   3

Consolidated Statements of Operations for the
three months ended September 30, 1997 and 1996                            4

Consolidated Statements of Cash Flows for the
three months ended September 30, 1997 and 1996                          5-6

Consolidated Statements of Shareholders' Equity
as of September 30, 1997                                                  6

Notes to Unaudited Interim Consolidated Financial
Statements                                                              7-8

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    9-12

Part II - Other Information                                              13

Signatures                                                               13

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (Dollar amounts in thousands, except share data)

                                                September 30,    June 30,
                                 ASSETS            1997          1997
                                                  ----------     -------
Cash and noninterest-earning deposits                 $7,777     $12,104
Federal funds sold                                   106,163     107,832
Interest-earning deposits in other banks                 184         219
Investment securities available for sale
  (cost of $7,223 at September 30 and June 30)        13,756      13,546
Investment securities held to maturity (fair
  value of $132,311 at September 30 and
  $136,834 at June 30)                               131,148     136,034
Loans, net of allowance of $14,365 at
  September 30 and $14,266 at June 30                736,099     710,868
Foreclosed real estate, net of allowance of
  $-0- at September 30 and June 30                        16         165
Office properties and equipment, net                   2,120       2,125
Intangible assets and deferred charges                   502         553
Prepaid expenses and other assets                      7,675       7,793
                                                  ----------    --------
                                    Total Assets  $1,005,440    $991,239
                                                  ==========    ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                                    $895,411    $881,244
Advances from Federal Home Loan Bank
 and other debt                                       21,867      20,196
Escrow for taxes and insurance                         4,940      10,104
Other liabilities                                      5,612       4,512
                                                   ---------   ---------
                               Total Liabilities     927,830     916,056
SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                    -           -
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; September-5,388,084* shares issued,
  June - 4,310,679 shares issued)                      5,388       4,311
Additional Paid in Capital                             6,904       8,034
Treasury Stock at cost (282,179* shares in
  September and 319,421* shares in June)             (3,304)     (3,676)
Employee Stock Ownership Plan debt                     (387)       (330)
Unrealized gains on securities available for sale      4,148       4,015
Retained earnings                                     64,861      62,829
                                                  ----------  ----------
                      Total Shareholders' Equity      77,610      75,183
                                                  ----------  ----------
      Total Liabilities and Shareholders' Equity  $1,005,440    $991,239
                                                  ==========    ========
 * Reflect the effect of the 5-for-4 stock split on October 14, 1997.

                        PARKVALE FINANCIAL CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollar amounts in thousands, except per share data)

                                                   Three months ended
                                                      September 30,
                                                    1997        1996
Interest Income:                                   -------     -------
   Loans                                          $14,208     $12,520
   Mortgage-backed securities                       1,064       1,553
   Investments                                      1,342       1,424
   Federal funds sold                               1,599       1,169
                                                  -------     -------
      Total interest income                        18,213      16,666
                                                  -------     -------
Interest Expense:
   Savings deposits                                10,561       9,414
   Borrowings                                         276         323
                                                 --------     -------
      Total interest expense                       10,837       9,737
                                                 --------     -------
Net interest income                                 7,376       6,929
Provision for loan losses                              93         135
                                                 --------     -------
Net interest income after
   provision for losses                             7,283       6,794
                                                 --------     -------
Noninterest Income:
   Service charges on deposit accounts                354         291
   Other fees and service charges                     166         149
   Miscellaneous                                       61          79
                                                 --------     -------
      Total other income                              581         519
                                                 --------     -------
Noninterest Expenses:
   Compensation and employee benefits               1,898       1,756
   Office occupancy                                   539         512
   Marketing                                          135          80
   FDIC insurance                                     136         462
   FDIC special assessment                             --       5,035
   Office supplies, telephone, and postage            219         201
   Miscellaneous                                      662         519
                                                  -------     -------
      Total other expenses                          3,589       8,565
                                                  -------     -------
Income (loss) before income taxes                   4,275     (1,252)
Income tax expense (benefit)                        1,579       (464)
                                                  -------     -------
Net income (loss)                                  $2,696      ($788)
                                                  =======     =======
Net income (loss) per share                         $0.51     ($0.15)
Dividends per share                                 $0.13      $0.104

All share amounts reflect the effect of the 5-for-4 stock split on October 14, 1997.

Parkvale Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Dollar amounts in thousands)
                                                   Three months ended
                                                      September 30,
                                                    1997        1996
                                                  -------     -------
Cash flows from operating activities:
   Interest received                              $18,333     $17,727
   Loan fees received                                  86          36
   Other fees and commissions received                550         489
   Interest paid                                 (10,840)     (9,739)
   Cash paid to suppliers and others              (3,232)     (3,600)
   Income taxes paid                              (1,048)     (1,499)
                                                  -------     -------
   Net cash provided by operating activities        3,849       3,414
Cash flows from investing activities:
   Proceeds from maturities of investments         11,922      29,639
   Purchase of investment securities held to
     maturity                                     (7,024)     (4,955)
   Maturity (purchase) of deposits in other banks      35       (209)
   Purchase of loans                             (33,039)       (131)
   Proceeds from sales of loans                     1,359       1,255
   Principal collected on loans                    45,170      34,069
   Loans made to customers, net of loans in
     process                                     (38,660)    (30,518)
   Other                                             (75)          --
                                                ---------    --------
     Net cash (used in) provided by investing
        activities                               (20,312)      29,150
Cash flows from financing activities:
   Net decrease in checking and savings accounts  (1,033)     (4,044)
   Net increase in certificates of deposit         15,201      16,613
   Proceeds from FHLB advances                      5,000          --
   Repayment of FHLB advances                     (5,003)     (5,003)
   Net increase (decrease) in other borrowings 1,674 (1,138) Decrease in borrowers' advances for tax &
     insurance                                    (5,164)     (5,224)
   Cash dividends paid                              (527)       (421)
   Allocation of treasury stock to retirement plans   319          41
   Acquisition of treasury stock                       --       (320)
                                                 --------    --------
   Net cash provided by financing activities       10,467         504
Net (decrease) increase in cash and cash
   equivalents                                    (5,996)      33,068
Cash and equivalents at beginning of period       119,936      77,462
                                                 --------    --------
Cash and equivalents at end of period            $113,940    $110,530
                                                 ========    ========






Reconciliation of net income to net cash provided  Three months ended
   by operating activities:                           September 30,
                                                    1997        1996
                                                  =======     =======
Net income (loss)                                  $2,696      ($788)
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                      131         119
   Accretion and amortization of loan fees and
    discounts                                       (101)           8
   Loan fees collected and deferred                    86          36
   Provision for loan losses                           93         135
   Decrease in accrued interest receivable            112         967
   Increase in other assets                          (62)        (58)
   Decrease in accrued interest payable               (3)         (2)
   Increase in other liabilities                      897       2,997
                                                  -------     -------
   Total adjustments                                1,153       4,202
                                                  -------     -------
Net cash provided by operating activities          $3,849      $3,414
                                                  =======     =======
For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $-0- for the three months ended September 30, 1997 and $3,000 in the three months ended September 30, 1996.

                                     PARKVALE FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (Dollars in thousands, except share data)
                                                                         Employee
                                                                           Stock    Unrealized                  Total
                                   Common       Paid-in     Treasury     Ownership    Security     Retained  Shareholders'
                                    Stock      Capital       Stock      Plan Debt     Gains       Earnings       Equity
Balance, June 30, 1997             $4,311       $8,034     ($3,676)        ($330)       $4,015     $62,829       $75,183

Net income, three months
  ended September 30, 1997                                                                           2,696         2,696

Dividends on common stock at
  $.13 per share                                                                                      (664)         (664)

Principal payments on employee
  stock ownership plan debt                                                   20                                      20

Additional borrowings on employee
  stock ownership plan debt                                                  (77)                                    (77)

Transfer to reflect 5-for-4 split    1,077      (1,077)                                                               0

Unrealized security gains                                                                    133                      133

Exercise of stock options                           (53)          372                                                  319

Balance, September 30, 1997          $5,388       $6,904     ($3,304)        ($387)       $4,148     $64,861       $77,610

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Statements of Operations
----------------------------
The statements of operations for the three months ended September 30, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments

(consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results which may be expected for fiscal 1998. The Annual Report on Form 10-K for the year ended June 30, 1997 contains additional information and should be read in conjunction with this report.

2.  Stock Split
---------------
On September 16, 1997, the Board of Directors declared a 5-for-4 stock split of Parkvale's common stock. The additional shares were paid on October 14, 1997 to stockholders of record at the close of business on September 30, 1997. This increased the outstanding shares by 1,077,405. No fractional shares were issued. All share amounts in this report have been restated to reflect this stock split.

3.  Earnings Per Share
----------------------
Primary earnings per share are based upon the weighted average number of issued and outstanding common shares including shares subject to stock options, which are deemed common stock equivalents. Earnings per share for the three months ended September 30, 1997 was $0.51, based upon 5,266,238 average shares outstanding, assuming all 257,517 option shares outstanding were exercised. For the three months ended September 30, 1996, the restated loss per share was ($0.15) based upon 5,258,234 average shares outstanding, assuming all 354,991 option shares then outstanding were exercised.

4.  Loans:
----------
Loans are summarized as follows:               September 30,   June 30,
(Dollar amounts in thousands)                      1997        1997
                                                -----------   --------
First mortgage loans:
      Residential:
     1-4 Family                                   $605,385    $586,735
     Multifamily                                    15,191      16,825
   Commercial                                      20,543      17,724
   Other                                            8,905       9,329
                                                 ---------    --------
                                                   650,024     630,613
Consumer loans                                     94,939      90,305
Commercial business loans                           7,995       8,332
Loans on savings accounts                           3,124       3,076
                                                  --------    --------
Less:                                             756,082     732,326
Loans in process                                    4,904       6,393
Allowance for loan losses                          14,365      14,266
Unamortized discount and deferred loan fees           714         799
                                                  --------    --------
Loans, net                                       $736,099    $710,868
                                                  ========    ========





The following summary sets forth the activity in the allowance for loan losses for the three months ended September 30:
                                                   1997        1996
                                                   -------     -------
Beginning balance                                 $14,266     $13,990
Provision for losses - mortgage loans                  --          26
Provision for losses - consumer loans                  93         109
Loans recovered                                        21          60
Loans charged off                                    (15)        (27)
                                                   -------     -------
Ending balance                                    $14,365     $14,158
                                                   =======     =======
Nonaccrual loans                                   $2,607      $2,208
   as a percent of total assets                     0.26%       0.24%

Loans are placed on nonaccrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income of nonaccrual loans that had not been recognized in interest income was $287 at September 30, 1997 and $285 at June 30, 1997.

Nonaccrual, substandard and doubtful commercial and other real estate loans are considered impaired. At September 30, 1997, the Bank had $545 of impaired loans and recorded $82 of reserves related to these loans. Additionally, the loans have been included in management's assessment of the adequacy of general valuation allowances. The average recorded investment in impaired loans during the September 1997 quarter was $655.

                        PARKVALE FINANCIAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
               (Dollar amounts in thousands, except per share data)

Balance Sheet Data:                                      September 30,
                                                       1997        1996
                                                     ---------    --------
Total assets                                        $1,005,440    $924,365
Loans, net                                             736,099     620,710
Interest-earning deposits and federal
   funds sold                                          106,347     103,512
Total investments                                      144,904     180,772
Savings deposits                                       895,411     819,657
FHLB advances and other debt                            21,867      20,770
Shareholders' equity                                    77,610      68,560
Book value per share                                    $15.20      $13.57

Statistical Profile:                                      Three Months Ended
                                                         September 30,  (1)
                                                          1997       1996
                                                         -------    -------
Average yield earned on all
  interest-earning assets                                 7.51%      7.41%
Average rate paid on all
  interest-bearing liabilities                            4.78%      4.66%
Average interest rate spread                              2.73%      2.75%
Net yield on average
  interest-earning assets                                 3.04%      3.08%
Other expenses to average assets                          1.44%      3.71%
Other expenses to average assets without
  special assessment                                      1.44%      1.53%
Taxes to pre-tax income                                  36.94%     37.06%
Return on average assets                                  1.08%     -0.34%
Return on average assets without
  special assessment                                      1.08%      1.03%
Return on average equity                                 14.80%     -4.66%
Return on average equity without
  special assessment                                     14.80%     13.89%
Average equity to average total assets                    7.29%      7.33%

                                                          At September 30,
                                                          1997       1996
                                                         -------    -------
One year gap to total assets                             -3.32%      0.39%
Intangibles to total equity                               0.65%      0.35%
Capital to assets ratio                                   7.72%      7.42%
Ratio of nonperforming assets to total assets             0.26%      0.26%
Number of full-service offices                              29         28

(1)The applicable income and expense figures have been annualized in calculating the percentages.

Results of Operations - Comparison of Three Months Ended September 30, 1997 and 1996

For the three months ended September 30, 1997, Parkvale reported net income of $2.7 million or $0.51 per share up 13.2% from adjusted net income of $2.4 million or $0.45 per share for the quarter ended September 30, 1996. The prior year quarter was adjusted for a one-time Savings Association Insurance Fund (SAIF) assessment of $5.0 million ($3.2 million net of tax), which resulted in a net loss of $788,000 or $0.15 per share for the quarter ended September 30, 1996. The $315,000 increase in net income excluding the assessment primarily reflects increased net interest income of $447,000. Net interest income for the quarter ended September 30, 1997 increased to $7.4 million from $6.9 million for the quarter ended September 30, 1996.

Interest Income:

Parkvale had interest income of $18.2 million during the three months ended September 30, 1997 versus $16.7 million during the comparable period in 1996. The $1.5 million increase is the result of a $69.9 million or 7.8% increase in the average balance of interest-earning assets, coupled with a 10 basis point increase in the average yield from 7.41% in 1996 to 7.51% in 1997. Interest income from loans increased $1.7 million or 13.5% resulting from an increase in the average outstanding loan balances of $89.2 million or 14.3%, offset by a 6 basis point decrease in the average yield from 8.04% in 1996 to 7.98% in 1997. Interest income on mortgage-backed securities decreased $489,000 from the 1996 quarter due to a decrease of $31.6 million or 33.7% in the average balance, offset by a 22 basis point increase in the average yield from 6.62% in 1996 to 6.84% in 1997. Investment interest income decreased by $82,000 or 5.8% from the 1996 quarter due to a decrease of $15.0 million or 15.6% in the average balance, offset by a 69 basis point increase in the average yield from 5.93% in 1996 to 6.62% in 1997. Interest income earned on federal funds sold increased $430,000 or 36.8% from the 1996 quarter due to an increase in the average balance of $27.2 million or 31.22%, combined with a 23 basis point increase in the average yield from 5.37% to 5.60%. At September 30, 1997, the weighted average yield on all interest earning assets was 7.46% compared to 7.45% at September 30, 1996.

Interest Expense:

Interest expense increased $1.1 million or 11.3% from the 1996 to the 1997 quarter. The increase was due to a 12 basis point increase in the average rate paid on deposits and borrowings from 4.66% in 1996 to 4.78% in 1997, combined with an increase in the average deposits and borrowings of $69.7 million. At September 30, 1997, the average rate payable on liabilities was 4.74% for deposits, 5.81% for borrowings and 4.76% for combined deposits and borrowings.

Provision for Loan Losses:

Parkvale's provision for loan losses decreased by $42,000 or 31.1% from the 1996 to the 1997 quarter. Total reserves were 1.91% and 1.97% of gross loans at September 30, 1997 and June 30, 1997, respectively.

Nonperforming loans and real estate owned were $2.6 million, $2.7 million and $2.4 million at September 30, 1997, June 30, 1997 and September 30, 1996, representing 0.26%, 0.27% and 0.26% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 1997 were $14.4 million, which represents 1.91% of the gross loan portfolio.

Other Income:

Total  other  income  increased    by  $62,000  in  1997 primarily from modest
increases in the number of deposit accounts and the service fees thereon.

Other Expense:

Total other expense decreased by $5.0 million from 1996 as a direct result of the one-time SAIF assessment previously mentioned. Without this nonrecurring charge, other expenses would have increased only slightly by $59,000 or 1.67% from 1996. Annualized noninterest expenses as a percentage of average assets were 1.44% for the quarter ended September 30, 1997 as compared to 1.53% without the special assessment for the quarter ended September 30, 1996.

Liquidity and Capital Resources:

Federal funds sold increased $1.7 million or 1.6% from June 30, 1997 to September 30, 1997 resulting primarily from funds available as a result of an increase in deposit balances of $14.2 million. Investment securities held to maturity decreased $4.9 million from June 30, 1997 to September 30, 1997. Escrow for taxes and insurance decreased by $5.2 million or 51.1% as a result of the remittance of property taxes to the various taxing districts during the quarter.

Shareholders' equity was $77.6 million or 7.72% of total assets at September 30, 1997. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 1997, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.09% and 14.52%, respectively.

                                                Tier I      Tier I      TierII
                                                 Core      Risk-Base  Risk-Based
                                                Capital    Capital     Capital
                                               -------     --------     ------
Equity Capital (1)                             $76,164     $76,164     $76,164
Less non-allowable intangible assets             (502)       (502)       (502)
Less unrealized securities gains               (3,804)     (3,804)     (3,804)
Plus general valuation allowances (2)              --          --        6,866
  Total regulatory capital                      71,858      71,858      78,724
Minimum required capital                        40,567      21,971      43,377
                                               -------    --------    --------
   Excess regulatory capital                   $31,291     $49,887     $35,347
   Adjusted total assets                    $1,014,166    $549,267    $542,214

Regulatory capital as a percentage               7.09%      13.08%      14.52%
Minimum capital required as a
  percentage                                     4.00%       4.00%       8.00%
                                                  -----      -----       -----
Excess regulatory capital as a %                 3.09%       9.08%       6.52%
                                                 ======      ======      =====
Well capitalized requirement                     5.00%       6.00%      10.00%
                                                 =====       =====       =====

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended September 30, 1997.
(2) Limited to 1.25% of risk adjusted total assets.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           None
Item 2.  Changes in Securities
Refer to above Part I, "Notes to Unaudited Interim Consolidated Financial Statements," under Note 2, "Stock Split."
Item 3.  Defaults Upon Senior Securities                             N/A
Item 4. Submission of Matters to a Vote
  of Security Holders                                                None

(a)The 1997 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 23, 1997. Of 4,084,935 shares eligible to vote, 94.8% or 3,874,337 were voted by proxy.

(b)The shareholders voted to approve the re-election of the two nominees for directors, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Robert D. Pfischner as a director were 3,751,678 shares in favor and 99,956 withheld. The results for the re-election of Paul A. Mooney as director were 3,749,993 shares in favor and 101,641 shares withheld.

(c)The recommendation by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 3,837,553 shares in favor, 7,479 against and 6,602 abstaining.

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

                                                Parkvale Financial Corporation

DATE: October 29, 1997                           By: Robert J. McCarthy, Jr.
      -------------------                          --------------------------
                                                   Robert J. McCarthy, Jr.
                                                   President and
                                                     Chief Executive Officer

 DATE: October 29, 1997                             By: Timothy G. Rubritz
      -----------------                            --------------------------
                                                   Timothy G. Rubritz
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer