Form 10-Q
period 1997-12-31
PARKVALE FINANCIAL CORP
filed 1998-02-12
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C., 20549

                                        FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                               COMMISSION FILE NO: 0-17411

                             PARKVALE FINANCIAL CORPORATION
                 (Exact name of registrant as specified in its charter)


    PENNSYLVANIA                                            25-155659
(State of incorporation)                                     (I.R.S. Employer
                                                       Identification Number)


               4220 William Penn Highway, Monroeville, Pennsylvania 15146
                 (Address of principal executive offices; zip code)

           Registrant's telephone number, including area code:  (412) 373-7200


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
The closing sales price of the Registrant's Common Stock on February 9, 1998 was $32.00 per share.

Number of shares of Common Stock outstanding as of February 9, 1998 was 5,128,437.



PARKVALE FINANCIAL CORPORATION


INDEX

Part I.     Financial Information                                      Page
---------------------------------                                      ----
Consolidated Statements of Financial Condition
as of December 31, 1997 and June 30, 1997                                 3

Consolidated Statements of Operations for the
Three and Six Months ended December 31, 1997 and 1996                     4

Consolidated Statements of Cash Flows for the
Six Months ended December 31, 1997 and 1996                             5-6

Consolidated Statement of Shareholders' Equity
as of December 31, 1997                                                   6

Notes to Unaudited Interim Consolidated
Financial Statements                                                    7-8

Management's Discussion and Analysis of
Financial Condition and Results of Operations                         9 -13

Part II - Other Information                                              14

Signatures                                                               14

                             PARKVALE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollar amounts in thousands, except share data)

                                                      December 31,     June 30,
                                      ASSETS             1997            1997
                                                      -----------      --------
                                                              (Unaudited)
Cash and noninterest-earning deposits                  $    8,410       $ 12,104
Federal funds sold                                         85,287        107,832
Interest-earning deposits in other banks                      325            219
Investment securities available for sale (cost of
  $7,223 at December 31 and June 30)                       15,230         13,546
Investment securities held to maturity (fair value
  of $148,780 at December 31 and $136,834 at June 30)     147,864        136,034
Loans, net of allowance of $14,412 at December 31
  and $14,266 at June 30                                  751,679        710,868
Foreclosed real estate, net of allowance of $0 at
  December 31 and June 30                                     -              165
Office properties and equipment, net                        2,180          2,125
Intangible assets and deferred charges                        451            553
Prepaid expenses and other assets                           7,717          7,793
                                                       ----------       --------
                                       Total Assets    $1,019,143       $991,239
                                                       ==========       ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                                         $905,384       $881,244
Advances from Federal Home Loan Bank                       15,677         15,682
Escrow for taxes and insurance                              8,292         10,104
Other liabilities                                           4,888          4,512
Other debt                                                  4,240          4,514
                                                         --------       --------
                                  Total Liabilities       938,481        916,056

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                         -              -
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; December- 5,388,084* shares issued,          5,388         4,311
  June - 4,310,679 shares issued)
Additional Paid in Capital                                 6,901          8,034
Treasury Stock at cost (279,617* shares in December
   and 319,421* shares in June)                           (3,274)        (3,676)
Employee Stock Ownership Plan debt                          (367)          (330)
Unrealized gains on securities available for sale          5,084         4,015
Retained earnings                                         66,930         62,829
                                                      ----------       --------
                        Total Shareholders' Equity        80,662         75,183
                                                      ----------       --------
        Total Liabilities and Shareholders' Equity    $1,019,143       $991,239
                                                      ==========       ========
 * Reflect the effect of the 5 for 4 stock split on October 14, 1997.

                            PARKVALE FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollar amounts in thousands, except per share data)

                                      Three months ended      Six months ended
                                          December 31,            December 31,
                                      1997       1996          1997        1996
                                     ------     ------       -------    -------
Interest income:                          (Unaudited)          (Unaudited)
   Loans                             $14,503    $12,437       $28,711    $24,957
   Mortgage-backed securities            989      1,451         2,053      3,004
   Investments                         1,354      1,308         2,696      2,732
   Federal funds sold                  1,560      1,582         3,159      2,751
                                     -------    -------       -------    -------
   Total interest income              18,406     16,778        36,619     33,444
Interest expense:                    -------    -------       -------    -------
   Savings deposits                   10,704      9,602        21,265     19,016
   Borrowings                            288        304           564        627
                                     -------     ------        ------    -------
   Total interest expense             10,992      9,906        21,829     19,643
                                     -------     ------        ------    -------
Net interest income                    7,414      6,872        14,790     13,801
Provision for loan losses                 64        114           157        249
   Net interest income after         -------     ------        ------    -------
     provision for losses              7,350      6,758        14,633     13,552
Noninterest Income:                  -------     ------       -------     ------
   Service charges on deposit accounts   356        320           710        611
   Other fees and service charges        149        187           315        336
   Miscellaneous                         129         76           190        155
                                     -------     ------        ------     ------
   Total other income                    634        583         1,215      1,102
Noninterest Expenses:                -------     ------        ------     ------
   Compensation and benefits           1,879      1,775         3,777      3,531
   Office occupancy                      556        558         1,095      1,070
   Marketing                             104         75           239        155
   FDIC insurance                        139         -            275        462
   FDIC special assessment               -           -             -       5,035
   Office supplies, phone, postage       233        219           452        420
   Miscellaneous                         737        587         1,399      1,106
                                       -----      -----         -----     ------
   Total other expenses                3,648      3,214         7,237     11,779
                                       -----      -----         -----     ------
Income before income taxes             4,336      4,127         8,611      2,875
Income tax expense                     1,604      1,528         3,183      1,064
                                       -----      -----        ------     ------
   Net income                         $2,732     $2,599        $5,428     $1,811
                                      ======     ======        ======     ======
Basic earnings per share               $0.53      $0.51         $1.06      $0.35
Diluted earnings per share             $0.52      $0.50         $1.03      $0.35
Dividends per share                    $0.13     $0.104         $0.26     $0.208

All share amounts reflect the effect of the 5 for 4 stock split on October 14, 1997.

Parkvale Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Six Months Ended December 31, 1997 and 1996
Increase (Decrease) in Cash and Cash Equivalents
(Dollar amounts in thousands)
                                                         1997            1996
                                                         -----          -----
Cash flows from operating activities:                         (Unaudited)
   Interest received                                    $ 36,292       $ 34,027
   Loan fees received                                        163            151
   Other fees and commissions received                     1,113          1,041
   Interest paid                                         (21,903)       (19,749)
   Cash paid to suppliers, FDIC and others                (6,940)       (11,451)
   Income taxes paid                                      (3,046)        (1,659)
                                                         --------        -------
   Net cash provided by operating activities               5,679          2,360

Cash flows from investing activities:
   Proceeds from maturities of investments                28,167         41,478
   Purchase of investment securities held to maturity    (39,877)        (4,956)
   Purchase of deposits in other banks                      (105)          (185)
   Purchase of loans                                     (65,859)        (9,465)
   Proceeds from sales of loans                            1,881          1,631
   Principal collected on loans                           99,936         70,525
   Loans made to customers, net of loans in process      (76,781)       (57,569)
   Proceeds received from acquisition of
     First Home Savings                                        -          11,084
   Other                                                    (213)          (322)
                                                         --------       --------
     Net cash (used in) provided by
       investing activities                              (52,851)         52,221

Cash flows from financing activities:
   Net increase (decrease) in checking and savings
     accounts                                              1,801        (4,515)
   Net increase in certificates of deposit                22,338         27,492
   Proceeds from FHLB advances                             5,000              -
   Repayment of FHLB advances                             (5,006)        (5,005)
   Net decrease in other borrowings                         (274)        (2,726)
   Decrease in borrowers' advances for tax & insurance    (1,811)        (2,264)
   Cash dividends paid                                    (1,190)          (953)
   Allocation of treasury stock to retirement plans           75             49
   Acquisition of treasury stock                               -           (320)
                                                         -------        -------
   Net cash provided by financing activities              20,933         11,758

Net (decrease) increase in cash and cash equivalents     (26,239)         66,339

   Cash and equivalents at beginning of period           119,936         77,462
                                                        --------       --------
   Cash and equivalents at end of period                $ 93,697       $143,801

Reconciliation of net income to net cash provided
   by operating activities:                              1997            1996
                                                        -------        -------
Net income                                               $5,428         $1,811
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            262            244
   Accretion and amortization of loan fees and
     discounts                                             (264)              1
   Loan fees collected and deferred                         163            151
   Provision for loan losses                                157            249
   (Increase) decrease in accrued interest receivable      (276)            443
   Decrease in other assets                                  10             26
   Decrease in accrued interest payable                     (74)          (106)
   Increase (decrease) in other liabilities                 273          (459)
                                                         ------         ------
   Total adjustments                                        251            549
                                                         ------         ------
   Net cash provided by operating activities             $5,679         $2,360
                                                         ======         =======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $0 and $3,000 in the six months ended December 31, 1997 and 1996, respectively.

                             PARKVALE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (Dollar amounts in thousands, except per share data)
                                       (Unaudited)
                                                   Employee
                                                     Stock   Unrealized           Total
                        Common   Paid-in  Treasury Ownership  Security Retained  Shareholders'
                         Stock   Capital   Stock   Plan Debt   Gains   Earnings  Equity
Balance, June 30, 1997  $4,311   $8,034   ($3,676)  ($330)   $4,015    $62,829   $75,183

Net income, six months
  ended December 31, 1997                                               5,428      5,428

Dividends on common stock at
  $.26 per share                                                       (1,327)    (1,327)

Principal payments on employee
  stock ownership plan debt                            41                             41

Additional borrowings on employee
  stock ownership plan debt                           (78)                           (78)

Transfer to reflect
  5 for 4 split          1,077   (1,077)

Unrealized security gains                                      1,069               1,069

Exercise of stock options           (56)      402                                   346


Balance,December31,1997 $5,388   $6,901   ($3,274)   ($367)   $5,084  $66,930   $80,662

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Statements of Operations
----------------------------
The statements of operations for the three and six months ended December 31, 1997 and 1996 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results which may be expected for fiscal 1998. The Annual Report on Form 10-K for the year ended June 30, 1997 contains additional information and should be read in conjunction with this report.

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

3.  Earnings Per Share
----------------------
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of employee stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31:

                                    Three months ended      Six months ended
                                       December 31,           December 31,
                                     1997       1996          1997       1996
Numerator for basic and diluted     -------    -------       -------    -------
  earnings per share:
   Net income                     $2,732,649  $2,599,502  $5,428,218 $1,811,033
Denominator:
   Denominator for basic earnings
   per share--weighted average
   shares                          5,106,373   5,052,728   5,100,378  5,053,981
Effect of dilutive securities:
      Employee stock options         186,603     190,425     176,891    184,849
                                    --------     -------     -------    -------
   Denominator for dilutive earnings
   per share--adjusted weighted
   average shares and assumed
   stock option exercise            5,292,976   5,243,153   5,277,269  5,238,830
                                    =========   =========   =========  =========

                                   Three months ended         Six months ended
                                      December 31,              December 31,
                                    1997       1996          1997        1996
                                   ------     ------        ------       -----
Basic Earnings Per Share            $0.53      $0.51        $1.06        $0.35
Diluted Earnings Per Share          $0.52      $0.50        $1.03        $0.35

Options to purchase 15,255 shares of common stock at $29.00 per share and 103,750 shares of common stock at $20.40 per share were outstanding during the three and six months ended December 31, 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

4.  Loans
---------
Loans are summarized as follows:                    December 31,      June 30,
                                                        1997            1997
                                                     -----------     ----------
First mortgage loans:                              (Dollar amounts in thousands)
   Residential:
     1-4 Family                                        $613,817       $586,735
     Multifamily                                         14,936         16,825
   Commercial                                            21,525         17,724
   Other                                                 10,770          9,329
                                                       --------       --------
                                                        661,048        630,613
Consumer loans                                           99,198         90,305
Commercial business loans                                10,332          8,332
Loans on savings accounts                                 2,953          3,076
                                                       --------       --------
                                                        773,531        732,326
Less: Loans in process                                    6,860          6,393
     Allowance for loan losses                           14,412         14,266
     Unamortized discount and deferred loan fees            580            799
                                                       --------      ---------
Loans, net                                             $751,679       $710,868
                                                       ========       ========
The following summarizes the activity in the allowance for loan losses for the six months ended December 31:
                                                        1997            1996
                                                      --------        -------
Beginning balance                                      $14,266        $13,990
Provision for losses - mortgage loans                       48             16
Provision for losses - consumer loans                      109            233
Loans recovered                                             43             89
Loans charged off                                          (54)          (112)
                                                        -------       --------
Ending balance                                          $14,412        $14,216
                                                        ========       ========
Nonaccrual loans                                         $3,623         $2,811
   as a percent of total assets                           0.36%          0.30%

Loans are placed on nonaccrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income of nonaccrual loans that had not been recognized in interest income was $357 at December 31, 1997 and $285 at June 30, 1997.

Nonaccrual, substandard and doubtful commercial and other real estate loans are considered impaired. At December 31, 1997, the Bank had $1,154 of impaired loans and recorded $173 of reserves related to these loans. Additionally, the loans have been included in management's assessment of the adequacy of general valuation allowances. The average recorded investment in impaired loans during the December 1997 quarter was $1,162.

                             PARKVALE FINANCIAL CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS
                  (Dollar amounts in thousands, except per share data)

Balance Sheet Data:                                      December 31,
                                                       1997        1996
                                                      -------     -------
Total assets                                        $1,019,143    $945,302
Loans, net                                             751,679     620,174
Interest-earning deposits and federal funds sold        85,612     138,043
Total investments                                      163,094     169,534
Savings deposits                                       905,384     841,610
FHLB Advances                                           15,677      15,688
Shareholders' Equity                                    80,662      71,065
Book value per share                                    $15.79      $14.05

Statistical Profile:                    Three Months Ended    Six Months Ended
                                        December 31,  (1)    December 31,  (1)
                                         1997       1996       1997        1996
                                        -------    -------    ------     ------
Average yield earned on all
  interest-earning assets                7.42%      7.37%       7.47%      7.39%
Average rate paid on all
  interest-bearing liabilities           4.76%      4.68%       4.77%      4.67%
Average interest rate spread             2.66%      2.70%       2.70%      2.73%
Net yield on average
  interest-earning assets                2.99%      3.02%       3.02%      3.05%
Other expenses to average assets         1.44%      1.38%       1.44%      2.54%
Other expenses to average assets without
  special assessment                     1.44%      1.38%       1.44%      1.46%
Taxes to pre-tax income                 36.99%     37.02%      36.96%     37.01%
Return on average assets                 1.08%      1.12%       1.08%      0.39%
Return on average assets without
  special assessment                     1.08%      1.12%       1.08%      1.07%
Return on average equity                14.56%     15.44%      14.68%      5.37%
Return on average equity without
  special assessment                    14.56%     15.44%      14.68%     14.65%
Average equity to average total assets   7.39%      7.23%       7.34%      7.28%

                                                           At December 31,
                                                          1997       1996
                                                         -------    ------
One year gap to total assets                             -1.27%      2.25%
Intangibles to total equity                               0.56%      0.92%
Capital to assets ratio                                   7.91%      7.52%
Ratio of nonperforming assets to total assets             0.36%      0.30%
Number of full-service offices                              29         29

(1) The applicable income and expense figures have been annualized in calculating the percentages.

Results of Operations-Comparison of Three Months Ended December 31, 1997 and
1996

For the three months ended December 31, 1997, Parkvale reported net income of $2.7 million or $0.52 per diluted share up 5.1% from net income of $2.6 million or $0.50 per diluted share for the comparable period in 1996. The $133,000 increase in net income for the December 1997 quarter primarily reflects increased net interest income of $542,000 and increased operating expenses of $434,000. Net interest income for the quarter ended December 31, 1997 increased to $7.4 million from $6.9 million for the quarter ended December 31, 1996. Deposit insurance expense for the quarter ended December 31, 1997 was $139,000 versus zero in the December 1996 quarter.

Interest Income:
----------------
Parkvale had interest income of $18.4 million for the three months ended December 31, 1997 versus $16.7 million during the comparable period in 1996. This increase of $1.6 million is the result of an $81.8 million or 9.0% increase in the average balance of interest-earning assets, coupled with a 5 basis point increase in the average yield from 7.37% in 1996 to 7.42% in 1997. Interest income from loans increased $2.1 million or 16.6% resulting from an increase in the average outstanding loan balances of $115.2 million or 18.6%, offset by a 13 basis point decrease in the average yield from 8.04% in 1996 to 7.91% in 1997. Interest income on mortgage-backed securities decreased $462,000 from the 1996 quarter due to a decrease of $29.7 million or 34.2% in the average balance. Investment securities interest income increased by $46,000 from the 1996 quarter due to a slight increase of $2.1 million or 2.31% in the average balance, along with a 7 basis point increase in the average yield from 5.91% in 1996 to 5.98% in 1997. Interest income earned on federal funds sold decreased $22,000 from the 1996 quarter due to a decrease in the average balance of $5.8 million or 5%, offset by a 20 basis point increase in the average yield from 5.44% in 1996 to 5.64% in 1997. At December 31, 1997, the weighted average yield on all interest earning assets was 7.51% compared to 7.38% at December 31, 1996.

Interest Expense:
-----------------
Interest expense increased by $1.1 million or 11% from the 1996 to the 1997 quarter. The increase was due to an 8 basis point increase in the average rate paid on deposits and borrowings from 4.68% in 1996 to 4.76% in 1997, along with an increase in the average deposits and borrowings of $76.5 million. At December 31, 1997, the average rate payable on liabilities was 4.79% for deposits, 5.13% for borrowings and 4.79% for combined deposits and borrowings.

Provision for Loan Losses:
--------------------------
Parkvale's provision for loan losses decreased by $50,000 or 43.9% from the 1996 to the 1997 quarter. Total reserves were 1.86% and 1.95% of gross loans at December 31, 1997 and June 30, 1997, respectively.

Nonperforming loans and real estate owned were $3.6 million, $2.7 million and $2.9 million at December 31, 1997, June 30, 1997 and December 31, 1996, representing 0.36%, 0.27% and 0.30% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 1997 were $14.4 million.

Other Income:
-------------
Total other income increased slightly by $51,000 in 1997 primarily from a $53,000 increase in miscellaneous fees and service charges including mortgage servicing, MAC and mutual fund fees.

Other Expense:
--------------
Total other expenses increased by $434,000 or 13.5% from December 1996 to December 1997. This increase is due in part to change in the rate schedule of deposit premiums for the December 1996 quarter from the recapitalization of SAIF as provided for under the Deposit Insurance Funds Act of 1996. Because Parkvale is considered to be a Sasser bank, sharing in the FICO obligation did not begin until January 1, 1997. Thus, the FDIC refunded the deposit premium for the December 1996 quarter. FDIC insurance was $139,000 for the December 1997 quarter as compared to zero for the December 1996 quarter. Additionally, legal expenses increased $129,000 from December 1996 to December 1997 primarily as a result of defending the lawsuit described in Item 1. Legal Proceedings.

Results of Operations-Comparison of Six Months Ended December 31, 1997 and 1996

For the six months ended December 31, 1997, Parkvale had net income of $5.4 million or $1.03 per diluted share versus $1.8 million or $0.35 per diluted share for the comparable period in 1996. The $3.6 million increase in net income is directly attributable to the one-time assessment of $5.0 million ($3.2 million, net of tax) and increased net interest income of $989,000. Without such special assessment, net income for the six months ended December 31, 1996 would have been $4.9 million or $0.95 per diluted share.

Interest Income:
----------------
Parkvale had interest income of $36.6 million during the six months ended December 31, 1997 versus $33.4 million during the comparable period in 1996. This increase of $3.2 million is attributable to an increase in the average interest-earning asset portfolio of $75.8 million, coupled with an 8 basis point increase in the average yield from 7.39% in 1996 to 7.47% in 1997. Interest income from loans increased $3.8 million or 15.0% due to an increase in the average loan balance of $102.2 million or 16.5%, offset by a 10 basis point decrease in the average yield from 8.04% in 1996 to 7.94% in 1997. Interest income on mortgage-backed securities declined by $951,000 or 31.7% from the first six months of the previous fiscal year. This was due to a decrease in the average portfolio of $30.6 million or 33.9%, offset by a 23 basis point increase in the average yield from 6.66% to 6.89%. Income from investments decreased by $36,000 or 1.31% from 1996 due to a decrease in the average investment balance of $6.5 million or 7%, offset somewhat by a 36 basis point increase in the average yield from 5.92% in 1996 to 6.28% in 1997. Interest income earned on federal funds sold increased $408,000 or 14.8% from the prior six months ended December 1996. This was due to a 21 basis point increase in the average yield from 5.41% in 1996 to 5.62% in 1997 and a $10.7 million increase in the average balance.

Interest Expense:
-----------------
Interest expense increased by $2.2 million or 11.1% from the 1996 six month period to the 1997 six month period. The increase was due to a 10 basis point increase in the average rate paid on deposits and borrowings from 4.67% in 1996 to 4.77% in 1997, along with an increase in the average deposits and borrowings of $73.1 million.

Provision for Loan Losses:
--------------------------
Parkvale's provision for loan losses decreased by $92,000 or 37.0% from the 1997 to the 1996 quarter. Loan loss reserves were 1.41%, 1.44% and 1.50% of total assets at December 31, 1997, June 30, 1997 and December 31, 1996, respectively.

Other Income:
-------------
Other income increased by $113,000 or 10.26% in 1997 primarily from a $99,000 increase in fees on deposit accounts.

Other Expense:
--------------
Other expenses decreased by $4.5 million as a direct result of the one-time assessment of $5.0 million expensed in the September 1996 quarter. Without this one-time assessment, other expenses would have increased by $493,000 for the six month period ended December 31, 1997 as the increases in compensation and legal expenses were offset only slightly by the decrease realized in FDIC insurance for the six month period ended December 31, 1997.

Liquidity and Capital Resources:
--------------------------------
Federal funds sold decreased $22.6 million or 21% from June 30, 1997 to December 31, 1997 as a result of increased loan balances of $40.8 million mitigated somewhat by increased deposit balances of $24.1 million. Investment securities held to maturity increased $11.8 million from June 30, 1997 to December 31, 1997. Escrow for taxes and insurance decreased by $1.8 million or 17.9% as a result of the remittance of property taxes to the various taxing districts during the first quarter.

Shareholders' equity was $80.7 million or 7.9% of total assets at December 31, 1997. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 1997, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.27% and 14.28%, respectively.

                                               Tier I     Tier I      Tier II
                                                Core    Risk-Based  Risk-Based
                                               Capital    Capital     Capital
                                               -------    --------    --------
Equity Capital (1)                             $79,615     $79,615     $79,615
Less non-allowable intangible assets             (451)       (451)       (451)
Less unrealized securities gains               (4,522)     (4,522)     (4,522)
Plus general valuation allowances (2)              --          --        7,250
   Total regulatory capital                     74,642      74,642      81,892
Minimum required capital                        41,073      23,202      45,872
                                               -------     -------     -------
   Excess regulatory capital                   $33,569     $51,440     $36,020
Adjusted total assets                       $1,026,811    $580,034    $573,401

Regulatory capital as a percentage               7.27%      12.87%      14.28%
Minimum capital required as a percentage         4.00%       4.00%       8.00%
                                                 ------      ------     ------
Excess regulatory capital as a percentage         3.27%       8.87%      6.28%
                                                 ======      ======     ======
Well capitalized requirement                      5.00%       6.00%     10.00%
                                                 ======      ======     ======

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended December 31, 1997.
(2)  Limited to 1.25% of risk adjusted total assets.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

Impact of Year 2000:
--------------------
An ongoing assessment of business risk includes an assessment of third party vendors' readiness for processing in the year 2000. Management has identified all third party vendors and has requested certification as to their compliance with processing in the year 2000.

Management is coordinating with the Bank's primary data processing provider, as well as third party vendors, to perform testing of all significant applications. The primary service provider has represented to Parkvale that all appropriate programming changes will be completed, and testing will be performed and certified, before the end of 1998. The costs associated with these upgrades will be absorbed completely by the service provider. Management has developed a contingency plan which will be implemented should its primary third party vendors fail to be Year 2000 compliant. However, based on representations from third party vendors, management believes those vendors will be compliant by the end of 1998. Management has also reviewed all existing hardware and software that is maintained by Parkvale. Hardware and software that is not Year 2000 compliant will be replaced or upgraded during 1998. Because all major data processing is outsourced, management believes the cost of becoming Year 2000 compliant will not be material to financial condition or the results of operations.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Neither PFC nor any of its subsidiaries is involved in any pending legal proceedings other than routine insignificant litigation occurring in the ordinary course of business, except as follows. In June 1993, lawsuits were instituted in the Court of Common Pleas of Allegheny County, Pennsylvania, against Parkvale Savings Association, by the current owners of the former Parkvale headquarters building which was sold in 1984. The plaintiffs are a limited partnership, known as 200 Meyran Associates, and the two general partners thereof, who allege that Parkvale misrepresented the environmental condition of the building at the time of sale, which conduct, they contend, also constituted a breach of the Agreement of Sale. Plaintiffs paid $6 million for this building and are seeking either rescission of the Agreement of Sale or alternatively, specific performance thereof and compensatory and punitive damages. During discovery, which is now closed, the plaintiffs claimed remedial damages in the area of $2 million. This suit is pending a trial date. Parkvale has filed for summary judgment on the basis that it has a defense to the plaintiffs' claims and intends to vigorously pursue its defense. Management believes the end result of this lawsuit would not be material to shareholders' equity, financial position or liquidity but may have an adverse effect on operating results.

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

                                               Parkvale Financial Corporation

DATE: February 12, 1998                        By: /s/ Robert J. McCarthy, Jr.
      ----------------                         --------------------------
                                               Robert J. McCarthy, Jr.
                                               President and
                                               Chief Executive Officer

DATE: February 12, 1998                        By: /s/ Timothy G. Rubritz
      -----------------                        ---------------------------
                                               Timothy G. Rubritz
                                               Vice President, Treasurer and
                                               Chief Financial Officer