Form 10-Q
period 1998-03-31
PARKVALE FINANCIAL CORP
filed 1998-05-12
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    FORM 10-Q

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                           COMMISSION FILE NO: 0-17411

                          PARKVALE FINANCIAL CORPORATION
                          ------------------------------
              (Exact name of registrant as specified in its charter)


       PENNSYLVANIA                                  25-1556590
   --------------------                         -------------------
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

                          Common Stock ($1.00 par value)
                          ------------------------------
                                  Title of Class

   Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                           ---   ---
   The closing sales price of the Registrant's Common Stock on May 7, 1998 was $32.00 per share.

   Number of shares of Common Stock outstanding as of May 7, 1998 was 5,150,180.







   PARKVALE FINANCIAL CORPORATION

   INDEX

   Part I.     Financial Information                          Page
   ---------------------------------                         -----
   Consolidated Statements of Financial Condition as
   of March 31, 1998 and June 30, 1997                           3

   Consolidated Statements of Operations for the
   Three and Nine Months ended March 31, 1998 and 1997           4

   Consolidated Statements of Cash Flows for the
   Nine Months ended March 31, 1998 and 1997                   5-6

   Consolidated Statements of Shareholders' Equity
   as of March 31, 1998                                          6

   Notes to Unaudited Interim Consolidated Financial
   Statements                                                  7-8

   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                        9-14

   Part II - Other Information                                  15

   Signatures                                                   15

                          PARKVALE FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollar amounts in thousands, except share data)

                                                   March 31,    June 30,
                                      ASSETS          1998         1997
                                                    ---------    --------
                                                        (Unaudited)
   Cash and noninterest-earning deposits            $11,372    $  12,104
   Federal funds sold                               135,613      107,832
   Interest-earning deposits in other banks             340          219
   Investment securities available for sale
     (cost of $7,181 at March 31 and $7,223 at
     June 30)                                        14,299       13,546
   Investment securities held to maturity (fair value
     of $94,381 at March 31 and $136,834 at June 30) 93,522      136,034
   Loans, net of allowance of $14,325 at March 31
     and $14,266 at June 30                         787,606      710,868
   Foreclosed real estate, net of allowance
     of $15 at March 31 and $0 at June 30               504          165
   Office properties and equipment, net               2,359        2,125
   Intangible assets and deferred charges               400          553
   Prepaid expenses and other assets                  9,493        7,793
                                                 ----------     --------
                                    Total assets $1,055,508     $991,239
                                                 ==========     ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES
   Savings deposits                                $921,328     $881,244
   Advances from Federal Home Loan Bank              30,674       15,682
   Escrow for taxes and insurance                     8,163       10,104
   Other liabilities                                  8,380        4,512
   Other debt                                         4,461        4,514
                                                   --------     --------
                               Total liabilities    973,006      916,056
                                                   --------     --------
   SHAREHOLDERS' EQUITY
   Preferred stock ($1.00 par value; 5,000,000
     shares authorized; 0 shares issued)                -            -
   Common stock ($1.00 par value; 10,000,000
     shares authorized; March - 5,388,084* shares
     issued, June - 4,310,679 shares issued)          5,388        4,311
   Additional paid-in capital                         6,727        8,034
   Treasury stock at cost (238,304* shares in March
      and 319,421* shares in June)                  (2,857)      (3,676)
   Employee stock ownership plan debt                 (244)        (330)
   Unrealized gains on securities available for sale  4,520        4,015
   Retained earnings                                 68,968       62,829
                                                    -------      -------
                      Total shareholders' equity     82,502       75,183
                                                    -------      -------
      Total liabilities and shareholders' equity $1,055,508     $991,239
                                                 ==========     ========
    * Reflect the effect of the 5-for-4 stock split on October 14, 1997.

                          PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollar amounts in thousands, except share data)
                                  Three months ended  Nine months ended
                                       March 31,          March 31,
                                    1998      1997       1998    1997
                                    -----    -----      -----    -----
   Interest Income:                  (Unaudited)         (Unaudited)
     Loans                       $14,734  $12,819    $43,445  $37,776
     Mortgage-backed securities      923    1,348      2,976    4,352
     Investments                   1,073    1,253      3,769    3,985
     Federal funds sold            1,809    1,837      4,968    4,588
                                 -------  -------    -------  -------
          Total interest income   18,539   17,257     55,158   50,701
                                 -------  -------    -------  -------
   Interest Expense:
     Savings deposits             10,685    9,950     31,950   28,966
     Borrowings                      394      292        958      919
                                 -------  -------    -------  -------
          Total interest expense  11,079   10,242     32,908   29,885
                                 -------  -------    -------  -------
   Net interest income             7,460    7,015     22,250   20,816
   Provision for loan losses          51       71        208      320
      Net interest income after   -------  -------     ------  -------
     provision for losses          7,409     6,944     22,042   20,496
   Noninterest Income:            -------  -------     ------   ------
     Service charges on deposit
       accounts                      339      311      1,049      922
     Other fees and service charges  198      149        513      485
     Gain on sale of assets        2,001       --      2,001       --
     Miscellaneous                   109       54        299      209
                                   -----     ----      -----    -----
          Total other income       2,647      514      3,862    1,616
                                   -----     ----      -----    -----
   Noninterest Expenses:
     Compensation and benefits     1,969    1,853      5,746    5,384
     Office occupancy                538      531      1,633    1,601
     Marketing                        75       68        314      223
     FDIC insurance                  140      133        415      595
     FDIC special assessment          --       --         --    5,035
     Office supplies, telephone
       and postage                   249      249        701      669
     Miscellaneous                 2,692      603      4,091    1,709
                                  ------   ------     ------   ------
          Total other expense      5,663    3,437     12,900   15,216
                                  ------   ------    -------   ------
   Income before income taxes      4,393    4,021     13,004    6,896
   Income tax expense              1,582    1,467      4,765    2,531
                                  ------   ------    -------   ------
   Net income                     $2,811   $2,554     $8,239   $4,365
                                  ======   ======    =======   ======
   Basic earnings per share        $0.55    $0.51      $1.61    $0.86
   Diluted earnings per share      $0.53    $0.48      $1.56    $0.83
   Dividends per share             $0.15   $0.104      $0.41   $0.312

   All share amounts reflect the effect of a 5-for-4 stock split on Oct. 14, 1997.

   PARKVALE FINANCIAL CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   For Nine Months Ended March 31, 1998 and 1997
   Increase (Decrease) in Cash and Cash Equivalents
   (Dollar amounts in thousands)
                                                      1998         1997
                                                     ------       ------
   Cash flows from operating activities:                (Unaudited)
     Interest received                              $55,431      $51,699
     Loan fees received                                 231          208
     Other fees and commissions received              1,698        1,495
     Interest paid                                 (32,877)     (29,957)
     Cash paid to suppliers and others             (12,675)     (14,867)
     Income taxes paid                              (3,480)      (1,832)
                                                   --------     --------
     Net cash provided by operating activities        8,328        6,746

   Cash flows from investing activities:
     Proceeds from sale of investments                2,043           --
     Proceeds from maturities of investments         87,595       52,723
     Purchase of investment securities available
       for sale                                          --        (419)
     Purchase of investment securities held to
       maturity                                    (41,804)      (9,956)
     Purchase of deposits in other banks              (120)        (155)
     Purchase of loans                            (118,646)     (62,297)
     Proceeds from sales of loans                     2,095        1,737
     Principal collected on loans                   166,753      100,983
     Loans made to customers, net of loans in
       process                                    (130,534)     (85,550)
     Proceeds received from acquisition                  --       11,084
     Other                                            (476)        (382)
                                                   --------      -------
       Net cash provided by (used in) investing
         activities                                (33,094)        7,768
   Cash flows from financing activities:
     Net increase in checking and savings accounts    9,386        2,511
     Net increase in certificates of deposit         30,698       46,171
     Proceeds from FHLB advances                     20,000           --
     Repayment of FHLB advances                     (5,009)      (5,008)
     Net (decrease) increase in other borrowings       (53)      (3,474)
     Decrease in borrowers' advances for tax &
       insurance                                    (1,940)      (2,372)
     Cash dividends paid                            (1,855)      (1,480)
     Allocation of treasury stock to retirement plans   588          423
     Acquisition of treasury stock                       --      (1,047)
                                                    -------      -------
     Net cash provided by financing activities       51,815       35,724
                                                    -------      -------
   Net increase (decrease) in cash and cash
       equivalents                                   27,049       50,238
                                                    -------      -------
     Cash and equivalents at beginning of period    119,936       77,462
                                                    -------      -------
     Cash and equivalents at end of period         $146,985     $127,700
                                                   ========     ========

   Reconciliation of net income to net cash
     provided by operating activities:              1998         1997
                                                   ------       ------
   Net income                                      $8,239       $4,365
   Adjustments to reconcile net income to net
        cash provided by operating activities:
     Depreciation and amortization                    395          379
     Accretion and amortization of loan fees
        and discounts                               (462)         (49)
     Loan fees collected and deferred                 231          208
     Provision for loan losses                        207          320
     Gain on sale of assets                       (2,001)           --
     Decrease in accrued interest receivable          351          829
     Decrease (increase) in other assets          (2,068)          277
     Decrease in accrued interest payable              32         (72)
     Increase in other liabilities                  3,404          489
                                                  -------       ------
     Total adjustments                                 89        2,381
                                                  -------       ------
   Net cash provided by operating activities       $8,328       $6,746
                                                  =======       ======
   For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $519,000 and $138,000 in the nine months ended March 31, 1998 and 1997, respectively.

                                  PARKVALE FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (Dollar amounts in thousands, except share data)
                                              (Unaudited)
                                                                                   Employee
                                                                                    Stock    Unrealized                  Total
                                            Common       Paid-in     Treasury     Ownership    Security    Retained  Shareholders'
                                             Stock      Capital       Stock      Plan Debt     Gains       Earnings       Equity
                                            --------    --------     --------   -----------   ----------   --------- -------------
         Balance, June 30, 1997             $4,311       $8,034     ($3,676)        ($330)       $4,015     $62,829      $75,183

         Net income, nine months ended
           March 31, 1998                                                                                     8,239        8,239

         Dividends on common stock at
           $.41 per share                                                                                   (2,100)      (2,100)

         Principal payments on employee
           stock ownership plan debt                                                   241                                   241
         Additional ESOP borrowings                                                  (155)                                 (155)

         Transfer to reflect 5-for-4 split   1,077      (1,077)                                                                0
         Treasury stock contributed to benefit plans         37           27                                                  64
         Unrealized security gains                                                                  505                      505
         Exercise of stock options                        (267)          792                                                 525
                                              -------   ---------   ---------       ------       ------     -------      -------
         Balance, March 31, 1998              $5,388     $6,727     ($2,857)        ($244)       $4,520     $68,968      $82,502
                                              =======    ========    ========       =======      ======     ========     =======



   NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
   ------------------------------------------------------------
   1.  STATEMENTS OF OPERATIONS
   The statements of operations for the three and nine months ended March 31,
   1998 and 1997 are unaudited, but in the opinion of management reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for those periods.  The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results which may be expected for fiscal
   1998.  The Annual Report on Form 10-K for the year ended June 30, 1997 contains additional information and should be read in conjunction with this report.

   2.  STOCK SPLIT
   On September 16, 1997, the Board of Directors declared a 5-for-4 stock split of Parkvale's common stock. The additional shares were paid on October 14, 1997 to stockholders of record at the close of business on September 30, 1997. This increased the outstanding shares by 1,077,405. No fractional shares were issued. All share amounts in this report have been restated to reflect this stock split.

   3.  EARNINGS PER SHARE
   In 1997, the Financial Accounting Standards Board issued Statement of
   Financial Accounting Standards No. 128, Earnings per Share. Statement 128
   replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of employee stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:
                                   Three months ended  Nine months ended
                                       March 31,          March 31,
                                    1998      1997       1998     1997
                                    -----    -----      -----    -----
   Numerator for basic and diluted earnings per share:
     Net income (in 000's)        $2,811     $2,554     $8,239     $4,365
   Denominator:
     Denominator for basic earnings
       per share --weighted average
       shares                  5,129,761  5,065,368  5,110,172  5,057,776
     Effect of dilutive securities:
        Employee stock options   183,284    177,910    179,022    182,536
                                ---------  ---------   --------  ---------
      Denominator for dilutive earnings per share
       --adjusted weighted average
       shares and assumed
       stock option exercise   5,313,045  5,243,278  5,289,194  5,240,312
                               =========  =========  =========  =========
   Basic Earnings Per Share        $0.55      $0.51      $1.61      $0.86
                                   =====      =====      =====      =====
   Diluted Earnings Per Share      $0.53      $0.48      $1.56      $0.83
                                   =====      =====      =====      =====




   4.  Loans:
   (Dollar amounts in thousands)

   Loans are summarized as follows:                March 31,      June 30,
                                                     1998         1997
   First mortgage loans:                            ---------   ----------
      Residential:
      1-4 Family                                   $640,426     $586,735
      Multifamily                                    14,731       16,825
     Commercial                                      25,673       17,724
     Other                                           11,664        9,329
                                                   --------     --------
                                                    692,494      630,613
   Consumer loans                                   103,008       90,305
   Commercial business loans                         10,352        8,332
   Loans on savings accounts                          2,750        3,076
                                                   --------     --------
                                                    808,604      732,326
   Less: Loans in process                             6,414        6,393
      Allowance for loan losses                      14,325       14,266
      Unamortized discount and deferred loan fees       259          799
                                                   --------     --------
   Loans, net                                      $787,606     $710,868
                                                   ========     ========
   The following summary sets forth the activity in the allowance for loan
   losses for the nine months ended March 31:         1998         1997
                                                     -----        -----
   Beginning balance                                $14,266      $13,990
   Provision for losses - mortgage loans                 78           13
   Provision for losses - consumer loans                130          307
   Loans recovered                                       69          115
   Loans charged off                                  (218)        (162)
                                                    -------      -------
   Ending balance                                   $14,325      $14,263
                                                    =======      =======
   Nonaccrual loans                                  $4,963       $2,192
     as a percent of gross loans                      0.61%        0.32%

   Loans are placed on nonaccrual status when in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. Interest on nonaccrual loans not recognized in interest income was $309 for the nine months ended March 31, 1998 and $285 for the year ended June 30, 1997.

   Nonaccrual, substandard and doubtful commercial and other real estate loans are considered impaired. At March 31, 1998, the Bank had $3,411 of impaired loans and recorded $524 of reserves related to these loans.
   Additionally, the loans have been included in management's assessment of the adequacy of general valuation allowances. The average recorded investment in impaired loans during the March 1998 quarter was $1,934. The impaired loans at March 31, 1998 includes $2,200 for the first mortgage loan purchased during the quarter secured by an office building in Pittsburgh that was the former headquarters of Parkvale. See Part II -
   Item 1.  Legal Proceedings for additional information.




                          PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS
                 (Dollar amounts in thousands, except share data)

   Balance Sheet Data:                             March 31,
                                                 1998      1997
                                                ------    ------
   Total assets                             $1,055,508  $972,597
   Loans, net                                  787,606   670,247
   Interest-earning deposits and federal
     funds sold                                135,953   118,972
   Total investments                           107,821   163,715
   Savings deposits                            921,328   867,315
   FHLB Advances                                30,674    15,685
   Other borrowings                              4,461     2,744
   Shareholders' equity                         82,502    72,710
   Book value per share                         $16.02    $14.33

   Statistical Profile:               Three Months Ended  Nine Months Ended
                                        March 31,  (1)     March 31,  (1)
                                         1998     1997     1998     1997
                                         ----     ----     ----     ----
   Average yield earned on all
    interest-earning assets              7.28%    7.33%     7.40%    7.37%
   Average rate paid on all
    interest-bearing liabilities         4.68%    4.65%     4.74%    4.66%
   Average interest rate spread          2.60%    2.68%     2.66%    2.71%
   Net yield on average
    interest-earning assets              2.93%    2.98%     2.99%    3.03%
   Other expenses to average assets      2.17%    1.42%     1.69%    2.16%
   Other expenses to average assets without
    unusual items                        1.44%    1.42%     1.44%    1.44%
   Taxes to pre-tax income              36.01%   36.48%    36.64%   36.70%
   Return on average assets              1.08%    1.06%     1.08%    0.62%
   Return on average assets without
    special assessment                   1.08%    1.06%     1.08%    1.07%
   Return on average equity             14.54%   14.76%    14.63%    8.55%
   Return on average equity without
    special assessment                  14.54%   14.76%    14.63%   14.69%
   Average equity to average total
     assets                              7.42%    7.16%     7.36%    7.24%

                                                    At March 31,
                                                   1998      1997
                                                   -----    -----
   One year gap to total assets                   -0.98%    0.19%
   Intangibles to total equity                     0.48%    0.83%
   Capital to assets ratio                         7.82%    7.48%
   Ratio of nonperforming assets to total assets   0.52%    0.24%
   Number of full-service offices                    29       29


   (1) The applicable income and expense figures have been annualized in calculating the percentages.


   Results of Operations - Comparison of Three Months Ended March 31, 1998 and
   1997
   ---------------------------------------------------------------------------

   For the three months ended March 31, 1998, Parkvale reported net income of $2.8 million or $0.53 per diluted share up 10.1% from net income of $2.6 million or $0.48 per diluted share for the quarter ended March 31, 1997.
   The $257,000 increase in net income for the March 1998 quarter reflects an increase in net interest income of $445,000 less applicable income taxes.
   Net interest income for the quarter ended March 31, 1998 increased to $7.5 million from $7.0 million for the quarter ended March 31, 1997. The current quarterly results include a $2.0 million gain on sale of assets, offset by a $2.0 million charge to settle a contractual dispute from the 1984 sale of a former headquarters building. See Part II - Item 1. Legal
   Proceedings. The gain recognized on asset sales resulted from the sale of 43,000 shares of Freddie Mac common stock.

   INTEREST INCOME:
   ----------------
   Parkvale had interest income of $18.5 million during the three months ended
   March 31, 1998 versus $17.3 million during the comparable period in 1997.
   This increase of $445,000 is the result of a $76.4 million or 8.1% increase in the average balance of interest-earning assets, offset by a 5 basis point decrease in the average yield from 7.33% in 1997 to 7.28% in 1998.
   Interest income from loans increased $1.9 million or 14.9% resulting from an increase in the average outstanding loan balances of  $113.4 million or
   17.7%, offset by a 19 basis point decrease in the average yield from 8.02%
   in 1997 to 7.83% in 1998.  The average loan increase includes the purchase from other institutions of $47.5 million 3/1 ARM loans during the quarter.
   Interest income on mortgage-backed securities decreased $425,000 or 31.5%
   from the 1997 quarter due to a decrease of $25.6 million or 32.2% in the average balance, offset by a 7 basis point increase in the average yield from 6.78% in 1997 to 6.85% in 1998.  Investment securities interest income decreased by $180,000 or 14.4% from the 1997 quarter due to a decrease of
   $3.7 million or 4.4% in the average balance and a 63 basis point decrease in the average yield from 6.00% in 1997 to 5.37% in 1998.  Interest income earned on federal funds sold decreased $28,000 from the 1997 quarter due to a decrease in the average balance of $7.7 million or 5.5%, offset by a 22 basis point increase in the average yield from 5.27% in 1997 to 5.49% in
   1998.  At March 31, 1998, the weighted average yield on all interest earning assets was 7.43% compared to 7.46% at March 31, 1997.

   INTEREST EXPENSE:
   -----------------
   Interest expense increased by $837,000 or 8.2% from the 1997 to the 1998 quarter.  The increase was due to an increase in the average deposits and borrowings of $66.6 million or 7.6% and a 3 basis point increase in the average rate paid on deposits and borrowings from 4.65% in 1997 to 4.68% in
   1998.  At March 31, 1998, the average rate payable on liabilities was 4.67%
   for deposits, 5.62% for borrowings and 4.70% for combined deposits and borrowings.

   PROVISION FOR LOAN LOSSES:
   --------------------------
   Parkvale's provision for loan losses decreased by $20,000 or 28.2% from the
   1997 to the 1998 quarter.  Total reserves were 1.77% and 1.95% of gross loans at March 31, 1998 and June 30, 1997, respectively.
   Non-performing loans and foreclosed real estate were $5.5 million, $2.7 million and $2.4 million at March 31, 1998, June 30, 1997 and March 31,
   1997, representing 0.52%, 0.27% and 0.24% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 1998 were $14.3 million, which represents 1.77% of the gross loan portfolio. The increase of $2.8 million in non-performing assets from June 30, 1997 includes a $2.2 million commercial mortgage on Parkvale's former headquarters building.
   See Part II - Item 1. Legal Proceedings. Other increases in nonperforming assets include a $400,000 increase in non-accruing single-family dwellings and foreclosed real estate of $300,000, which consisted of single family homes.

   NONINTEREST INCOME:
   -------------------
   Total other income increased by $2.1 million in 1998 primarily due to a
   $2.0 million gain on sale of assets from the sale of 43,000 shares of
   Freddie Mac common stock from investment securities available for sale portfolio.  Freddie Mac common reached an all time high during the quarter.
   The Bank retains an additional 126,700 Freddie Mac shares in its portfolio at March 31, 1998.

   Additionally, miscellaneous income increased by $55,000 in 1998 due to a $55,000 increase in fee income from tax deferred annuity and mutual fund products. A $49,000 increase in other fees and service charges in fiscal
   1998 was primarily related to ATM surcharges of $33,000.

   NONINTEREST EXPENSE:
   --------------------
   Total other expenses increased by $2.2 million from 1997 due to a $2.0 million charge to settle a contractual dispute as discussed in Part II,
   Item 1.  Excluding the unusual charge, other expenses increased $226,000 or
   6.6% due to compensation and miscellaneous expenses.

   Compensation and employee benefit expenses increased $116,000 or 6.3% from 1997 due to normal merit increases and increased staffing levels to handle additional volume due to growth. Miscellaneous expenses increased $89,000 or 14.8% from 1997 primarily due to higher consumer loan processing fees aggregating $45,000 and higher legal fees.

   Results of Operation - Comparison of Nine Months Ended March 31, 1998 and
   1997
   --------------------------------------------------------------------------
   Net income for the nine months ended March 31, 1998 was $8.2 million or
   $1.56 per diluted share compared to $4.4 million or $0.83 per diluted share for the nine months ended March 31, 1997.  The lower 1997 earnings include the one-time Savings Association Insurance Fund (SAIF) assessment of $5.0 million ($3.2 million net of tax) enacted on September 30, 1996.  Absent this one-time special assessment, net income from normal operations would have been $7.5 million or $1.44 per diluted share for the nine months ended
   March 31, 1997.  The $705,000 (or 9.4%) increase in net income from normal operations reflects an increase of $1.4 million in net interest income and lower provisions for credit losses.  Net interest income for the nine months ended March 31, 1998 increased to $22.2 million from $20.8 million for the nine months ended March 31, 1997.

   INTEREST INCOME:
   ----------------
   Parkvale had interest income of $55.2 million during the nine months ended
   March 31, 1998 and $50.7 million during the comparable period in 1997.
   This $4.5 million or 8.8% increase is attributable to an increase in the average interest-earning asset portfolio of $76.0 million or 8.3% and a 3 basis point increase in the average yield from 7.37% in 1997 to 7.40% in 1998. Interest income from loans increased $5.7 million or 15.0% due to an increase in the average loan balance of $105.9 million or 16.9%, offset by a 13 basis point decrease in the average yield from 8.03% in 1997 to 7.90%
   in 1998. Interest income on mortgage-backed securities declined by $1.4 million or 31.6% from the comparable nine months of the previous fiscal year. This was due to a decrease in the average portfolio of $29.0 million or 33.4%. Income from investments decreased by $216,000 or 5.4% from 1997 due to a $5.5 million or 6.2% decrease in the average balance, offset by a 4 basis point increase in the average yield from 5.95% in 1997 to 5.99% in 1998. Federal funds sold income increased by $380,000 or 8.3% from the prior nine months ended March 1997. The average federal funds sold balance increased by $4.6 million or 4.0% along with a 22 basis point increase in the average yield from 5.35% in 1997 to 5.57% in 1998.

   INTEREST EXPENSE:
   -----------------
   Interest expense increased by $3.0 million from the 1997 nine month period to the 1998 nine month period.  The increase was due to an 8 basis point increase in the average rate paid on deposits and borrowings from 4.66% in
   1997 to 4.74% in 1998 along with a $70.9 million or 8.3% increase in the average deposits and borrowings.

   PROVISION FOR LOAN LOSSES:
   --------------------------
   Parkvale's provision for loan losses decreased by $112,000 or 35.0% from the 1997 to the 1998 period.  Loan loss reserves were 1.36%, 1.44% and
   1.47% of total assets at March 31, 1998, June 30, 1997 and March 31, 1997, respectively.

   NONINTEREST INCOME:
   -------------------
   Other income increased $2.2 million primarily due the gain on sale of assets of $2.0 million in March 1998.

   Service charges on deposit accounts increased $127,000 or 13.8% from 1997 due to increased checking deposit balances in 1998, which generated higher fee income from NSF charges. Miscellaneous income increased by $90,000 or 43.1% due to a $87,000 increase in fee income from tax deferred annuity and mutual fund products.

   NONINTEREST EXPENSE:
   --------------------
   Other expenses decreased by $2.3 million for the nine month period ending
   March 31, 1998 compared to the same period in 1997.  Such results included the unusual items of the one-time FDIC special assessment of $5.0 million expensed in the September 1996 quarter and a $2.0 million charge recorded in March 1998 to settle a contract dispute.  Without the unusual items, other expenses would have increased by $719,000 or 7.1% for the nine month period ended March 31, 1998.  This increase is due to increased compensation and miscellaneous expenses.

   Compensation and employee benefit expenses increased by $362,000 or 6.7% for the nine months ended March 31, 1998. This is due to normal merit increases and increased staffing levels to support volume increases.
   Miscellaneous expenses increased $382,000 or 22.3% which included increased legal expense of $155,000 and data processing related increases of $146,000. The data processing increases reflect the higher costs associated with service bureau, ATM and loan servicing expenses.

   INCOME TAXES:
   -------------
   The provision for income taxes consists of the following for the nine months ended March 31, 1998:  Current provision - Federal $3,947,000; State
   $792,000 and Deferred Federal $26,000 with the total aggregating
   $4,765,000.  The effective tax rate for the nine months ended March 31,
   1998 was 36.6%.

   LIQUIDITY AND CAPITAL RESOURCES:
   ---------------------------------
   The loan portfolio increased $76.7 million and federal funds sold increased
   $27.8 million from June 30, 1997 to March 31, 1998 resulting from the combination of funds available from $42.5 million investment securities maturing and an increase in deposit balances of $40.1 million.

   The loan portfolio increased $44.8 million and federal funds sold increased
   $52.1 million from June 30, 1996 to March 31, 1997 resulting from the combination of funds available from $42.8 million investment securities maturing and an increase in deposit balances of $60.2 million.

   Stockholders' equity was $82.5 million or 7.82% of total assets at March
   31, 1998. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II
   (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 1998, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.19% and 14.43%, respectively.

   The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 1998.
                                           Tier I    Tier I     Tier II
                                            Core   Risk-Based  Risk-Based
                                          Capital   Capital    Capital
                                          -------   -------    -------
   Equity Capital (1)                     $80,762   $80,762    $80,762
   Less non-allowable intangible assets     (400)     (400)      (400)
   Less unrealized securities gains       (3,858)   (3,858)    (3,858)
   Plus general valuation allowances (2)       --       --       7,343
                                          -------   -------    -------
      Total regulatory capital             76,504    76,504     83,847
   Minimum required capital                42,549    23,499     46,479
                                          -------   -------    -------
      Excess regulatory capital           $33,955   $53,005    $37,368
      Adjusted total assets            $1,063,723  $587,466   $580,983

   Regulatory capital as a percentage       7.19%    13.02%    14.43%
   Minimum capital required as a %          4.00%     4.00%     8.00%
                                           ------    ------    ------
   Excess regulatory capital as a %         3.19%     9.02%     6.43%
                                           ======    ======    ======
   Well capitalized requirement             5.00%     6.00%    10.00%



   (1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended March 31, 1998.

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

   Management is coordinating with the Bank's primary data processing provider, as well as third party vendors, to perform testing of all significant applications. The primary service provider has represented to Parkvale that all appropriate programming changes will be completed, and testing will be performed and certified, before the end of 1998. The costs associated with these upgrades will be absorbed completely by the service provider. Management has developed a contingency plan which will be implemented should its primary third party vendors fail to be Year 2000 compliant in a timely manner. However, based on representations from third party vendors, management believes those vendors will be compliant by the end of 1998. Management has also reviewed all existing hardware and software that is maintained by Parkvale. Hardware and software that is not Year 2000 compliant will be replaced or upgraded during 1998 with costs not expected to exceed $100,000. Because all major data processing is outsourced, management believes the cost of becoming Year 2000 compliant will not be material to financial condition or the results of operations.

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

















   PART II - OTHER INFORMATION
   ----------------------------
   Item 1.  Legal Proceedings

   Neither PFC nor any of its subsidiaries is involved in any pending legal proceedings other than routine insignificant litigation occurring in the ordinary course of business, except as follows: In June 1993, lawsuits were instituted in the Court of Common Pleas of Allegheny County, Pennsylvania, against Parkvale, by the current owners of the former Parkvale headquarters building which was sold in 1984. On March 26, 1998, Parkvale agreed in principle to settle the contractual dispute and end the litigation with the limited partnership, 200 Meyran Associates, and the general and limited partners thereof. The settlement involves $1.9 million in cash payments, which has been reflected as a charge in the March 1998 quarterly results of operations. The settlement and release agreements are in the drafting stage with final settlement of all matters expected before the end of June
   1998. In addition, as part of the settlement process, Parkvale paid $2.2 million to purchase the first mortgage loan on this building from another financial institution during the March 1998 quarter and expects to take possession of the property and dispose of the asset in due course. At
   March 31, 1998, the loan is treated as a non-accrual loan and classified as a sub-standard asset.

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

                                        Parkvale Financial Corporation
   DATE: May 12, 1998                   By:  Robert J. McCarthy, Jr.
                                             -----------------------
                                        Robert J. McCarthy, Jr.
                                        President and
                                        Chief Executive Officer

   DATE: May 12, 1998                   By:  Timothy G. Rubritz
                                             ------------------
                                        Timothy G. Rubritz
                                        Vice President, Treasurer and
                                        Chief Financial Officer








