Form 10-K405
period 1998-06-30
PARKVALE FINANCIAL CORP
filed 1998-09-24
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1998
                           Commission file no 0-17411
                                              --------

                         PARKVALE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                            25-1556590
-----------------------                                  ---------------------
(State of incorporation)                                    (I.R.S. Employer
                                                         Identification Number)
      4220 William Penn Highway
          Monroeville, PA                                         15146
--------------------------------------                          ---------
(Address of principal executive office)                         (Zip code)

                  Registrant's telephone number, including area
              code:(412)373-7200 Securities registered pursuant to
                         Section 12(b) of the Act - None
                 Securities registered pursuant to Section 12(g)
                                  of the Act:

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

As of September 18, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $29.75 per share on such date was $122,061,596. Excluded from this computation are 726,438 shares held by all directors and executive officers as a group and 427,584 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 18, 1998:
5,106,937.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Annual Report to Shareholders for Fiscal Year ended June 30, 1998. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 1998 Annual Report to Shareholders is not deemed to be
filed as part of this report.                                          Part II

Proxy Statement for Annual Meeting of Shareholders dated September 14, 1998. The definitive proxy statement was filed with the Commission on September 14, 1998.

                                                                       Part III

PART I.

ITEM 1.  BUSINESS

                                  INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its subsidiary, Parkvale Savings Bank ("Parkvale" or "the Bank"), is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. Parkvale is also involved in lending in the greater Washington, D.C.; Columbus, Ohio and Raleigh, North Carolina areas through its wholly-owned subsidiary, Parkvale Mortgage Corporation ("PMC"). The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note N of Notes to the Consolidated Financial Statements in the 1998 Annual Report to Shareholders filed as Exhibit 13 hereto ("1998 Annual Report") for additional details regarding PFC. In July 1998, the Bank adopted the use of name Parkvale Bank for advertising and signage purposes.

                                    THE BANK

GENERAL

The Bank conducts business in the greater Pittsburgh metropolitan area through 29 full-service offices in Allegheny, Beaver, Butler and Westmoreland Counties. With total assets of $1.1 billion at June 30, 1998, Parkvale was the fifth largest financial institution headquartered in the Pittsburgh metropolitan area and twelveth largest financial institution with a significant presence in Western Pennsylvania. Parkvale was originally chartered in 1943 as Park Savings and Loan Association and was renamed as a result of its merger with Millvale Savings and Loan Association in 1968.

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

Lower housing demand in Parkvale's primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $183.0 million and $104.4 million in fiscal 1998 and 1997, respectively. These represent 65.4% and 63.5% of total mortgage loan originations and purchases for the fiscal year 1998 and 1997, respectively. In addition, Parkvale operates loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia; Columbus, Ohio and Raleigh, North Carolina. During fiscal 1998, PMC originated a total of $54.9 million or 19.6% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, increased from $2.7 million at June 30, 1997 to $4.7 million at June 30, 1998. The $2.0 million increase in fiscal 1998 related primarily to foreclosed real estate activity. See "Lending Activities- Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk ("IRR") is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historically liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) deployed excess liquidity, (4) emphasized the origination of short-term and/or variable rate consumer loans and (5) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. More recently from a gap perspective, the excess of interest-bearing assets over interest-earning liabilities which reprice or mature in one year or less was 0.07% of total assets at June 30, 1998 compared to -4.44% of total assets at June 30, 1997. Similarly, the cumulative five year gap ratio has been reduced from -0.43% at June 30, 1997 to 0.86% at June 30, 1998. Key components of the asset and liability management program are as follows: ARM loans represented approximately 66.5% of the Bank's real estate loan portfolio at June 30, 1998 compared to 63.8% and 56.9% at June 30, 1997 and 1996, respectively. Deposits with terms in excess of one year or more increased $92 million from $477.7 million at June 30, 1997 to $569.9 million at June 30, 1998.

Parkvale's main office is located at 4220 William Penn Highway, Monroeville, PA 15146, and its telephone number is (412) 373-7200.

THE SAVINGS INDUSTRY

The earnings of Parkvale are affected by the competitive, economic and regulatory environment in which the savings industry operates. Consolidation, a fundamental trend in the financial services industry, confronts the banking industry with the challenge to survive and prosper in a dynamic market. Strong alliances are likely as banks move to trim costs, expand geographically and consolidate market strengths by diversifying the financial products offered.

The industry continues its consolidation efforts with an operating focus on improving profitability, reallocation of capital and expense management. The traditional banks' share of the overall loan market has been reduced significantly. Corporate lending has abated since public companies found raising funds on Wall Street is faster and cheaper via commercial paper and medium term notes. At the same time, retail customers are increasingly abandoning traditional commercial and local banks in favor of nonbank financial institutions. Instead of buying a CD or opening a passbook savings account, consumers increasingly place their savings and retirement funds with investment management firms. Mutual fund total assets have increased substantially throughout the 1990's to exceed total FDIC insured deposits. Banks in today's market are faced with substantial competition from an array of outside financial service providers, including brokerage firms, insurance companies and mutual fund companies. These nonbanking entities continue to take lending and deposit market share away from the banking industry without the regulatory burdens, FDIC insurance premiums, assessments and other associated costs imposed upon banks and savings institutions.

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

The economic outlook will be characterized by continuing moderate economic growth and low inflation. The Federal Reserve has not moved the federal funds target rate since the third quarter of fiscal 1997. This generally resulted in only slight fluctuations in consumer and commercial loan interest rates throughout most of fiscal 1998. Deposit interest rates were also relatively stable throughout the year.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial market. For additional discussion of asset/liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report.

                                    BUSINESS

LENDING ACTIVITIES

         LOAN ACTIVITY AND PORTFOLIO COMPOSITION

The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

                                                                  1998         1997         1996
                                                                          (In Thousands)

TOTAL LOANS RECEIVABLE AT BEGINNING OF YEAR.....................$732,326     $644,794     $544,956
                                                                --------     --------     --------
Real estate loan originations:
  Residential:
    Single family (1)...........................................  76,719       41,692       72,349
    Multifamily                                                    1,530        2,487        1,560
  Construction -Single family...................................   6,325        7,584        4,411
  Commercial                                                      12,076        8,259        6,019
                                                                --------     --------     --------
TOTAL REAL ESTATE LOAN ORIGINATIONS.............................  96,650       60,022       84,339
Consumer loan originations......................................  84,660       61,541       53,061
Commercial loan originations                                      11,904        7,846       10,227
                                                                --------     --------     --------
TOTAL LOAN ORIGINATIONS......................................... 193,214      129,409      147,627
Purchase of loans                                                182,974      104,428      104,940
                                                                --------     --------     --------
TOTAL LOAN ORIGINATIONS AND PURCHASES                            376,188      233,837      252,567
                                                                --------     --------     --------
Principal loan repayments....................................... 101,850       77,650       69,511
Mortgage loan payoffs........................................... 150,004       66,897       80,739
Sales of whole loans                                               2,653        1,758        2,479
                                                                --------     --------     --------
   Net increase in loans                                         121,681       87,532       99,838
                                                                --------     --------     --------
TOTAL LOANS RECEIVABLE- END OF YEAR............................. 854,005      732,326      644,794
Less:
  Loans in process..............................................   7,652        6,393        4,386
  Allowance for loan losses.....................................  13,223       14,266       13,990
  Unamortized discounts & loan fees                                  372          799          966
                                                                --------     --------     --------
NET LOANS RECEIVABLE AT END OF YEAR.............................$832,758     $710,868     $625,452
                                                                ========     ========     ========

--------------------------------------
 (1) Includes $54.9 million, $23.7 million and $39.7 million of loans originated by PMC during fiscal 1998, 1997 and 1996, respectively.

At June 30, 1998, Parkvale's net loan portfolio amounted to $832.8 million, representing 76.1% of Parkvale's total assets at that date. Parkvale, like most other savings institutions, has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA"). Conventional loans secured by single family and multifamily residential properties amounted to $690.2 million or 82.9% of the net loan portfolio at June 30, 1998, and loans secured by commercial properties represented $24.9 million or 2.9% of the net loan portfolio. FHA/VA loans accounted for an additional $6.3 million or 0.8% of the net loan portfolio at June 30, 1998.

The Bank is a traditional mortgage lender and if it were subject to the "Qualified Thrift Lender" ("QTL") requirements, 93.9% of its assets are considered to be "qualifying" at June 30, 1998.

Total consumer loans were $108.9 million or 13.1% of the net loan portfolio at June 30, 1998. Commercial loans represented 1.4% of the net loan portfolio at that date.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at June 30.

                                                 1998                      1997                       1996
                                         Amount          %          Amount        %           Amount         %
                                         ------       ------        ------      ------        ------      ------
                                                                  (Dollars in Thousands)
Real estate loans:
     Residential:
         Single family (1)               $677,175       81.3       $578,906       81.4       $507,566       81.2
         Multi-family (2)                  13,024        1.6         16,825        2.4         17,375        2.8
         FHA/VA                             6,329        0.8          7,829        1.1          9,516        1.5
     Commercial                            24,869        2.9         17,724        2.5         19,516        3.1
     Other (3)                             12,085        1.5          9,329        1.3          2,387        0.4
                                      -----------     ------     ----------     ------     ----------     ------
Total real estate loans                   733,482       88.1        630,613       88.7        556,360       89.0
Consumer loans (4)                        106,266       12.8         90,305       12.7         76,224       12.2
Deposit loans                               2,665        0.3          3,076        0.4          3,285        0.5
Commercial loans                           11,592        1.4          8,332        1.2          8,925        1.4
                                      -----------     ------     ----------     ------     ----------     ------
Total loans receivable                    854,005      102.6        732,326      103.0        644,794      103.1
Less:
     Loans in process                       7,652        0.9          6,393        0.9          4,386        0.7
     Allowance for losses                  13,223        1.6         14,266        2.0         13,990        2.2
     Unamortized premiums
         and discounts                        372        0.1            799        0.1            966        0.2
                                      -----------     ------   ------------     ------       --------     ------
Net loans receivable                     $832,758     100.0%       $710,868     100.0%       $625,452     100.0%
                                         ========     ======       ========     ======       ========     ======

---------------------------------
 (1) Includes first mortgages secured by one to four unit residences.
 (2) Includes short-term construction loans to developers.
 (3) Loans for purchase and development of land.
 (4) Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of loans in each category to total loans at June 30.

                         1998       1997      1996      1995     1994
                         ----       ----      ----      ----     ----
Real estate loans        85.9%      86.1%     86.3%     85.9%    86.2%
Consumer loans           12.7       12.8      12.3      13.3     12.6
Commercial loans          1.4        1.1       1.4       0.8      1.2
                        -----      -----     -----     -----    -----
Total Loans             100.0%     100.0%    100.0%    100.0%   100.0%
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

AMOUNTS DUE IN                          Real Estate          Commercial
YEARS ENDING JUNE 30,                    Loans (1)             Loans
---------------------                   -----------         ----------
                                              (Dollars in Thousands)
1999                                    $  6,755               $ 3,942
2000 - 2003                               26,161                 5,569
2004 and thereafter                      700,566                 2,081
                                         -------               -------
Gross loans receivable (2)              $733,482               $11,592
                                        ========               =======
---------------------------
(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.
(2) Variable rate and ARM loans represent approximately 66.45% of gross loans receivable at June 30, 1998. Of the $726.7 million principal amount of loans maturing after June 30, 1999, loans with an aggregate principal amount of $241.6 million have fixed interest rates and loans with an aggregate principal amount of $485.1 million have variable or adjustable interest rates.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. Currently, borrowers are refinancing their mortgage loans in order to take advantage of the lower market rates, as was the case in the early 1990's.

     ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally-insured savings bank, Parkvale has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 1998, the majority of loans in Parkvale's portfolio have been secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan area. However, 45.3% and 37.3% of Parkvale's total mortgage loan portfolio at June 30, 1998 and 1997, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Michigan, North Carolina, Colorado and Texas. The increase in loans secured by out-of-state properties is due to the loan purchases of $183.0 million which measures 65.4% of Parkvale's total origination and purchases for fiscal 1998. See further discussion below.

Currently, new loans are originated by Parkvale primarily within its primary market area or through the PMC offices. In addition, Parkvale purchases loan participations and whole loans from other institutions.

All of Parkvale's mortgage lending is subject to its written underwriting standards and to loan origination procedures approved by the Board of Directors. Decisions on loan applications are made on a number of factors including, but not limited to, property valuations by independent appraisers, credit history and cash flow available to service debt. The Loan Committee of Parkvale consists of executive officers and is authorized to approve all loans up to $350,000. At least three executive officers must be present to hold a meeting of the Loan Committee. Loans exceeding $350,000 must be approved by the Board of Directors.

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

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 1998, 1997 and 1996 were $193.2 million, $129.4 million and $147.6 million, respectively. Similar to fiscal 1996, favorable rates throughout fiscal 1998 increased housing and refinancing demand as well as commercial and consumer loan demand. Conversely, originations were relatively lower in fiscal 1997 due to a decrease in mortgage demand.

LOAN PURCHASES. The asset/liability strategy of owning ARM loans to remain flexible in a volatile interest rate environment was evident during fiscal 1998 as Parkvale increased loan purchases to $183.0 million from $104.4 million in fiscal 1997. In fiscal 1998, $180.1 million or 98.4% of the total purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls or when yields on whole loans are greater than similarly securitized loans. These loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

     RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 84.9%, 88.0% and 77.4% of total mortgage loan originations and purchases in fiscal 1998, 1997 and 1996, respectively. At June 30, 1998, 66.5% of Parkvale's total residential loan portfolio was represented by ARMs. ARM loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets.

     COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages increased from $17.7 million at June 30, 1997 to $24.9 million at June 30, 1998.

     CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, home improvement loans, charge card, automobile and sub-prime loans. Total consumer loans outstanding at June 30, 1998 increased by 16.7% to $108.9 million from $93.4 million at June 30, 1997. Parkvale has been granting home equity lines of credit at up to 120% of collateral value at competitive introductory rates. These loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans.

Home equity lines are revolving and range from $5,000 to $250,000. The amount of the available line of credit is determined by the borrower's ability to pay, their credit history and the amount of collateral equity. Personal and overdraft lines of credit are generally unsecured and are extended for $500 to $50,000. Line of credit interest rates are variable and are priced at a margin above Parkvale's prime rate.

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

Parkvale offers Visa and Visa Gold cards through the Independent Bankers Association of America. Annual fees were waived through June 30, 1998. Credit cards outstanding totalled $5.6 million, $5.0 million and $4.5 million at June 30, 1998, 1997 and 1996, respectively.

Parkvale began offering subprime loans through our subsidiary, Parkvale Financial Service beginning in fiscal 1998. This new portfolio has generated $4.6 million of secured loans during fiscal 1998.

     COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $11.6 million and $8.3 million at June 30, 1998 and 1997, respectively.

     LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"). Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others decreased from $8.0 million at June 30, 1997 to $5.8 million at June 30, 1998. There have been no mortgage loan securitizations or sale transactions since fiscal 1991, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the servicer of these loans depending on the terms of the specific program.

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

Net deferred loan origination fees were $0.9 million, $1.1 million and $1.1 million at June 30, 1998, 1997 and 1996, respectively. The decreasing balance reflects the offering of various mortgage products with minimal points being charged to the customer.

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

Parkvale's policy is to establish specific reserves for potential losses on delinquent loans, foreclosed real estate, and other assets where perceived values have been impaired on the underlying assets. Loan loss reserves, including general valuation allowances, were 1.55%, 1.95% and 2.17% of gross loans at June 30, 1998, 1997 and 1996, respectively. The adequacy of these reserves in relation to current or anticipated trends in the loan portfolio will continue to be monitored by management.

The following table sets forth information regarding Parkvale's nonaccrual loans and foreclosed real estate at June 30.

                                            1998        1997        1996        1995         1994
                                            ----        ----        ----        ----         ----
                                                                (In Thousands)
 Nonaccrual Loans:
     Mortgage                              $2,322      $2,489      $1,008      $2,031      $1,016
     Consumer                                  --          --          --          --          --
                                           ------      ------      ------      ------      ------
Total nonaccrual Loans                     $2,322      $2,489      $1,008      $2,031      $1,016
                                           ======      ======      ======      ======      ======

Total nonaccrual loans
     as a percent of total loans             0.27%       0.34%       0.16%       0.37%       0.20%

Total foreclosed real estate, net          $2,362      $  165      $  240      $   96      $  147

Total amount of nonaccrual
      loans and foreclosed real estate     $4,728      $2,654      $1,248      $2,127      $1,163

Total nonaccrual loans and
     foreclosed real estate as a
     percent of total assets                 0.43%       0.27%       0.14%       0.24%       0.13%


The amount of additional interest income that would have been included in interest income for the years ended June 30, 1998 and 1997 if the nonaccrual loans had been current in accordance with their original terms was $181,000 and $285,000, respectively.

Assets classified as substandard/nonaccrual or foreclosed real estate in excess of $250,000, net of reserves, at June 30, 1998 consist of commercial properties. Parkvale has a $630,600 first mortgage lien on a racket club located in Irwin, Pennsylvania which was originated in 1996 and matures February 1, 2001. This credit is classified as substandard nonaccrual due to inadequate debt service coverage. Parkvale also has foreclosed real estate due to a deed in lieu of the foreclosure on office buildings previously owned by 200 Meyran Associates. See
Item 3. Legal Proceedings.

As of June 30, 1998, $456,000 or 19.6% of the nonaccrual mortgage loans totaling $2.3 million were purchased from others and $110,000 or 4.6% of foreclosed real estate represented properties located outside of Pennsylvania with loans originally purchased from others.

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

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

                                               1998             1997              1996
                                             --------         --------          ------
                                                           (In Thousands)
Federal funds sold                           $124,900          $107,832          $66,557
U.S. Government and agency obligations         31,994            51,950           62,936
Municipal Obligations                           6,630               --              --
Corporate debt                                 17,148            17,143           32,086
Mortgage backed securities                     43,427            66,941           99,371
Equity securities (at market value)            14,793            13,546           10,493
                                             --------          --------         --------
     Total investment portfolio              $238,892          $257,412         $271,443
                                             ========          ========         ========


As part of its investment strategy, Parkvale invests in mortgage-backed securities, the majority of which are guaranteed by the Federal Home Loan Mortgage Corporations ("FHLMC"), the Federal National Mortgage Association ("FNMA") or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while FHLMC and FNMA securities are guaranteed by their respective agencies. At June 30, 1998, Parkvale had $43.4 million, or 4.0% of total assets invested in mortgage-backed securities, as compared to 6.8% and 10.8% at June 30, 1997 and 1996, respectively. At June 30, 1998, the mortgage-backed securities consisted of FHLMC ($26.5 million); GNMA ($0.7 million); FNMA ($3.6 million); collateralized mortgage obligations, including REMIC's ($11.3 million) and private participation certificates ($1.3 million).

The following table shows Parkvale's mortgage-backed security activity during the years ended June 30.


                                                                     1998             1997              1996
                                                                     ----             ----              ----
                                                                                 (In Thousands)
Mortgage-backed securities at beginning of year                    $ 66,941          $99,371         $100,881
Purchases                                                                --               --           25,211
Principal repayments                                               (23,515)          (32,430)        (26,721)
Sales                                                                    --                --              --
                                                                   --------          --------        --------
Mortgage-backed securities at end of year                          $ 43,426          $ 66,941        $ 99,371
                                                                   ========          ========        ========


     HEDGING ACTIVITIES

The objective of Parkvale's financial futures policy is to reduce interest rate risk by authorizing an asset and liability hedging program. The futures policy permits Parkvale's President to hedge up to $10 million of assets and liabilities. Hedges over $10 million and up to $25 million require the approval of the Audit- Finance Committee of the Board of Directors, and hedges over $25 million require the approval of the Board of Directors. The objective of Parkvale's financial options policy is to reduce interest rate risk in the investment portfolio through the use of financial options. The options policy permits the use of options on United States Treasury bills, notes, bonds and bond futures and on mortgage-backed securities. The options policy generally limits the use of puts and calls to $5.0 million per type of option. Parkvale's President and Senior Vice President - Treasurer are authorized to conduct options activities, which are monitored by the Audit-Finance Committee of the Board of Directors. Parkvale has not engaged in any financial future or financial option activity in the last three fiscal years.

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

DEPOSITS

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 31 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the MAC system with twenty ATMs currently operated by Parkvale.

Parkvale is generally competitive in the types of accounts and in the interest rates it offers on its deposit products, although it generally does not lead the market with respect to the level of interest rates offered. Parkvale intends to continue its efforts to attract deposits as a principal source of funds for supporting its lending activities because the cost of these funds generally is less than other borrowings. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, Parkvale intends to continue to promote longer term deposits to the extent possible in a manner consistent with its asset and liability management goals. This is apparent during fiscal 1998, due to the deposit increases that are attributable to certificate if deposit specials that ranged in terms from 15 to 36 months with rates ranging from 6.00% to 6.25%.

The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.


                                   1998                       1997                  1996
                                ----------                 ----------              -------
                            Balance        %        Balance        %        Balance         %
                            -------       ----      -------       ----      -------       -----
                                                  (Dollars in Thousands)
Passbook accounts          $138,110        14.6%   $139,089        15.8%   $140,908        17.5%
Checking accounts            94,893        10.0      81,701         9.2      70,446         8.7
Money market accounts        42,895         4.5      44,804         5.1      47,657         5.9
Certificate accounts        613,836        64.7     566,677        64.3     509,694        63.1
Jumbo certificates           51,339         5.3      41,354         4.7      32,218         4.0
Accrued interest              8,379         0.9       7,619         0.9       6,164         0.8
                           --------       -----    --------       -----    --------       -----
Total Savings Deposits     $949,452       100.0%   $881,244       100.0%   $807,087       100.0%
                           ========       =====    ========       =====    ========       =====


The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.


                                          1998                        1997                       1996
                                       ----------                  ----------                 ----------
                                     Average                    Average                   Average
                                     Balance       %           Balance       %            Balance       %
                                     -------      ----         -------      ----          -------      ----
                                                        (Dollars in Thousands)
Passbook accounts                   $136,315      2.52%        $137,184     2.61%        $138,647      2.62%
Checking accounts                     90,841      1.00           76,366     1.06           65,152      1.08
Money market accounts                 44,020      2.94           45,825     2.93           49,159      2.95
Certificate accounts                 632,471      5.86          577,691     5.78          542,390      5.95
Accrued interest                       7,988        --            6,637        --           5,699        --
                                    --------      ----         --------     -----        --------      ----
                                    $911,635      4.68%        $843,703     4.64%        $801,047      4.75%
                                    ========      =====        ========     =====        ========      =====


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

Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania. Parkvale neither advertises for deposits outside of Pennsylvania nor utilizes the services of deposit brokers. An insignificant amount of Parkvale's deposits were held by nonresidents of Pennsylvania at June 30, 1998.

The following table reflects the makeup of Parkvale's deposit accounts at June 30, 1998, including the scheduled quarterly maturity of CD accounts.


                                                                    Amount         % of Total          Average
                                                                   in 000's         Deposits            Rates
                                                                   --------         ---------           -------
Passbook and club accounts                                         $138,110           14.55%             2.52%
Checking accounts                                                    94,893            9.99              1.00
Money market accounts                                                42,895            4.52              2.94
                                                                   --------          ------              ----
     Total non-certificate accounts                                $275,898           29.06              2.46
                                                                   --------          ------              ----

Certificate accounts maturing in quarter ending:
     September 30, 1998                                              91,898           13.82              5.02
     December 31, 1998                                               68,672           10.32              5.38
     March 31, 1999                                                  81,879           12.31              5.70
     June 30, 1999                                                   44,573            6.70              5.68
     September 30, 1999                                              42,808            6.44              5.99
     December 31, 1999                                               37,620            5.66              5.93
     March 31, 2000                                                  47,708            7.17              6.01
     June 30, 2000                                                   37,013            5.56              6.19
     September 30, 2000                                              58,357            8.77              6.03
     December 31, 2000                                               27,689            4.16              6.01
     March 31, 2001                                                  11,298            1.70              5.69
     June 30, 2001                                                   10,293            1.55              5.88
     Thereafter                                                     105,367           15.84              6.54
                                                                   --------          ------
Total certificate accounts                                          665,175           70.06              5.90
                                                                   --------          ------
     Accrued interest                                                 8,379            0.88              0.00
                                                                   --------          ------
Total deposits                                                     $949,452          100.00%             4.64%
                                                                   ========          =======             =====

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.


                                                                     1998             1997              1996
                                                                  ----------       ----------        -------
                                                                                 (In Thousands)
Increase (decrease) before interest credited                        $35,126           $44,550        ($15,624)
Interest credited                                                    33,082            29,607          28,266
                                                                    -------           -------        --------
Net deposit increase                                                $68,208           $74,157         $12,642
                                                                    =======           =======        ========

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity.

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 1998 which mature during the years ending June 30:


                                                   1998         1999           2000     Thereafter      Total
                                                ----------   ----------     ----------  ----------    -------
                                                                          (In Thousands)
Certificates of deposit:
                 Under 6.00%                      $234,268     $111,647      $53,871      $ 8,890     $408,676
                 6.00% to 7.99%                     50,471       53,383       53,760       96,490      254,104
                 8.00% to 9.99%                      2,375           20           --           --        2,395
                                                  --------     --------     --------     --------     --------
     Total certificates of deposits               $287,114     $165,050     $107,631     $105,380     $665,175
                                                  ========     ========     ========     ========     ========

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 1998 are summarized as follows:

                                               (In Thousands)
     3 months or less                                 $6,458
     Over 3 months through 6 months                    4,351
     Over 6 months through 12 months                   7,966
     Over 12 months                                   32,564
                                                      ------
              Total                                  $51,339
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

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                                        1998             1997              1996
                                                     ----------       ----------        -------
                                                                    (In Thousands)
Average balance outstanding                            $23,176           $15,687          $20,658
Maximum amount outstanding at any month-end
     during the period                                 $40,671           $15,692          $20,699
Average interest rate                                    6.18%             6.87%            7.25%
Balance outstanding at June 30                         $40,671           $15,682          $20,693


The increase in the outstanding average balance from $15.7 million in 1997 to $23.2 million in 1998 is due to additional advances drawn on the FHLB during fiscal 1998.

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

The following table sets forth the average yields earned on Parkvale's interest-earning assets and the average rates paid on its interest-bearing liabilities, the resulting average interest rate spreads, the net yield on interest-earning assets and the weighted average yields and rates at June 30, 1998.


                                                              Year Ended June 30,                    At June 30,
                                                            -----------------------
                                                   1998              1997             1996              1998
                                                 --------          --------         --------          ------
Average yields on (1):
     Loans                                         7.85%            8.01%             8.23%             7.78%
     Mortgage-backed securities                    6.88             6.72              6.61              6.98
     Investments (2)                               5.94             5.97              5.96              5.72
     Federal funds sold                            5.57             5.41              5.67              5.50
                                                   ----             ----              ----              ----
All interest-earning assets                        7.37             7.38              7.45              7.35
                                                   ----             ----              ----              ----
Average rates paid on (1):
     Savings deposits                              4.70             4.64              4.75              4.65
     Borrowings                                    5.54             6.20              6.19              5.65
                                                   ----             ----              ----              ----
All interest-bearing liabilities                   4.72             4.67              4.79              4.69
                                                   ----             ----              ----              ----
Average interest rate spread                       2.65%            2.71%             2.66%             2.66%
                                                   =====            =====             =====             =====
Net yield on interest-earning assets(3)            2.97%            3.03%             2.98%
                                                   =====            =====             =====

---------------------------------
(1) Average yields and rates are calculated by dividing the interest income or expense for the period by the average balance for the year. The weighted averages at June 30, 1998 are based on the weighted average contractual interest rates. Nonaccrual loans are excluded in the average yield and balance calculations.
(2) Includes held-to-maturity and available-for-sale investments and interest-bearing deposits.
(3) Net interest income on a tax equivalent basis divided by average interest-earning assets.

The following table presents for the periods indicated the average balances of each category of interest-earning assets and interest-bearing liabilities.

                                                                              Year Ended June 30,
                                                                  --------------------------------------------
                                                                     1998             1997              1996
                                                                     ----             ----              ----
Interest-earning assets:                                                        (In Thousands)
     Loans                                                        $ 749,866          $641,575         $566,134
     Mortgage-backed securities                                      55,157            82,626          102,470
     Investments                                                     79,362            88,967          119,573
     Federal funds sold                                             119,947           113,324           99,382
                                                                  ---------           -------         --------
Total interest-earning assets                                     1,004,332           926,492          887,559
                                                                  ---------           -------         --------
Noninterest-earning assets                                           28,006            23,530           18,856
                                                                  ---------           -------         --------



Total assets                                                     $1,032,338          $950,022         $906,415
                                                                 ==========          ========         ========
Interest-bearing liabilities:
     Savings deposits                                               908,951           843,704          801,048
     FHLB advances and other borrowings                              27,130            19,579           25,634
                                                                 ----------          --------         --------
     Total interest-bearing liabilities                             936,081           863,283          826,682
                                                                 ----------          --------         --------
Noninterest-bearing liabilities                                      20,063            18,009           16,162
                                                                 ----------          --------         --------
Total liabilities                                                   956,144           881,292          842,844
Shareholders' equity                                                 76,194            68,730           63,571
                                                                 ----------          --------         --------
Total liabilities and equity                                     $1,032,338          $950,022         $906,415
                                                                 ==========          ========         ========
Net interest-earning assets                                      $   68,251          $ 63,209         $ 60,877
                                                                 ==========          ========         ========
Interest-earning assets as a % of interest-
     bearing liabilities                                              107.3%            107.3%           107.4%

An excess of interest-earning assets over interest-bearing liabilities will enhance a positive interest rate spread and result in greater net interest income. Net interest income has been favorably impacted by higher volumes of loan originations and purchases since fiscal 1996. Parkvale's net yield on average interest-earning assets was relatively constant at 2.97% in fiscal 1998, 3.03% in fiscal 1997 and 2.98% in fiscal 1996.

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

                                                             Year Ended June 30,
                                                      --------------------------
                                                    1998 vs. 1997                                    1997 vs. 1996
                                               -----------------------                          -----------------------
                                                               Rate/                                             Rate/
                                      Rate         Volume     Volume       Total       Rate        Volume       Volume       Total
                                      ----         ------     ------       -----       ----        ------       ------       -----
                                                                             (In Thousands)
Interest-earning assets:
     Loans                          ($1,027)     $ 8,674      ($191)     $ 7,456      ($1,245)     $6,209        ($161)     $ 4,803
     Mortgage-backed securities         132       (1,846)       (48)      (1,762)         113      (1,312)         (19)      (1,218)
     Federal funds sold                 181          358         15          554         (258)        791          (38)         495
     Investments                        (27)        (573)        (8)        (608)          12      (1,824)          (5)      (1,817)
                                    -------      -------      -----      -------      -------      ------        -----      -------

         Total                         (741)       6,613       (232)       5,640       (1,378)      3,864         (223)       2,263
                                                 -------      -----      -------      -------      ------        -----      -------
Interest-bearing liabilities:
     Deposits                           506        3,027         15        3,548         (881)      2,026          (51)       1,094
     FHLB advances and
         other borrowings              (129)         468        (49)         290            3        (375)          (1)        (373)
                                    -------      -------      -----      -------      -------      ------        -----      -------

         Total                          377        3,495        (34)       3,838         (878)      1,651          (52)         721
                                    -------      -------      -----      -------      -------      ------        -----      -------

Net change in net interest
     income (expense)               ($1,118)     $ 3,118      ($198)     $ 1,802      ($  500)     $2,213        ($171)     $ 1,542
                                    =======      =======      =====      =======      =======      ======        =====      =======


SUBSIDIARIES

Pennsylvania law permits a Pennsylvania-chartered, federally-insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. At June 30, 1998, Parkvale was authorized to have an investment of $32.9 million in the capital stock and other securities in its service corporation subsidiaries. At June 30, 1998, Parkvale had equity investments of less than $6.0 million in its subsidiary corporations.

Parkvale's wholly-owned subsidiaries include Parkvale Mortgage Corporation ("PMC"), P.V. Financial Service Inc. ("PVFS") and Renaissance Corporation ("Renaissance"). PMC was acquired in 1986 and currently operates three offices originating residential mortgage loans for the Bank. For additional information regarding PMC, see "Lending Activities". PVFS was incorporated in 1972 and on July 1, 1997, PVFS began operating as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. At June 30, 1998, PVFS had net assets of $4.9 million. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 1998 is $34,000 in cash.

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

Parkvale competes for loans principally through the interest rates and loan fees it charges on its loan programs. In addition, Parkvale believes it offers a high degree of professionalism and quality in the services it provides borrowers and their real estate brokers. It competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each branch. Parkvale believes that its office locations in various neighborhoods of Pittsburgh and the surrounding suburbs outside of downtown Pittsburgh provide Parkvale with both an opportunity to become an integral part of these smaller communities and the means of competing with larger financial institutions doing business within the Pittsburgh metropolitan area. In addition, Parkvale has two offices located in Downtown Pittsburgh to provide services to the business community and to its suburban customers working and shopping in the city. A third city office is scheduled to open in October 1998 at Fourth and Wood.

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

EMPLOYEES

As of June 30, 1998, Parkvale and its subsidiaries had 259 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

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

The Bank files reports with the Pennsylvania Department of Banking and the FDIC describing its activities and financial condition and is periodically examined to test compliance with various regulatory requirements. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere in this document.

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

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8.0% of risk-weighted assets. At June 30, 1998, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.6% and 14.2%, respectively.

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

INVESTMENT IN SUBSIDIARIES. Under FIRREA, investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. However, certain exemptions generally apply where: (i) a subsidiary is engaged in activities impermissible for national banks solely as an agent for its customers and (ii) the subsidiary is engaged solely in mortgage- banking activities. These provisions have not reduced or limited Parkvale's business activity.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Parkvale had a $7.2 million investment in stock of the FHLB of Pittsburgh at June 30, 1998, which complied with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 1998, the Bank had $40.7 million of outstanding advances from the FHLB of Pittsburgh.

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

FEDERAL RESERVE SYSTEM

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts (primarily checking accounts) and certain nonpersonal time deposits. Money market deposit accounts are subject to the reserve requirement applicable to nonpersonal time deposits when held by a person other than a natural person. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. Parkvale satisfies the majority of its reserve requirement with vault cash.

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

                                    TAXATION

FEDERAL TAXATION

For federal income tax purposes, PFC and its subsidiaries file a consolidated return on a calendar year basis and report their income and expenses on the accrual basis of accounting.

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

Parkvale's income tax returns for calendar 1997, 1996 and 1995 have been filed with the IRS and are open to examination. However, Parkvale has not yet been advised by the IRS if such an examination will be performed. All income tax returns for calendar 1994 and prior years have been either accepted as filed or settled with the IRS with such settlements not resulting in a significant charge to income.

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

See Note H of Notes to Consolidated Financial Statements for additional information regarding federal and state taxation.

ITEM 2.       PROPERTIES
-------       ----------

Parkvale presently conducts its business from its main office and 28 branch offices located in the Pittsburgh metropolitan area. Parkvale owns the building and land for 14 of its offices and leases its remaining 15 offices. Such leases expire through 2014. PMC leases facilities outside of Pennsylvania for three loan origination centers. At June 30, 1998, Parkvale's land, building and equipment had a net book value of $2.4 million.

ITEM 3.       LEGAL PROCEEDINGS.
-------       ------------------

Neither PFC nor any of its subsidiaries is involved in any pending legal proceedings other than routine insignificant litigation occurring in the ordinary course of business, except as follows: In June 1993, lawsuits were instituted in the Court of Common Pleas of Allegheny County, Pennsylvania, against Parkvale, by the owners of the former Parkvale headquarters building which was sold in 1984. On March 26, 1998, Parkvale agreed to settle the dispute and end the litigation with the limited partnership. The settlement involved $1.9 million in cash payments and related legal expenses of $250,000. Prior to this settlement, Parkvale purchased the first mortgage loan on this building from another bank. As of June 30, 1998, Parkvale took possession of the property, which is classified as Foreclosed Real Estate.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------       ----------------------------------------------------

Not applicable.

PART II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
-------       ---------------------------------------------------------------
              MATTERS.
              --------

The information required herein is incorporated by reference from page 36 of the PFC's 1998 Annual Report.

ITEM 6.       SELECTED FINANCIAL DATA.
-------       ------------------------

The information required herein is incorporated by reference from page 4 of PFC's 1998 Annual Report.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ----------------------------------------------------------------
              RESULTS OF OPERATIONS.
              ----------------------

The information required herein is incorporated by reference from pages 5 to 13 of PFC's 1998 Annual Report.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------       --------------------------------------------

The information required herein is incorporated by reference from pages 14 to 33 of PFC's 1998 Annual Report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------       ----------------------------------------------------------------
              FINANCIAL DISCLOSURES.
              ----------------------

Not applicable.

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------      ---------------------------------------------------

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 5 to 9 of the definitive proxy statement of the Corporation for the 1998 Annual Meeting of Stockholders, which was filed on September 14, 1998 (the "definitive proxy statement").

ITEM 11.      EXECUTIVE COMPENSATION.
--------      -----------------------

The information required herein is incorporated by reference from page 13 of the definitive proxy statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------      ---------------------------------------------------------------

The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------      -----------------------------------------------

The information required herein is incorporated by reference from page 15 of the definitive proxy statement.

PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------      ----------------------------------------------------------------

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT
     -------------------------------------------

     (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):


                                                                                               Page
                                                                                               ----
     Report of Independent Auditors...............................................................14

     Consolidated Statements of Financial Condition at June 30, 1998 and 1997.....................15

     Consolidated Statements of Operations for each of the three years in the period ended June 30, 1998...................................................16

     Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1998...................................................17

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 1998...................................................18

     Notes to Consolidated Financial Statements.............................................19 to 33


    (2) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.

No. Exhibits                                                            Page
------------                                                           -------
     3(a)     Articles of Incorporation......................................*
     3(b)     Bylaws.........................................................C
     10(a)    Common Stock Certificate.......................................*
     10(b)    1987 Stock Option Plan.........................................@
     10(c)    1993 Key Employee Stock Compensation Program...................x
     10(d)    1993 Directors' Stock Option Plan..............................D
     10(e)    Consulting Agreement with Robert D. Pfischner..................~
     10(f)    Employment Agreement with Robert J. McCarthy, Jr...............#
     10(g)    Employee Stock Ownership Plan..................................E
     10(h)    Executive Deferred Compensation Plan...........................F
     10(i)    Supplemental Employee Benefit Plan.............................+

     13 Excerpts of the 1998 Annual Report to Shareholders filed herewith. Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission only and is not deemed to be "filed" as part of this Form 10-K.


     22       Subsidiaries of Registrant.................................... 20
              Reference is made to Item 1. Business - Subsidiaries for the required information

     23       Consent of Independent Auditors.................................I

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

     + Incorporated by reference to Form 10-K filed by the Registrant with the Commission on September 21, 1995.

     # Incorporated by reference to Form 10-K filed by the Registrant with the Commission on September 19, 1997.

     (b)      REPORTS ON FORM 8-K
     ---      -------------------

              There were no reports on Form 8-K filed during the 1998 fiscal year or prior to the filing of this Form 10-K.

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

                                           PARKVALE FINANCIAL CORPORATION

Date:         September 22, 1998           By:      /S/ ROBERT J. MCCARTHY, JR.
                                                    ---------------------------
                                                        Robert J. McCarthy, Jr.
                                                        Director, President and
                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ ROBERT J. MCCARTHY, JR.                                  September 22, 1998
--------------------------                                   ------------------
Robert J. McCarthy, Jr.,                                           Date
Director, President and
Chief Executive Officer

/S/ TIMOTHY G. RUBRITZ                                       September 22, 1998
----------------------                                       ------------------
Timothy G. Rubritz,                                                Date
Vice President - Treasurer
(Chief Financial & Accounting Officer)

/S/ ROBERT D. PFISCHNER                                      September 22, 1998
-----------------------                                      ------------------
Robert D. Pfischner, Chairman of the Board                         Date

/S/ FRED P. BURGER, JR.                                      September 22, 1998
----------------------                                       ------------------
Fred P. Burger, Jr., Director                                      Date

/S/ ANDREA F. FITTING                                        September 22, 1998
---------------------                                        ------------------
Andrea F. Fitting, Director                                        Date

/S/ GEORGE W. NEWLAND                                        September 22, 1998
---------------------                                        ------------------
George W. Newland, Director                                        Date

/S/ WARREN R. WENNER                                         September 22, 1998
--------------------                                         ------------------
Warren R. Wenner, Director                                          Date