Form 10-Q
period 1998-09-30
PARKVALE FINANCIAL CORP
filed 1998-11-09
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C., 20549

                             FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                    COMMISSION FILE NO: 0-17411

                   PARKVALE FINANCIAL CORPORATION
                    -------------------------------
(Exact name of registrant as specified in its charter)

     PENNSYLVANIA                               25-1556590
------------------------                     ----------------
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


                        Common Stock ($1.00 par value)
                        ------------------------------
                                  Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---
The closing sales price of the Registrant's Common Stock on November 2, 1998 was $21.50 per share.
Number of shares of Common Stock outstanding as of November 2, 1998 was 6,342,845.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.    Financial Information                                  Page

Consolidated Statements of Financial Condition
  as of September 30, 1998 and June 30, 1998                         3

Consolidated Statements of Operations for the
  three months ended September 30, 1998 and 1997                     4

Consolidated Statements of Cash Flows for the
  three months ended September 30, 1998 and 1997                   5-6

Consolidated Statements of Shareholders' Equity
  as of September 30, 1998                                           6

Notes to Unaudited Interim Consolidated Financial
  Statements                                                       7-8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                             9-12

Part II - Other Information                                         13

Signatures                                                          13

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

                                               September 30,  June 30,
                              ASSETS                 1998      1998
                                                 -----------   --------
Cash and noninterest-earning deposits             $    8,495   $  9,628
Federal funds sold                                   141,237    124,900
Interest-earning deposits in other banks                 299        475
Investment securities available for sale (cost
  of $8,072 at September 30 and $8,060 at June 30)    14,710     14,793
Investment securities held to maturity
  (fair value of $83,589 at September 30
  and $100,047 at June 30)                            82,607     99,199
Loans, net of allowance of $13,242 at
  September 30 and $13,223 at June 30                862,633    832,758
Foreclosed real estate, net of allowance
  of $55 at September 30 and $15 at June 30            2,589      2,362
Office properties and equipment, net                   2,483      2,377
Intangible assets and deferred charges                   377        389
Prepaid expenses and other assets                      7,894      8,492
                                                  ---------- ----------
                              Total Assets        $1,123,32  $1,095,373
                                                  =========  ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
                               LIABILITIES
Savings deposits                                    $970,936   $949,452
Advances from FHLB and other debt                     58,372     45,091
Escrow for taxes and insurance                         4,424      9,610
Other liabilities                                      5,602      7,160
                                                     -------    -------
                              Total Liabilities     1,039,334 1,011,313
SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                     -         -
Common Stock ($1.00 par value; 10,000,000
  shares authorized; September - 6,734,894*
  shares issued, June - 5,388,084 shares issued)       6,735     5,388
Additional Paid in Capital                             5,305     6,652
Treasury Stock at cost (353,933* shares in
  September and 269,308* shares in June)              (5,149)   (3,051)
Employee Stock Ownership Plan debt                      (242)     (276)
Accumulated other comprehensive income                  4,215     4,276
Retained earnings                                      73,126    71,071
     Total Shareholders' Equity                        83,990    84,060
                                                     -------     -------
     Total Liabilities and Shareholders' Equity    $1,123,324 $1,095,373
                                                   ==========  ==========
* Reflect the effect of the 5-for-4 stock split on October 14, 1998.

PARKVALE FINANCIAL CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

                                              Three months ended
                                                  September 30,
                                                  1998      1997
Interest Income:                                -------   -------
Loans                                           $16,071   $14,208
Mortgage-backed securities                          711     1,064
Investments                                         822     1,342
Federal funds sold                                1,844     1,599
                                                 ------    ------
Total interest income                            19,448    18,213
Interest Expense:                                ------    ------
Savings deposits                                 11,128    10,561
Borrowings                                          720       276
                                                 ------    ------
           Total interest expense                11,848    10,837
                                                  -----    ------
Net interest income                               7,600     7,376
Provision for loan losses                            63        93
Net interest income after                         -----     -----
  provision for losses                            7,537     7,283
Noninterest Income:                               -----     -----
          Service charges on deposit accounts       406       354
          Other fees and service charges            228       166
          Gain on sale of assets                    310       --
          Miscellaneous                              82        61
                                                  -----     -----
            Total other income                    1,026       581
Noninterest Expenses:                             -----     -----
          Compensation and employee benefits      2,143     1,898
          Office occupancy                          527       539
          Marketing                                  94       135
          FDIC insurance                            140       136
          Office supplies, telephone, and postage   240       219
          Miscellaneous                             655       662
                                                  -----     -----
            Total other expenses                  3,799     3,589
                                                  -----     -----
Income before income taxes                        4,764     4,275
Income tax expense                                1,763     1,579
                                                 ------    ------
Net income                                       $3,001    $2,696
Net income per share:                            ======    ======
          Basic                                   $0.47     $0.42
          Diluted                                 $0.45     $0.41
Dividends per share                               $0.15    $0.104

All share amounts reflect the effect of the 5-for-4 stock split on October 14, 1998.

Parkvale Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Dollar amounts in thousands)
                                                     Three months ended
                                                       September 30,
                                                    1998          1997
Cash flows from operating activities:              -------      --------
Interest received                                  $19,758       $18,333
Loan fees received                                      18            86
Other fees and commissions received                    685           550
Interest paid                                      (11,773)      (10,840)
Cash paid to suppliers and others                   (5,692)       (3,232)
Income taxes paid                                   (1,238)       (1,048)
                                                   -------       -------
Net cash provided by operating activities            1,758         3,849
Cash flows from investing activities:
Proceeds from sale of investment securities
    available for sale                                 328            --
Proceeds from maturities of investments             26,203        11,922
Purchase of investment securities held to
  maturity                                          (9,638)       (7,024)
Maturity of deposits in other banks                    177            35
Purchase of loans                                  (52,289)      (33,039)
Proceeds from sales of loans                           783         1,359
Principal collected on loans                        71,715        45,170
Loans made to customers, net of loans in process   (50,338)      (38,660)
Other                                                 (199)          (75)
                                                    -------      --------
Net cash used in investing activities              (13,258)       (20,312)
Cash flows from financing activities:
Net increase (decrease) in checking and
  savings accounts                                     687         (1,033)
Net increase in certificates of deposit             20,796         15,201
Proceeds from FHLB advances                         15,000          5,000
Repayment of FHLB advances                              (3)        (5,003)
Net (decrease) increase in other borrowings         (1,715)         1,674
Decrease in escrow tax & insurance                  (5,187)        (5,164)
Cash dividends paid                                   (776)          (527)
Allocation of treasury stock to retirement plans        --            319
Acquisition of treasury stock                       (2,098)           --
                                                    -------       -------
Net cash provided by financing activities            26,704        10,467
Net increase (decrease) in cash and cash
  equivalents                                        15,204        (5,996)
Cash and equivalents at beginning of period         134,528       119,936
                                                    --------     --------
Cash and equivalents at end of period               $149,732     $113,940
                                                    ========     ========
Reconciliation of net income to net cash              Three months ended
  provided by operating activities:                      September 30,
                                                       1998        1997
                                                      ------       -----
Net income                                            $3,001       $2,696
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                            99          131
 Accretion and amortization of loan fees and discounts  (59)        (101)
 Loan fees collected and deferred                         18           86
 Provision for loan losses                                63           93
 Gain on sale of  assets                               (310)           --
 Decrease in accrued interest receivable                 226          112
 Increase in other assets                                414         (62)
 Decrease in accrued interest payable                     75          (3)
 Increase in other liabilities                       (1,769)          897
                                                      -------        -----
    Total adjustments                                (1,248)        1,153
Net cash provided by operating activities             $1,758       $3,849
                                                      =======       ======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $596 for the three months ended September 30, 1998 and $-0- for the three months ended September 30, 1997.


PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

                                                      Employee   Accumulated
                                                       Stock       Other                     Total
                           Common  Paid-in  Treasury  Ownership  Comprehensive  Retained  Shareholders'
                            Stock   Capital   Stock   Plan Debt     Income      Earnings     Equity
Balance, June 30, 1998     $5,388   $6,652  ($3,051)     ($276)     $4,276       $71,071     $84,060

Net income, three months
  ended September 30, 1998                                                         3,001       3,001

Dividends on common stock at
  $0.15 per share                                                                   (946)       (946)

Principal payments on employee
  stock ownership plan debt                                 34                                    34

Transfer for 5-4 split      1,347   (1,347)                                                        0

Other comprehensive income, net of tax
  Unrealized gains on securities of $136
  net of reclassification adjustment for
  gains included in net income of $197                                 (61)                      (61)
Treasury stock purchased                     (2,098)                                          (2,098)
                           ------   ------  --------     ------    --------      -------     -------
Balance, September 30,     $6,735   $5,305  ($5,149)     ($242)     $4,215       $73,126     $83,990
  1998                     ======   ======  ========     ======    ========      =======     =======


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data)

1.  Statements of Operations
----------------------------
The statements of operations for the three months ended September 30, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results which may be expected for fiscal 1999. The Annual Report on Form 10-K for the year ended June 30, 1998 contains additional information and should be read in conjunction with this report.

2.  Stock Split
---------------
On September 17, 1998, the Board of Directors declared a 5-for-4 stock split of Parkvale's common stock. The additional shares were paid on October 14, 1998 to stockholders of record at the close of business on September 30, 1998. This increased the outstanding shares by 1,346,810. No fractional shares were issued. All share amounts in this report have been restated to reflect this stock split.

3.  Earnings Per Share
----------------------
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to FAS 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:
                                                      1998        1997
                                                      -----       -----
Numerator for basic and diluted earnings per share:
          Net Income                                  $3,001     $2,696
Denominator:
       Weighted average shares for basic earnings
          per share                                6,438,480  6,367,979
       Effect of dilutive employee stock options     169,805    208,974
                                                    --------   --------
       Weighted average shares for dilutive
          earnings per share                       6,608,285  6,576,953
                                                   =========  =========
Net income per share:
          Basic                                        $0.47      $0.42
          Diluted                                      $0.45      $0.41

4.  Comprehensive Income
------------------------
As July 1, 1998, the Corporation adopted FAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. Prior period financial statements have been reclassified to conform to the requirements of FAS 130. During the first quarter of 1998 and 1997, total comprehensive income amounted to $2,940 and $2,829.

5.  Loans
---------
Loans at September 30 are summarized as follows:
                                                   September 30,   June 30,
                                                       1998         1998
Mortgage loans:                                     ----------    ---------
          Residential:
            1-4 Family                                $707,698     $683,504
            Multifamily                                 13,596       13,024
          Commercial                                    25,397       24,869
          Other                                         11,586       12,085
                                                       -------      -------
                                                       758,277      733,482
Consumer loans                                         117,649      106,266
Commercial business loans                                6,335       11,592
Loans on savings accounts                                2,757        2,665
                                                       -------      -------
                                                       885,018      854,005
Less: Loans in process                                   8,808        7,652
      Allowance for loan losses                         13,242       13,223
      Unamortized discount and deferred loan fees          335          372
                                                      --------     --------
Loans, net                                            $862,633     $832,758
                                                      ========     ========
The following summary sets forth the activity in the allowance for loan losses for the three months ended September 30:
                                                          1998        1997
                                                         ------      ------
Beginning balance                                      $13,223      $14,266
Provision for losses - mortgage loans                        3          --
Provision for losses - consumer loans                       60           93
Loans recovered                                             50           21
Loans charged off                                         (94)         (15)
                                                      --------     --------
Ending balance                                         $13,242      $14,365
                                                      ========     ========
Nonaccrual loans                                        $2,224       $2,607
  as a percent of total assets                           0.20%        0.26%

Loans are placed on nonaccrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income of nonaccrual loans that had not been recognized in interest income was $144 at September 30, 1998 and $181 at June 30, 1998.

Nonaccrual, substandard and doubtful commercial and other real estate loans are considered impaired. At September 30, 1998, the Bank had $680 of impaired loans and $120 of reserves related to these loans. Additionally, such loans have been included in management's assessment of the adequacy of general valuation allowances. The average recorded investment in impaired loans during the September 1998 quarter was $784. In October 1998, $635 of impaired loans were paid in full upon sale of the properties. Impaired assets include $2,589 of foreclosed real estate as September 30, 1998, which is recorded at the lower of acquisition costs or fair value. Of this foreclosed real estate, $348 of assets were sold with cash proceeds received in October 1998.

PARKVALE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

Balance Sheet Data:                                   September 30,
                                                     1998      1997
                                                     -----     -----
Total assets                                     $1,123,324 $1,005,40
Loans, net                                          862,633   736,099
Interest-earning deposits and
          federal funds sold                        141,536   106,347
Total investments                                    97,317   144,904
Savings deposits                                    970,936   895,411
FHLB advances and other debt                         58,372    21,867
Shareholders' equity                                 83,990    77,610
Book value per share                                 $13.16    $12.16

Statistical Profile:
                                                     Three Months Ended
                                                     September 30,  (1)
                                                       1998     1997
                                                       -----    -----
Average yield earned on all
        interest-earning assets                        7.27%    7.51%
Average rate paid on all
        interest-bearing liabilities                   4.72%    4.78%
Average interest rate spread                           2.55%    2.73%
Net yield on average
        interest-earning assets                        2.84%    3.04%
Other expenses to average assets                       1.37%    1.44%
Taxes to pre-tax income                               37.01%   36.94%
Return on average assets                               1.08%    1.08%
Return on average equity                              14.86%   14.80%
Average equity to average total assets                 7.27%    7.29%

                                                      At September 30,
                                                       1998     1997
                                                       ------   -----
One year gap to total assets                          -1.15%   -3.32%
Intangibles to total equity                            0.45%    0.65%
Capital to assets ratio                                7.48%    7.72%
Ratio of nonperforming assets to total assets          0.43%    0.26%
Number of full-service offices                           29       29


(1)The applicable income and expense figures have been annualized in calculating the percentages.

Results of Operations - Comparison of Three Months Ended September 30, 1998 and 1997

For the three months ended September 30, 1998, Parkvale reported net income of $3.0 million or $0.45 per diluted share up 11.3% from net income of $2.7 million or $0.41 per diluted share for the quarter ended September 30, 1997. The $305,000 increase in net income reflects a gain from sale of assets of $310,000. Net interest income for the quarter ended September 30, 1998 increased to $7.6 million from $7.4 million for the quarter ended
September 30, 1997.

Interest Income:
Parkvale had interest income of $19.4 million during the three months ended September 30, 1998 versus $18.2 million during the comparable period in 1997. The $1.2 million increase is the result of a $101.0 million or 10.4% increase in the average balance of interest-earning assets, offset by a 24 basis point decrease in the average yield from 7.51% in 1997 to 7.27% in 1998. Interest income from loans increased $1.9 million or 13.1% resulting from an increase in the average outstanding loan balances of $130.6 million or 18.3%, offset by a 36 basis point decrease in the average yield from 7.98% in 1997 to 7.62% in 1998. Interest income on mortgage-backed securities decreased $353,000 from the 1997 quarter due to a decrease of $21.8 million or 35.0% in the average balance, offset by a 19 basis point increase in the average yield from 6.84% in 1997 to 7.03% in 1998. Investment interest income decreased by $520,000 due to a decrease of $24.2 million or 29.9% in the average balance with an 83 basis point decrease in the average yield from 6.62% in 1997 to 5.79% in 1998. Interest income earned on federal funds sold increased $245,000 or 15.3% from the 1997 quarter due to an increase in the average balance of $16.4 million or 14.4% combined with a 5 basis point increase in the average yield from 5.60% to 5.65%. At September 30, 1998, the weighted average yield on all interest earning assets was 7.27% compared to 7.51% at September 30, 1997.

Interest Expense:
Interest expense increased $1.0 million or 9.3% from the 1997 to the 1998 quarter. The increase was due to a 5 basis point decrease in the average rate paid on deposits and borrowings from 4.78% in 1997 to 4.73% in 1998 combined with an increase in the average deposits and borrowings of $97.2 million. At September 30, 1998, the average rate payable on liabilities was 4.54% for deposits, 5.75% for borrowings and 4.60% for combined deposits and borrowings.

Provision for Loan Losses:
Parkvale's provision for loan losses decreased by $30,000 from the 1997 to the 1998 quarter. Total reserves were 1.50% and 1.55% of gross loans at September 30, 1998 and June 30, 1998, respectively.

Nonperforming loans and real estate owned were $4.9 million, $4.7 million and $2.6 million at September 30, 1998, June 30, 1998 and September 30, 1997, representing 0.43%, 0.43% and 0.26% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 1998 were $13.2 million, which represents 1.50% of the gross loan portfolio.

Other Income:
Total other income increased by $445,000 or 76.6% in 1998 primarily from a $310,000 gain from the sale of equity securities, primarily Freddie Mac stock. Absent this gain, other income increased $135,000 or 23.2% from 1997 primarily due to ATM surcharges assessed to non-Parkvale customers, which began during fiscal 1998 and increased services on all types of deposit and loan products.

Other Expense:
Total other expense increased by $210,000 or 5.9% for the three months ended September 30, 1998. This increase is due to an increase in compensation expense of $245,000 or 12.9%. Parkvale's personnel increased by 18 full-time and 18 part-time employees to better serve the expanding product offerings in both loan and deposit portfolios. The remaining components of noninterest expense decreased in the aggregate by $35,000 due to continued to efforts to keep costs at a minimum. Annualized noninterest expenses as a percentage of average assets were 1.37% for the quarter ended September 30, 1998 as compared to 1.44% for the quarter ended September 30, 1997.

Liquidity and Capital Resources:
Federal funds sold increased $16.3 million or 13.1% from June 30, 1998 to September 30, 1998 resulting primarily from funds available as a result of an increase in deposit balances of $21.5 million. Investment securities held to maturity decreased $16.6 million from June 30, 1998 to September 30, 1998. Escrow for taxes and insurance decreased by $5.2 million or 54.0% as a result of the remittance of property taxes to the various taxing districts during the quarter.

Shareholders' equity was $84.0 million or 7.5% of total assets at September 30, 1998. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 1998, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.02% and 14.12%, respectively.

                                               Tier I    Tier I    Tier II
                                                Core   Risk-Based Risk-Based
                                               Capital    Capital   Capital
                                              --------   --------- --------
Equity Capital (1)                             $83,512    $83,512   $83,512
Less non-allowable intangible assets              (377)      (377)     (377)
Less unrealized securities gains                (3,728)    (3,728)   (3,728)
Plus general valuation allowances (2)               --        --      7,785
                                                -------   -------   -------
   Total regulatory capital                     79,407     79,407    87,192
Minimum required capital                        45,237     24,704    49,409
                                               -------   -------   -------
   Excess regulatory capital                   $34,170    $54,703   $37,783
   Adjusted total assets                    $1,130,917   $617,607  $617,607
Regulatory capital as a percentage               7.02%    12.86%    14.12%
Minimum capital required as a percentage         4.00%     8.00%     8.00%
Excess regulatory capital as a %                 3.02%     8.86%     6.12%
Well capitalized requirement                     5.00%     6.00%     0.00%

(1) Represents equity capital of the consolidated Bank as reported to the PA Dept. of Banking and FDIC on Form 032 for the quarter ended September 30, 1998.

(2) Limited to 1.25% of risk adjusted total assets.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

Impact of Year 2000:
The year 2000 ("Y2K") plans were discussed on Page 12 of the 1998 Annual Report included in the 1998 Form 10-K filed in September 1998. Testing of systems was conducted as planned in October 1998, and no changes to the plan are required as a result of recent testing. The Bank continues its efforts to identify a new primary service provider. The search has been narrowed to two providers with a decision expected in the December 1998 quarter.

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

Forward Looking Statements:
The statements in this Form 10-Q which are not historical fact are forward looking statements. Forward looking information should not be construed as guarantees of future performance. Actual results may differ from expectations contained in such forward looking information as a result of factors including but not limited to the interest rate environment, economic policy or conditions, federal and state banking and tax regulations and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward looking information and could cause actual results to differ materially from management's expectations regarding future performance.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       None

Item 2.  Changes in Securities
Refer to above Part I, "Notes to Unaudited Interim Consolidated Financial
  Statements," under Note 2, "Stock Split".

Item 3.  Defaults Upon Senior Securities                         N/A

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 1998 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 22, 1998. Of 5,164,037 shares eligible to vote, 88.9% or 4,589,235 were voted by proxy.

(b) The shareholders voted to elect the two nominees for directors, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Robert J. McCarthy, Jr. as a director were 4,353,097 shares in favor and 236,138 shares withheld. The results for the election of Patrick Minnock as director were 4,337,474 shares in favor and 251,761 shares withheld.

(c) The recommendation by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 4,542,825 shares in favor, 15,289 shares against and 31,121 shares abstaining.

(d) The shareholders voted to reject a proposal to actively solicit the sale of the Bank, as described in the Proxy Statement for the Annual Meeting.
Of 3,879,277 shares voted, 960,432 shares were in favor, 2,838,039 shares were against, and 80,806 shares abstained.

(e) The shareholders voted to reject a proposal to impose a mandatory retire-ment age for all directors, as described in the Proxy Statement for the Annual Meeting. Of 3,879,279 shares voted, 855,121 shares were in favor, 2,933,101 shares were against, and 91,057 shares abstained.

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

                                              Parkvale Financial Corporation

DATE: November 6, 1998                        By: /s/Robert J. McCarthy, Jr.
                                                  -------------------------
                                                  Robert J. McCarthy, Jr.
                                                  President and
                                                  Chief Executive Officer

DATE: November 6, 1998                        By: /s/ Timothy G. Rubritz
                                                  --------------------------
                                                  Timothy G. Rubritz
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer