Form 10-Q
period 1998-12-31
PARKVALE FINANCIAL CORP
filed 1999-02-16
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		    THE SECURITIES EXCHANGE ACT OF 1934

	      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

		       COMMISSION FILE NO: 0-17411

			PARKVALE FINANCIAL CORPORATION
			-------------------------------
	   (Exact name of registrant as specified in its charter)


    PENNSYLVANIA                                   25-1556590
   -------------                                  ------------
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

The closing sales price of the Registrant's Common Stock on February 4, 1999 was $20.38 per share.

Number of shares of Common Stock outstanding as of February 4, 1999 was 6,315,569.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                       Page

Consolidated Statements of Financial Condition
  as of December 31, 1998 and June 30, 1998                3

Consolidated Statements of Operations for the Three
and Six Months ended December 31, 1998 and 1997            4

Consolidated Statements of Cash Flows for the
Six Months ended December 31, 1998 and 1997              5-6

Consolidated Statement of Shareholders' Equity
as of December 31, 1998                                    6

Notes to Unaudited Interim Consolidated Financial
Statements                                               7-8

Management's Discussion and Analysis of Financial
Condition and Results of Operations                     9-13

Part II - Other Information                               14

Signatures   15PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

					December 31,   June 30,
		    ASSETS                     1998       1998
					      -------   -------
Cash and noninterest-earning deposits         $11,517     $9,628
Federal funds sold                             53,700    124,900
Interest-earning deposits in other banks          330        475
Investment securities available for sale
  (cost of $8,067 at December 31 and
   $8,060 at June 30)                           16,086    14,793
Investment securities held to maturity
  (fair value of $113,923 at December 31
   and $100,047 at June 30)                     113,471    99,199
Loans, net of allowance of $13,193 at
   December 31 and $13,223 at June 30           952,651   832,758
Foreclosed real estate, net of allowance of
   $40 at December 31 and $15 at June 30          2,196     2,362
Office properties and equipment, net              2,586     2,377
Intangible assets and deferred charges              366       389
Prepaid expenses and other assets                 8,234     8,492
						 ------    ------
	  Total Assets                       $1,161,137 $1,095,373
					     ========== ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                               $998,420  $949,452
Advances from FHLB and other debt                63,496    45,091
Escrow for taxes and insurance                    7,868     9,610
Other liabilities                                 5,523     7,160
						  -----     -----
     Total Liabilities                        1,075,307 1,011,313
					     ---------- ---------
SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)              -          -
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; December- 6,734,894* shares
  issued, June-5,388,084 shares issued)          6,735      5,388
Additional Paid in Capital                       5,256      6,652
Treasury Stock at cost (412,050* shares in December
  and 269,308* shares in June)                  (6,399)   (3,051)
Employee Stock Ownership Plan debt                  -       (276)
Accumulated other comprehensive income           5,092     4,276
Retained earnings                               75,146    71,071
						------   -------
	  Total Shareholders' Equity            85,830    84,060
						------    ------
Total Liabilities&Shareholders' Equity      $1,161,137 $1,095,373
					     ========== =========
* Reflect the effect of the 5-4 stock split on October 14, 1998.

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
			 Three months ended     Six months ended
			      December 31,      December 31,
			      1998      1997      1998      1997
Interest income:
 Loans                        $16,787   $14,503  $32,858  $28,711
 Mortgage-backed securities       641       989    1,352    2,053
 Investments                      992     1,354    1,814    2,696
 Federal funds sold             1,369     1,560    3,213    3,159
			      -------   -------   ------    -----
Total interest income          19,789    18,406   39,237   36,619
			      -------   -------   ------    -----
Interest expense:
 Savings deposits              11,302    10,704   22,430   21,265
 Borrowings                       884       288    1,604      564
			      -------   -------   ------    -----
Total interest expense         12,186    10,992   24,034   21,829

Net interest income             7,603     7,414   15,203   14,790
Provision for loan losses          52        64      115      157
     Net interest income after  ------   -------  ------   ------
     provision for losses        7,551     7,350  15,088   14,633

Noninterest Income:
 Service charges on deposit accts  420       356     826      710
 Other fees and service charges    206       149     434      315
 Gain on sale of assets            300        -      610       -
 Miscellaneous                     111       129     193      190
				 -----       ---   -----    -----
Total other income               1,037       634   2,063    1,215
Noninterest Expenses:
 Compensation and benefits       2,041      1,879  4,184    3,777
 Office occupancy                  616        556  1,143    1,095
 Marketing                         105        104    199      239
 FDIC insurance                    138        139    278      275
 Office supplies,phone & postage   289        233    529      452
 Miscellaneous                     677        737  1,332    1,399
				   ---       ---- ------    -----
Total other expenses             3,866      3,648  7,665    7,237
				 -----      ----- ------    -----
Income before income taxes       4,722      4,336  9,486    8,611
Income tax expense               1,747      1,604  3,510    3,183
				 -----      -----  -----    -----
Net income                    $  2,975     $2,732 $5,976   $5,428
			      ========     ====== ======    =====
Basic earnings per share         $0.47      $0.43  $0.94    $0.85
Diluted earnings per share       $0.46      $0.41  $0.91    $0.82
Dividends per share              $0.15     $0.104  $0.30   $0.208

All share amounts reflect the effect of the 5-4 stock split on October 14,1998

Parkvale Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Six Months Ended December 31, 1998 and 1997
Increase (Decrease) in Cash and Cash Equivalents
(Dollar amounts in thousands)
					     1998        1997
Cash flows from operating activities:
 Interest received                           $39,220   $36,292
 Loan fees received                              192       163
 Other fees and commissions received           1,365     1,113
 Interest paid                               (24,010)  (21,903)
 Cash paid to suppliers, FDIC and others     (10,126)   (6,940)
 Income taxes paid                            (3,024)   (3,046)
					     --------  --------
 Net cash provided by operating activities     3,617     5,679

Cash flows from investing activities:
 Proceeds from sales of AFS investments          633        -
 Proceeds from maturities of investments      49,244    28,167
 Purchase of investments held to maturity    (63,230)  (39,877)
 Purchase of deposits in other banks             145      (105)
 Purchase of loans                          (154,277)  (65,859)
 Proceeds from sales of loans                  1,186     1,881
 Principal collected on loans                159,375    99,936
 Loans made to customers, net of loans
     in process                             (126,133)  (76,781)
 Other                                          (383      (213)
					     -------   -------
 Net cash used in investing activities      (133,440)  (52,851)

Cash flows from financing activities:
 Net increase in checking & savings accounts  14,777     1,801
 Net increase in certificates of deposit      34,191    22,338
 Proceeds from FHLB advances                  20,000     5,000
 Repayment of FHLB advances                       (6)   (5,006)
 Net decrease in other borrowings             (1,589)     (274)
 Decrease in borrowers' advances for taxes
  and insurance                               (1,742)   (1,811)
 Cash dividends paid                          (1,727)   (1,190)
 Allocation of treasury stock
  to retirement plans                             133       75
 Acquisition of treasury stock                 (3,525)       -
					       -------  ------
 Net cash provided by financing activities     60,512   20,933

Net decrease in cash and cash equivalents     (69,311) (26,239)

 Cash and equivalents at beginning of period  134,528  119,936
					     --------  -------
 Cash and equivalents at end of period       $ 65,217 $ 93,697
Reconciliation of net income to net cash provided
     by operating activities:                  1998      1997
					       -----     ----
Net income                                     $5,976   $5,428
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                      196     262
Accretion & amortization of loan fees & discounts (503)   (264)
Loan fees collected and deferred                   192     163
Provision for loan losses                          115     157
Gain on sale of investment securities             (610)     -
(Increase) decrease in accrued interest receivable 130    (276)
Decrease in other assets                           (95)     10
Decrease in accrued interest payable                25     (74)
Increase (decrease) in other liabilities        (1,809)    273
Total adjustments                               (2,359)    251
						------   -----
Net cash provided by operating activities       $3,617  $5,679
						======  ======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one- day periods. Loans transferred to foreclosed assets aggregated $631 and $0 in the six months ended
December 31, 1998 and 1997, respectively.


PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except per share data)

						   Employee  Accumulated
						    Stock       Other                 Total
			  Common Paid-in Treasury Ownership Comprehensive Retained Shareholders'
			  Stock  Capital Stock    Plan Debt    Income     Earnings   Equity
Balance, June 30, 1998    $5,388 $6,652  ($3,051)   ($276)    $4,276      $71,071    $84,060

Net income, six months
 ended December 31, 1998                                                    5,976      5,976

Dividends on common stock at $0.30 per share                               (1,901)    (1,901)

Principal payments on employee
 stock ownership plan debt                            276                                276

Transfer for 5-4 split     1,347  (1,347)                                                  -

Treasury stock purchased                       (3,525)                                 (3,525)

Other comprehensive income, net of tax
  Unrealized gains on securities of $1,203
  net of reclassification adjustment for
  gains included in net income of $387                              816                   816


Exercise of stock options            (49)      177                                         128
			  ------  -------   ------   ------     ------     -------     -------
Balance December 31, 1998 $6,735  $5,256   ($6,399)       -     $5,092     $73,146     $85,830
			  ======  ======   =======   ======     =====      =======     =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1.  Statements of Operations

The statements of operations for the three and six months ended December 31, 1998 and 1997 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results which may be expected for fiscal 1999. The Annual Report on Form 10-K for the year ended June 30, 1998 contains additional information and should be read in conjunction with this report.

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

				Three months ended        Six months ended
				 December 31,            December 31,
				1998      1997           1998      1997
				 -----     -----         -----     -----
Numerator for basic &
diluted earnings per share:
     Net income                    $2,974    $2,733       $5,976     $5,428

Denominator:
 Weighted average shares for
 basic earnings per share       6,337,069 6,382,966     6,387,774 6,375,473

Effect of dilutive employee
 stock options                    138,813   233,254       154,309   221,114

Weighted average shares for dilutive
 earnings per share             6,475,882 6,616,220     6,542,083 6,596,587

Net income per share:
	  Basic                   $0.47    $0.43         $0.94     $0.85
	  Diluted                 $0.46    $0.41         $0.91     $0.82

4.  Comprehensive Income

As of July 1, 1998, the Corporation adopted FAS 130, Reporting Comprehensive Income, which establishes standards of reporting and display of comprehensive income and its components. Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. Prior period financial statements have been reclassified to conform to the requirements of FAS 130. For the six months ended December 31, 1998 and 1997, total comprehensive income amounted to $6,792 and $6,497, respectively.

5.  Loans

Loans are summarized as follows:        December 31,   June 30,
					     1998      1998
					     ------    ------
First mortgage loans:              (Dollar amounts in thousands)
     Residential:
      1-4 Family                             $780,688  $683,504
      Multifamily                              15,006    13,024
      Commercial                               31,360    24,869
      Other                                    11,608    12,085
					     --------  --------
					      838,662   733,482
Consumer loans                                118,181   106,266
Commercial business loans                      17,771    11,592
Loans on savings accounts                       2,566     2,665
					     --------  --------
					      977,180   854,005
Less:Loans in process                          11,319     7,652
     Allowance for loan losses                 13,193    13,223
     Unamortized discount & deferred loan fees     17       372
					     --------   -------
Loans, net                                   $952,651  $832,758

Nonaccrual loans                               $1,746    $2,366
     as a percent of total assets               0.15%     0.22%

The following summarizes the activity in the allowance for loan losses for the six months ended December 31:
						  1998      1997
						  ----      ----
Beginning balance                               $13,223  $14,266
Provision for losses - mortgage loans                90       48
Provision for losses - consumer loans                25      109
Loans recovered                                      56       43
Loans charged off                                  (201)    (54)
						  ------  ------
Ending balance                                  $13,193  $14,412
						 =======  ======

Loans are placed on nonaccrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income of nonaccrual loans that had not been recognized in interest income was $104 at December 31, 1998 and $181 at June 30, 1998.

Nonaccrual, substandard and doubtful commercial and other real estate loans are normally considered to be impaired loans. However, the Bank had no loans classified as impaired at December 31, 1998. Impaired assets include $2,196 of foreclosed real estate as of December 31, 1998, which is recorded at the lower of acquisition costs or fair value.

PARKVALE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

Balance Sheet Data:                               December 31,
					     1998           1997
					     -----          ----
Total assets                            $  1,161,137   $1,019,143
Loans, net                                   952,651      751,679
Interest-earning deposits &
     federal funds sold                       54,030       85,612
Total investments                            129,557      163,094
Savings deposits                             998,420      905,384
FHLB advances                                 60,665       15,677
Shareholders' equity                          85,830       80,662
Book value per share                          $13.57       $12.63

Statistical Profile:
			   Three Months Ended   Six Months Ended
			   December 31,  (1)    December 31,  (1)
			      1998      1997      1998      1997
			      ----      ----      ----      ----
Average yield earned on all
  interest-earning assets 7.06% 7.42% 7.16% 7.47% Average rate paid on all interest-
  bearing liabilities         4.66%     4.76%     4.69%     4.77%
Average interest rate spread  2.40%     2.66%     2.47%     2.70%
Net yield on average
  interest-earning assets     2.71%     2.99%     2.77%     3.02%
Other expenses to average
  assets                      1.34%     1.44%     1.35%     1.44%
Taxes to pre-tax income      37.00%    36.99%    37.00%    36.96%
Return on average assets      1.03%     1.08%     1.06%     1.08%
Return on average equity     14.79%    14.56%    14.83%    14.68%
Average equity to average
  total assets                 6.98%     7.39%     7.12%    7.34%
Dividend payout ratio         32.61%    25.37%    32.97%   25.37%

						  At December 31,
						  1998      1997
						  ----      ----
One year gap to total assets                      -2.63%   -1.27%
Intangibles to total equity                        0.43%    0.56%
Capital to assets ratio                            7.39%    7.91%
Ratio of nonperforming assets to total assets      0.34%    0.36%
Number of full-service offices                       30      29


(1)The applicable income and expense figures have been annualized in calculating the percentages.Results of Operations - Comparison of Three Months Ended December 31, 1998 and 1997

For the three months ended December 31, 1998, Parkvale reported net income of $3.0 million or $0.46 per diluted share up 8.9% from net income of $2.7 million or $0.41 per diluted share for the comparable period in 1997. The $243,000 increase in net income for the December 1998 quarter reflects increased net interest income of $189,000 and increased fee income of $103,000, which are partially offset by an increase in other expense of $218,000. In addition, the quarterly results include gains from security sales of $300,000 ($189,000 net of tax). Net interest income for the quarter ended December 31, 1998 increased to $7.6 million from $7.4 million for the quarter ended December 31, 1997.

Interest Income:

Parkvale had interest income of $19.8 million for the three months ended December 31, 1998 versus $18.4 million during the comparable period in 1997. This increase of $1.4 million is the result of a $130 million or 13.1% increase in the average balance of interest-earning assets, offset by a 36 basis point decrease in the average yield from 7.42% in 1997 to 7.06% in 1998. Interest income from loans increased $2.3 million or 15.8% resulting from an increase in the average outstanding loan balances of $167.3 million or 22.8%, offset by a 46 basis point decrease in the average yield from 7.91% in 1997 to 7.45% in 1998. Interest income on mortgage-backed securities decreased $348,000 or 35.2% from the 1997 quarter due to a decrease of $21 million or 35.4% in the average balance. Investment securities interest income decreased by $362,000 or 26.7% from the 1997 quarter due to a decrease of $14.3 million or 15.8% in the average balance, along with a 78 basis point decrease in the average yield from 5.98% in 1997 to 5.20% in 1998. Interest income earned on federal funds sold decreased $191,000 or 12.2% from the 1997 quarter due to a decrease in the average balance of $3 million or 2.8% compounded by a 55 basis point decrease in the average yield from 5.64% in 1997 to 5.09% in 1998. At December 31, 1998, the weighted average yield on all interest-earning assets was 7.20% compared to 7.51% at December 31, 1997.

Interest Expense:

Interest expense increased by $1.2 million or 10.9% from the 1997 quarter to the 1998 quarter. The increase was due to an increase in the average deposits and borrowings of $122 million or 13.2%, offset by a 10 basis point decrease in the average rate paid on deposits and borrowings from 4.76% in 1997 to 4.66% in 1998. At December 31, 1998, the average rate payable on liabilities was 4.54% for deposits, 5.57% for borrowings and 4.60% for combined deposits and borrowings.

Provision for Loan Losses:

Parkvale's provision for loan losses decreased by $12,000 or 18.8% from the 1997 quarter to the 1998 quarter. Total reserves were 1.35% and 1.55% of gross loans at December 31, 1998 and June 30, 1998, respectively. Total loan loss reserves at December 31, 1998 were $13.2 million.

Nonperforming loans and real estate owned were $3.9 million, $4.7 million and $3.6 million at December 31, 1998, June 30, 1998 and December 31, 1997, representing 0.34%, 0.43% and 0.36% of total assets at the respective balance sheet dates. Foreclosed real estate at December 31, 1998 consists of $1.5 million in commercial office buildings and $696,000 in single family real estate. The company is currently evaluating the merits of remodeling the commercial office buildings prior to sale to maximize value upon sale. Alternatively, a loss on sale could occur if the properties were sold in an "as is" condition prior to any improvements.

Other Income:

Total other income increased by $403,000 or 63.5% from the 1997 quarter to the 1998 quarter due to the $300,000 gain from the sale of equity securities, specifically Freddie Mac stock. Absent this gain, other income increased $103,000 or 16.2%, primarily due to ATM surcharges assessed to non-Parkvale customers and increased service charges on all types of deposit and loan products.

Other Expense:

Total other expenses increased by $218,000 or 6.0% from quarter ended December 1997 to the quarter ended December 1998. The main component of other expense, compensation and employee benefits, increased by $162,000, or 8.6% due to normal merit raises combined with an increase in the number of full-time and part-time employees to better serve Parkvale customers and all types of deposit and loan products.

Results of Operations-Comparison of Six Months Ended December 31, 1998 & 1997

For the six months ended December 31, 1998, Parkvale had net income of $6.0 million or $0.91 per diluted share versus $5.4 million or $0.82 per diluted share for the comparable period in 1997. The $548,000 increase in net income for the six months ended December 31, 1998 reflects increased net interest income of $413,000 and increased fee income of $238,000, these items were partially offset by increased operating expenses of $428,000. Gains from security sales of $610,000 ($384,000 net of tax) are included in the 1998 results. Net interest income for the six months ended December 31, 1998 increased to $15.2 million from $14.8 million for the quarter ended December 31, 1997.

Interest Income:

Parkvale had interest income of $39.2 million during the six months ended December 31, 1998 versus $36.6 million during the comparable period in 1997. This increase of $2.6 million is attributable to an increase in the average interest-earning asset portfolio of $115.4 million or 11.8%, offset by a 31 basis point decrease in the average yield from 7.47% in 1997 to 7.16% in 1998. Interest income from loans increased $4.1 million or 14.4% due to an increase in the average loan balance of $149.0 million or 20.6%, offset by a 40 basis point decrease in the average yield from 7.94% in 1997 to 7.54% in 1998. Interest income on mortgage-backed securities declined by $701,000 or 34.2% from the first six months of the previous fiscal year. This was due to a decrease in the average portfolio of $21.0 million or 35.2%, offset by an 11 basis point increase in the average yield from 6.89% to 7.00%. Income from investments decreased by $882,000 or 32.7% from 1997 due to a decrease in the average investment balance of $19.3 million or 22.5% and by an 83 basis point decrease in the average yield from 6.28% in 1997 to 5.45% in 1998. Interest income earned on federal funds sold increased $54,000 or 1.7% from the prior six months ended December 1997. This was due to an increase of the average federal fund balance of $6.7 million or 6.0%, offset by a 22 basis point decrease in the average yield from 5.62% in 1997 to 5.40% in 1998.

Interest Expense:

Interest expense increased by $2.2 million or 10.1% from the 1997 six month period to the 1998 six month period. The increase was due to a rise in average deposits and borrowings of $109.6 million offset only slightly by an 8 basis point decrease in the average rate paid from 4.77% in 1997 to 4.69% in 1998.

Provision for Loan Losses:

Parkvale's provision for loan losses decreased by $42,000 or 26.8% from the 1997 to the 1998 six month period. Loan loss reserves were 1.14%, 1.21% and 1.41% of total assets at December 31, 1998, June 30, 1998 and December 31, 1997, respectively. Such reserves are decreasing as a percentage of total assets due to the growth of the loan portfolio, principally in low risk single family mortgage loans.

Other Income:

Other income increased by $848,000 or 69.8% for the six months ended
December 31, 1998 from the six months ended December 31, 1997. This was mainly due to a $610,000 gain from the sale of equity securities, primarily Freddie Mac stock. Absent this gain, other income increased $238,000 or 19.6%, due to ATM surcharges assessed to non-Parkvale customers and increased service charges on all types of deposit and loan products.


Other Expense:

Other expenses increased by $428,000 for the six month period ended December 31, 1998 from same period in 1997. The main component of other expense, compensation and employee benefits, increased by $407,000, or 10.8% due to normal merit increases combined with an increase in the number of full-time and part-time employees to better serve Parkvale customers and all types of deposit and loan products.

Liquidity and Capital Resources:

Federal funds sold decreased $71.2 million or 57.0% from June 30, 1998 to December 31, 1998 as a result of increased loan balances of $119.9 million mitigated somewhat by increased deposit balances of $49.0 million. Investment securities held to maturity increased $14.3 million or 14.4% from June 30, 1998 to December 31, 1998. Escrow for taxes and insurance decreased by $1.7 million or 18.1% as a result of the remittance of property taxes to the various taxing districts during the first quarter.

Shareholders' equity was $85.8 million or 7.4% of total assets at
December 31, 1998. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 1998, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.88% and 12.87%, respectively.
			      TierI     TierI          Tier II
			      Core      Risk-Based     Risk-Based
			      Capital   Capital        Capital
			      -------   -------        -------
Equity Capital (1)            $85,427   $85,427        $85,427
Less non-allowable
 intangible assets               (366)     (366)          (366)
Less unrealized securities
 gains                         (4,668)   (4,668)        (4,668)
Plus general valuation
 allowances (2)                    --        --          8,703
			      -------   -------        -------
Total regulatory capital       80,393    80,393         89,096
Minimum required capital       46,716    27,681         55,362
			      -------   -------        -------
Excess regulatory capital     $33,677   $52,712        $33,734

Adjusted total assets      $1,167,894  $692,024       $692,024

Regulatory capital as a
     percentage                 6.88%    11.62%         12.87%
Minimum capital required as a
     percentage                 4.00%     4.00%          8.00%
Excess regulatory capital as a
     percentage                 2.88%     7.62%          4.87%
Well capitalized requirement    5.00%     6.00%         10.00%

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended December 31, 1998.
(2)  Limited to 1.25% of risk adjusted total assets.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material adverse effects on Parkvale's liquidity, capital resources or operations.

Impact of Year 2000:

The year 2000 ("Y2K") issue primarily results from computer programs recognizing a two-digit date field rather than four digits to define the year. Computer software or hardware that is date sensitive may recognize
"00" as the year 1900 instead of the year 2000 which may cause system failure, miscalculations and other temporary disruptions of operations.

The Data Processing Committee has been assigned the task of managing Y2K compliance. This committee, which includes the Senior Vice President-Audit/Compliance, is chaired by the Vice President of Data Processing, who reports directly to the President and Chief Executive Officer. This committee's main focus is to resolve any problems associated with the Y2K issue in five phases: awareness, assessment, renovation, testing and implementation. The plan developed by the Data Processing Committee is based upon recommended guidelines provided by the Bank's primary regulator. The assessment stage entailed assessing the magnitude of the issues and identification of hardware, software, networks, automated teller machines, processing platforms and vendor dependencies along with budget allocations. The awareness and assessment stages have been completed.

During the renovation and testing phases, the Bank's primary data processing provider, DataOne Financial Systems, announced plans in July 1998 to discontinue business in mid 1999. Such service provider had represented to Parkvale that all appropriate programming changes would be completed and testing would be performed before the end of 1998. However, given the pending change of providers, the Bank did not participate in tests with the current primary service provider. At the time of DataOne's announcement and as part of the original contingency plan, Parkvale was in the process of evaluating data processing alternatives, including proposals from major software vendors and service bureau providers. Accordingly, During the December 1998 quarter, the Bank decided to bring the data processing function in house and has chosen a software vendor to provide necessary application software. This vendor is a leading full-service provider of integrated data processing and information management systems, and the systems chosen are fully Y2K compliant. The initial capitalized costs associated with the conversion are expected to approximate $1.7 million, which are expected to be amortized or depreciated over a five to ten year period. Operating expenses over the initial five year contract do not materially deviate from the current data processing annual expenses. Employee training and conversion planning sessions are currently underway, and the conversion process is expected to be completed during the first half of calendar 1999.

An ongoing assessment of business risk includes an assessment of other third party vendors' readiness for Y2K processing. Management has identified all third party vendors and communicated with vendors regarding the status of their Y2K compliance. Management is coordinating with third party vendors to perform testing where appropriate. If outside vendors are not Y2K compliant, alternative vendors will be contracted. Additionally, this assessment includes review of the Federal Reserve Fedline System. This system's hardware and software was tested during October through December 1998. Additional testing on minor systems is planned for the March 1999 quarter.

The Bank is monitoring loan and deposit customers for Y2K compliance. Commercial loan customers that are not Y2K compliant may represent a repayment risk. The lending department has distributed information regarding Y2K compliance to commercial loan borrowers. The Bank's initial assessment of commercial loan customers indicates an immaterial impact on Parkvale's statement of operations. Continued evaluation of this portfolio's growth will be performed by the Bank's management.

Parkvale's plan to complete Y2K compliance are based upon management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans due to unforeseen circumstances. In a worst case scenario, if difficulties are encountered during the system conversion process, employee compensation in the form of overtime pay and/or temporary employees may be necessary to address and resolve system related processing problems. Such costs are not expected to exceed $100,000. Considering that the complete conversion to Y2K compliant software is expected to occur more than six months in advance of January 1, 2000, the Bank will focus on contingency planning during the conversion process and throughout 1999 to ensure uninterrupted customer service.

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

Forward Looking Statements:

This quarterly report on Form 10-Q includes statements that may constitute forward looking statements, usually containing the words "believe," "estimate," "project," "expect," "intend" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-Looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which Parkvale operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, government legislation and regulation; and other risks detailed in this quarterly report on Form 10-Q and in other Securities and Exchange Commission filings. readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Parkvale undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                            None
Item 2.  Changes in Securities and Use of Proceeds                    None
Item 3.  Defaults Upon Senior Securities                              N/A
Item 4.  Submission of Matters to a Vote of Security Holders          None
Item 5.  Other Information                                            None
Item 6.  Exhibits and Reports on Form 8-K
 (a)  Exhibits
   27.   Financial Data Schedule
 (b)  Reports on Form 8-K                                             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				Parkvale Financial Corporation

DATE: February 16, 1999         By: /s/ Robert J. McCarthy, Jr.
      -----------------            ---------------------------
				   Robert J. McCarthy, Jr.
				   President and Chief Executive Officer

DATE: February 16, 1999         By: /s/ Timothy G. Rubritz
      -----------------            -----------------------
				   Timothy G. Rubritz
				   Vice President, Treasurer and
				   Chief Financial Officer