Form 10-Q
period 1999-03-31
PARKVALE FINANCIAL CORP
filed 1999-05-04
CIK 820907

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C., 20549

				FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

		FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

			COMMISSION FILE NO: 0-17411

			PARKVALE FINANCIAL CORPORATION
	---------------------------------------------------------
	(Exact name of registrant as specified in its charter)


    PENNSYLVANIA                                   25-1556590
------------------------------               ---------------------
  (State of incorporation)                    (I.R.S. Employer
                                             Identification Number)

	4220 William Penn Highway, Monroeville, Pennsylvania 15146
	------------------------------------------------------------------
	      (Address of principal executive offices; zip code)
	Registrant's telephone number, including area code:  (412) 373-7200

    Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

	Securities registered pursuant to Section 12(g) of the Act:
			Common Stock ($1.00 par value)
		-----------------------------------------
				Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The closing sales price of the Registrant's Common Stock on April 30, 1999 was $21.00 per share.

Number of shares of Common Stock outstanding as of April 30, 1999 was 6,198,493.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                         Page
--------------------------------------                   -----
Consolidated Statements of Financial Condition as of
March 31, 1999 and June 30, 1998                             3

Consolidated Statements of Operations for the Three
and Nine Months ended March 31, 1999 and 1998                4

Consolidated Statements of Cash Flows for the Nine
Months ended March 31, 1999 and 1998                       5-6

Consolidated Statements of Shareholders' Equity
as of March 31, 1999                                         6

Notes to Unaudited Interim Consolidated Financial
Statements                                                 7-8

Management's Discussion and Analysis of Financial
Condition and Results of Operations                       9-15

Part II - Other Information                                 15

Signatures                                                  15

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (Dollar amounts in thousands, except share data)
                                                March 31,    June 30,
		 ASSETS                           1999         1998
						---------    --------
					               (Unaudited)
Cash and noninterest-earning deposits          $   8,738   $   9,628
Federal funds sold                                94,400     124,900
Interest-earning deposits in other banks             454         475
Investment securities available for sale
(cost of $13,067 at March 31 and $8,060
 at June 30)                                      20,260      14,793
Investment securities held to maturity
(fair value of $64,829 at March 31 and
 $100,047 at June 30)                             64,217      99,199
Loans, net of allowance of $13,219 at March 31
  and $13,223 at June 30                         983,328     832,758
Foreclosed real estate, net of allowance
  of $15 at March 31 and at June 30                2,032       2,362
Office properties and equipment, net               2,649       2,377
Intangible assets and deferred charges               354         389
Prepaid expenses and other assets                  9,532       8,492
                                               ---------  ----------
 Total assets				      $1,185,964  $1,095,373
                                               =========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                              $1,022,494    $949,452
Advances from Federal Home Loan Bank              60,662      40,671
Escrow for taxes and insurance                     7,807       9,610
Other liabilities                                  7,251       7,160
Other debt         	                           3,028       4,420
                                               --------- -----------
                            Total liabilities $1,101,242  $1,011,313
SHAREHOLDERS' EQUITY                           --------- -----------
Preferred stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                -           -
Common stock ($1.00 par value; 10,000,000 shares
 authorized; March   6,734,894 shares issued,
 June   5,388,084 shares issued)                   6,735       5,388
Additional paid-in capital                         4,776       6,652
Treasury stock at cost (499,156 shares in March
   and 269,308* shares in June)                  (8,570)     (3,051)
Employee stock ownership plan debt                   -         (276)
Accumulated other comprehensive income             4,567       4,276
Retained earnings                                 77,214      71,071
                                               ---------  ----------
                   Total shareholders' equity     84,722      84,060
                                               ---------  ----------
  Total liabilities and shareholders' equity  $1,185,964  $1,095,373
                                               =========  ==========
  * Reflect the effect of the 5-for-4 stock split on October 14, 1998.

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share data)
                 	        Three months ended  Nine months ended
				   March 31,           March 31,
                     		 1999    1998      1999      1998
			        ------- --------  -------  --------
Interest Income:                  (Unaudited)         (Unaudited)
       Loans                   $17,742  $14,734    $50,600  $43,445
       Mortgage-backed securities  568      923      1,920    2,976
       Investments                 758    1,073      2,572    3,769
       Federal funds sold        1,009    1,809      4,222    4,968
                               -------  -------   -------- --------
        Total interest income   20,077   18,539     59,314   55,158
Interest Expense:
       Savings deposits         11,138   10,685     33,568   31,950
       Borrowings                  882      394      2,486      958
                                ------  -------    ------- --------
	 Total interest expense 12,020   11,079     36,054   32,908
                                 ------ --------  -------- --------
Net interest income              8,057    7,460     23,260   22,250
Provision for loan losses           44       51        159      208
       Net interest income after -----   ------     ------  -------
       provision for losses      8,013    7,409     23,101   22,042
                                ------- -------    -------  -------
Noninterest Income:
       Service charges on deposit
         accounts                  454      339      1,280    1,049
       Other fees and service
	 charges      		   184      198        618      513
       Gain on sale of assets       -     2,001        610    2,001
       Miscellaneous               113      109        306      299
                                 -----   ------     ------   ------
      	 Total other income        751    2,647      2,814    3,862
                                 -----   ------     ------   ------
Noninterest Expenses:
       Compensation and benefits 2,224    1,969      6,408    5,746
       Office occupancy            579      538      1,722    1,633
       Marketing                    88       75        287      314
       FDIC insurance              147      140        425      415
       Office supplies, telephone,
         and postage               253      249        782      701
       Miscellaneous               703    2,692      2,035    4,091
                                ------  -------   --------  -------
          Total other expense    3,994    5,663     11,659   12,900
                                ------  -------   --------  -------
Income before income taxes       4,770    4,393     14,256   13,004
Income tax expense               1,766    1,582      5,276    4,765
                                ------  -------   --------  -------
Net income                      $3,004   $2,811     $8,980   $8,239
                               =======  =======   ======== ========
Basic earnings per share         $0.47    $0.44      $1.41    $1.29
Diluted earnings per share       $0.47    $0.43      $1.38    $1.25
Dividends per share              $0.15    $0.12      $0.45   $0.328

All share amounts reflect the effect of the 5-for-4 stock split on October 14, 1998.

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Nine Months Ended March 31, 1999 and 1998
Increase (Decrease) in Cash and Cash Equivalents
(Dollar amounts in thousands)
					          1999        1998
					       -----------  ----------
Cash flows from operating activities:                (Unaudited)
       Interest received                         $59,085     $55,431
       Loan fees received                            273         231
       Other fees and commissions received         2,086       1,698
       Interest paid                            (35,997)    (32,877)
       Cash paid to suppliers and others        (13,928)    (12,675)
       Income taxes paid                         (3,549)     (3,480)
                                               ---------  ----------
       Net cash provided by operating activities   7,970       8,328

Cash flows from investing activities:
       Proceeds from sale of investment securities
         available for sale                          633       2,043
       Proceeds from maturities of investments 102,725 87,595 Purchase of investment securities available
         for sale                                (5,000)          --
       Purchase of investment securities held to
         maturity                               (78,970)    (41,804)
       Purchase (reduction) of deposits in other
         banks                                        21       (120)
       Purchase of loans                       (206,863)   (118,646)
       Proceeds from sales of loans                1,290       2,095
       Principal collected on loans              248,921     166,753
       Loans made to customers, net of loans in
         process                               (182,109)   (130,534)
       Other                                       (534)       (476)
                                              ----------  ----------
     Net cash used in investing activities     (119,886)    (33,094)

Cash flows from financing activities:
   Net increase in checking and savings accounts  20,773       9,386
   Net increase in certificates of deposit        52,269      30,698
   Proceeds from FHLB advances                    20,000      20,000
   Repayment of FHLB advances                        (8)     (5,009)
   Net decrease in other borrowings              (1,392)        (53)
   Decrease in borrowers' advances for tax
         and insurance                           (1,803)     (1,940)
   Cash dividends paid                           (2,681)     (1,855)
   Allocation of treasury stock to retirement
         plans                                     (133)         588
   Acquisition of treasury stock                 (6,499)          --
                                              ----------  ----------
 Net cash provided by financing activities        80,526      51,815
                                              ----------  ----------
Net increase (decrease) in cash and cash
         equivalents                            (31,390)      27,049
 Cash and equivalents at beginning of period     134,528     119,936
                                              ----------   ---------
       Cash and equivalents at end of period    $103,138    $146,985
                                              ==========   =========

Reconciliation of net income to net cash provided
       by operating activities:
						1999           1998
                                              ----------    ----------
Net income                                        $8,980     $8,239
Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                 296        395
       Accretion and amortization of loan fees and
         discounts				    (716)      (462)
Loan fees collected and deferred                     273        231
       Provision for loan losses                     159        207
       Gain on sale of assets                      (610)    (2,001)
       Decrease (increase) in accrued interest
         receivable                                 (77)        351
       Increase in other assets                    (800)    (2,068)
       Decrease in accrued interest payable           58         32
       Increase in other liabilities                 408      3,404
                                              -----------   ----------
       Total adjustments                          (1,009)        89
                                              -----------   ----------
Net cash provided by operating activities         $7,971     $8,328
                                              ===========   ==========

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $815,500 and $519,000 in the nine months ended March 31, 1999 and 1998, respectively.


PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands, except share data)

                                                       Employee   Accumulated
                                                        Stock       Other               Total
                           Common   Paid-in  Treasury Ownership Comprehensive Retained Shareholders'
                            Stock   Capital   Stock    Plan Debt   Income     Earnings   Equity
                          ---------------------- ------------------------------------ ----------
Balance, June 30, 1998      $5,388   $6,652  ($3,051)   ($276)     $4,276   $71,071   $84,060
Net income, nine months ended
 March 31, 1999                                          		      8,980     8,980
Dividends on common stock at
 $.45 per share 			                            	     (2,837)   (2,837)
Principal payments on employee
 stock ownership plan debt            		          276                    	  276
Transfer to reflect 5-4 split1,347   (1,347)                      		            0
Treasury stock purchased               	      (6,499)                         	       (6,499)
Other comprehensive income, net of tax
Unrealized gains on securities of $678
  net of reclassification adjustment for
  gains included in net income of $387                     	      291                 291
Exercise of stock options              (529)     980                                      451
                    	  ---------  ------ --------   ------    --------   --------- -------
Balance, March 31, 1999     $6,735   $4,776  ($8,570)      $0      $4,567   $77,214   $84,722
                          ========== ======  ========  =======   ========   =========  =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Statements of Operations
----------------------------------
The statements of operations for the three and nine months ended March 31, 1999 and 1998 are unaudited, but in the opinion of management reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results which may be expected for fiscal 1999. The Annual Report on Form 10-K for the year ended June 30, 1998 contains additional information and should be read in conjunction with this report.

2.  Stock Split
-----------------
On September 17, 1998, the Board of Directors declared a 5-for-4 stock split of Parkvale's common stock. The additional shares were paid on October 14, 1998 to stockholders of record at the close of business on September 30, 1998. This increased the outstanding shares by 1,346,810. No fractional shares were issued. All share amounts in this report have been restated to reflect this stock split.

3.  Earnings Per Share
---------------------------
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to FAS 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

                                  Three months ended   Nine months ended
				      March 31,            March 31,
                                   1999      1998        1999       1998
				--------   --------   ---------   --------
Numerator for basic and diluted
  earnings per share:
       Net income (in 000's)       $3,004     $2,811      $8,980     $8,239
Denominator:
       Weighted average shares
         for basic earnings per
         share    	 	6,306,606  6,412,201   6,360,718  6,387,715
       Effect of dilutive employee
         stock options       	  116,148    229,105     141,589    223,778
                                 --------- ----------   --------  ---------
       Weighted average shares
         for dilutive earnings
         per share               6,422,754  6,641,306   6,502,307 6,611,493
                                =========== ==========  ========= =========
Net income per share:
       Basic                         $0.47      $0.44      $1.41     $1.29
       Diluted                       $0.47      $0.43      $1.38     $1.25

4.  Comprehensive Income
---------------------------------
As of July 1, 1998, the Corporation adopted FAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components. Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. Prior period financial statements have been reclassified to conform to the requirements of FAS 130. For the nine months ended March 31, 1999 and 1998, total comprehensive income amounted to $9.3 and $8.7 million, respectively.

5.  Loans:
-----------
Loans are summarized as follows:                  March 31,       June 30,
                                                    1999           1998
						------------     ---------
First mortgage loans:                           (Dollar amounts in thousands)
  Residential:
   1-4 Family 					     $801,431     $683,504
   Multifamily                   		       16,024       13,024
   Commercial                          		       31,030       24,869
Other						       12,205       12,085
                                          	       ------     ---------
                                                      860,690      733,482
Consumer loans                                        122,980      106,266
Commercial business loans                              20,942       11,592
Loans on savings accounts                               2,556        2,665
                                                     ----------   ---------
                                                    1,007,168      854,005
Less: Loans in process                                 10,676        7,652
Allowance for loan losses     		       	       13,219       13,223
Unamortized discount (premium) and
   deferred loan fees                         		  (55)         372
                                                    ----------   ---------
Loans, net                                     	    $ 983,328     $832,758
                                                    ==========   ==========
Nonaccrual loans                                       $1,774       $2,366
  as a percent of total assets                		0.15%        0.22%

The following summary sets forth the activity in the allowance for loan losses for the nine months ended March 31:
							1999         1998
                                                    ---------   ----------
Beginning balance                                   $13,223        $14,266
Provision for losses - mortgage loans                	105             78
Provision for losses - consumer loans                 	 54            130
Loans recovered                                          67             69
Loans charged off                                      (230)          (218)
                                                   ---------    ----------
Ending balance                                      $13,219    	   $14,325
                                                   ==========	==========

Loans are placed on nonaccrual status when in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $120 for the nine months ended March 31, 1999 and $181 for the year ended June 30, 1998.

Nonaccrual, substandard and doubtful commercial and other real estate loans are normally considered to be impaired loans. However the Bank had no loans classified as impaired at March 31, 1999. Impaired assets include $2,032 of foreclosed real estate as of March 31, 1999 which is recorded at the lower of acquisition costs or fair value.

PARKVALE FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except share data)
Balance Sheet Data:                            March 31,
					     1999      1998
					  ---------  ---------
Total assets                             $1,185,964 $1,055,508
Loans, net                                  983,328    787,606
Interest-earning deposits and
       federal funds sold                    94,854    135,953
Total investments                            84,477    107,821
Savings deposits                          1,022,494    921,328
FHLB Advances                                60,662     30,674
Other borrowings                              3,028      4,461
Shareholders' equity                         84,722     82,502
Book value per share                         $13.59     $12.82

Statistical Profile:              Three Months Ended    Nine Months Ended
				    March 31,  (1)          March 31, (1)
                                      1999      1998      1999    1998
Average yield earned on all         -------   ------    ------    ------
       interest-earning assets        7.08%    7.28%     7.13%     7.40%
Average rate paid on all
       interest-bearing liabilities   4.51%    4.68%     4.63%     4.74%
Average interest rate spread          2.57%    2.60%     2.50%     2.66%
Net yield on average
       interest-earning assets        2.84%    2.93%     2.80%     2.99%
Other expenses to average assets      1.37%    2.17%     1.36%     1.69%
Other expenses to average assets
       without unusual items                   1.44%               1.44%
Efficiency ratio                     45.35%   56.03%    44.72%    49.40%
Taxes to pre-tax income              37.02%   36.01%    37.01%    36.64%
Return on average assets              1.03%    1.08%     1.05%     1.08%
Return on average equity             14.78%   14.54%    14.81%    14.63%
Average equity to average
       total assets                   6.96%    7.42%     7.07%     7.36%

						 At March 31,
					       1999      1998
					     --------   -------
One year gap to total assets                  -0.94%    -0.98%
Intangibles to total equity                    0.42%     0.48%
Capital to assets ratio                        7.14%     7.82%
Ratio of nonperforming assets to total assets  0.32%     0.52%
Number of full-service offices                   30        29

(1) The applicable income and expense figures have been annualized in calculating the percentages.

Results of Operations - Comparison of Three Months Ended March 31, 1999
  and 1998

For the three months ended March 31, 1999, Parkvale reported net income of $3.0 million or $0.47 per diluted share up 6.9% (or 10.5% on a per share basis) from net income of $2.8 million or $0.43 per diluted share for the quarter ended March 31, 1998. The $193,000 increase in net income for the March 1999 quarter primarily reflects an 8.0% increase in net interest income of $597,000. For the quarter ended March 31, 1999, net interest income increased to $8.1 million from $7.5 million for the quarter ended March 31, 1998. The fiscal 1999 quarterly results do not include any unusual items or gains from the sale of assets, which occurred in fiscal 1998.

Interest Income:

Parkvale had interest income of $20.1 million during the three months ended March 31, 1999 versus $18.5 million during the comparable period in 1998. This increase of $1.5 million is the direct result of a $115.7 million or 11.4% increase in the average balance of interest-earning assets, offset by a 20 basis point decrease in the average yield from 7.28% in 1998 to 7.08% in 1999. Interest income from loans increased $3.0 million or 20.4% resulting from the $207.0 million or 27.5% increase in the average outstanding loan balances, mitigated by a 43 basis point decrease in the average yield from 7.83% in 1998 to 7.40% in 1999. Consistent with Parkvale s ongoing practice of supplementing our loan originations, when necessary, with purchases of adjustable rate mortgage loans (after subjecting such credits to our normal underwriting standards), the average loan increase includes loan purchases of $52.6 million during the quarter and fiscal year to date purchases of $208.0 million.

Conversely, interest income on mortgage-backed securities for the 1999 quarter decreased $355,000 or 38.5% from the 1998 quarter due to a decrease of $20.8 million or 38.7% in the average balance, offset only slightly by a three basis point increase in the average yield from 6.85% in 1998 to 6.88% in 1999. Investment securities interest income decreased by $315,000 or 29.4% from the 1998 quarter due to a decrease of $23.5 million or 29.4% in the average balance with only a one basis point increase in the average yield from 5.37% in 1998 to 5.38% in 1999. Interest income earned on federal funds sold decreased $800,000 or 44.2% from the 1998 quarter due to a decrease in the average balance of $46.9 million or 35.6%, compounded by a 73 basis point decrease in the average yield from 5.49% in 1998 to 4.76% in 1999. At March 31, 1999, the weighted average yield on all interest earning assets was 7.12% compared to 7.20% at December 31, 1998 and 7.43% at March 31, 1998.

Interest Expense:

Interest expense increased by $941,000 or 8.5% from the 1998 to the 1999 quarter. The increase was due to an overall rise in the average deposits and borrowings of $119 million or 12.6% offset by a 17 basis point decrease in the average rate paid on deposits and borrowings from 4.68% in 1998 to 4.51% in 1999. At March 31, 1999, the average rate payable on liabilities was 4.39% for deposits, 5.56% for borrowings and 4.46% for combined deposits and borrowings.

Provision for Loan Losses:

Parkvale's provision for loan losses decreased by $7,000 or 13.7% from the 1998 quarter to the 1999 quarter. Total reserves were 1.31% and 1.55% of gross loans at March 31, 1999 and June 30, 1998, respectively. Non-performing loans and foreclosed real estate were $3.8 million, $4.7 million and $5.5 million at March 31, 1999, June 30, 1998 and March 31, 1998, representing 0.32%, 0.43% and 0.52% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 1999 were $13.2 million, and nonaccrual loans were $1.8 million, which represents 0.15% of total assets at that date.

Other Income:

Total other income decreased by $1.9 million in 1999 due to the prior year gain of $2.0 million on the sale Freddie Mac common stock from the investment securities available for sale portfolio. Absent this gain, other income increased $105,000 or 16.25%, primarily due to ATM surcharges assessed to non-Parkvale customers and increased service charges on all types of deposit and loan products.

Other Expense:

Total other expenses decreased by $1.7 million from 1998 due to the prior year charge of $2.0 million to settle a contractual dispute regarding Parkvale's former headquarters. Excluding the unusual charge, other expenses would have increased $332,000 or 9.1% due mainly to the $255,000 or 13.0% increase in compensation and employee benefits. This increase is the result of normal merit pay increases combined with additional full-time and part- time employees to better serve Parkvale customers.

Results of Operations - Comparison of Nine Months Ended March 31, 1999 and 1998

Net income for the nine months ended March 31, 1999 was $9.0 million or $1.38 per diluted share compared to $8.2 million or $1.25 per diluted share for the nine months ended March 31, 1998. The $741,000 (or 9.0%) growth in net income was derived from normal operations and reflects an increase of $1.0 million in net interest income due mainly to an overall rise in loan volumes and lower deposit costs throughout the period. Net interest income was $23.3 million for the nine months ended March 31, 1999, up from $22.2 million for the nine months ended March 31, 1998.

Interest Income:

Parkvale had interest income of $59.3 million during the nine months ended March 31, 1999 and $55.2 million during the comparable period in 1998. This $4.2 million or 7.5% increase is attributable to an increase in the average interest-earning asset portfolio of $115.5 million or 11.6% offset by a 27 basis point decrease in the average yield from 7.40% in 1998 to 7.13% in 1999. Interest income from loans increased $7.2 million or 16.5% due to an increase in the average loan balance of $168.3 million or 23.0%, offset somewhat by a 41 basis point decrease in the average yield from 7.90% in 1998 to 7.49% in 1999. Consistent with Parkvale's ongoing practice of supplementing our loan originations, when necessary, with purchases of adjustable rate mortgage loans (after subjecting such credits to our normal underwriting standards), the average loan increase includes loan purchases of $208.0 million during the fiscal year to date.

Interest income on mortgage-backed securities declined by $1.1 million or 35.5% due to a decrease in the average portfolio of $20.9 million or 36.3%. Income from investments decreased by $1.2 million or 31.8% from 1998 due to a $20.7 million or 24.7% decrease in the average balance, compounded by a 56 basis point decrease in the average yield from 5.99% in 1998 to 5.43% in 1999. Federal funds sold income decreased by $746,000 or 15.0%. The average federal funds sold balance decreased by $11.2 million or 9.4% along with a 34 basis point decrease in the average yield from 5.57% in 1998 to 5.23% in 1999.

Interest Expense:

Interest expense increased by $3.1 million from the 1998 nine month period to the 1999 nine month period due to a $112.8 million or 12.2% increase in the balance of average deposits and borrowings. This increase was mitigated somewhat by an 11 basis point decrease in the average rate paid on deposits and borrowings from 4.74% in 1998 to 4.63% in 1999.

Provision for Loan Losses:

Parkvale's provision for loan losses decreased by $49,000 or 23.6% from the 1998 to the 1999 period. Loan loss reserves were 1.11%, 1.21% and 1.36% of total assets at March 31, 1999, June 30, 1998 and March 31, 1998, respectively.

Other Income:

Other income decreased $1.1 million primarily due the prior year gain of $2.0 million on the sale of Freddie Mac common stock from the investment securities available for sale portfolio. Absent this gain, other income increased $953,000 or 51.21%, primarily due to ATM surcharges assessed to non-Parkvale customers and increased service charges on all types of deposit and loan products.

Other Expense:

Other expenses decreased by $1.2 million for the nine month period ending March 31, 1999 compared to the same period in 1998 due to the prior year charge of $2.0 million to settle a contractual dispute regarding Parkvale's former headquarters. Excluding the unusual charge, other expenses would have increased by $759,000 or 7.0% due mainly to the $662,000 or 11.5% increase in compensation and employee benefits. This increase is the result of normal merit pay increases combined with additional full-time and part-time employees to better serve Parkvale customers.

Liquidity and Capital Resources:

Federal funds sold decreased $30.5 million or 24.4% from June 30, 1998 to March 31, 1999 as a result of increased loan balances of $150.6 million slightly offset by increased deposit balances of $73.0 million. Investment securities held to maturity decreased by $35.0 million or 35.3% from June 30, 1998 to March 31, 1999. Escrow for taxes and insurance decreased by $1.8 million or 18.8% as a result of the remittance of property taxes to the various taxing districts during the fiscal year.

Shareholders' equity was $84.7 million or 7.1% of total assets at March 31, 1999. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 1999, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.74% and 12.99%, respectively.
   					 Tier I    Tier I     Tier II
   				          Core   Risk-Based Risk-Based
				        Capital    Capital    Capital
             			      ---------- ---------  ---------
Equity Capital (1)                     $84,907    $84,907    $84,907
Less non-allowable intangible assets     (354)      (354)      (354)
Less unrealized securities gains       (4,144)    (4,144)    (4,144)
Plus general valuation allowances (2)      --         --      8,616
                                      --------   --------   --------
   Total regulatory capital             80,409     80,409     89,025
Minimum required capital                47,728     27,572     54,809
                                      --------   --------   --------
   Excess regulatory capital           $32,681    $52,837    $34,216
   Adjusted total assets            $1,192,961   $689,292   $685,110

Regulatory capital as a percentage       6.74%     11.67%     12.99%
Minimum capital required as a percentage 4.00%      4.00%      8.00%
				       -------    -------    -------
Excess regulatory capital as a
  percentage			         2.74%      7.67%      4.99%
 				       =======    =======    =======

Well capitalized requirement             5.00%      6.00%     10.00%
-----------------------------------------------
(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended March 31, 1999.

(2)    Limited to 1.25% of risk adjusted total assets.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

Impact of Year 2000:

The year 2000 ("Y2K") issue primarily results from computer programs recognizing a two-digit date field rather than four digits to define the year. Computer software or hardware that is date sensitive may recognize "00" as the year 1900 instead of the year 2000 which may cause system failure, miscalculation and other temporary disruptions of operation.

Parkvale has assigned a Data Processing Committee the task of managing Y2K compliance. This committee, which includes the Senior Vice President- Audit/ Compliance, is chaired by the Vice President of Data Processing, who reports directly to the President and Chief Executive Officer. This committee's main focus is to resolve any problems associated with the Y2K issue in five phases: awareness, assessment, renovation, testing and implementation. The plan developed by the Data Processing Committee is based upon recommended guidelines provided by the Bank's primary regulator. The assessment stage entailed assessing the magnitude of the issues and identification of hardware, software, networks, automated teller machines, processing platforms and vendor dependencies along with budget allocation. The awareness and assessment stages have been completed. During the renovation and testing phases, the Bank's primary data processing provider announced plans to discontinue business by mid-1999. As part of the original contingency plan, Parkvale was in the process of evaluating data processing alternatives, including proposals from major software vendors and service bureau providers. The Bank ultimately decided to bring the data processing function in house and selected a full-service provider of integrated data processing and information manage-ment systems to provide the necessary application software, which is fully Y2K compliant. Employee training and conversion planning sessions are currently underway, and the conversion process is expected to be completed by the end of July 1999.

The initial capitalized costs associated with the conversion are expected to approximate $1.7 million, which are expected to be amortized or depreciated over a five to ten year period. Operating expenses over the initial five year contract do not materially deviate from the current data processing annual expenses.

An ongoing assessment of business risk includes an assessment of other third party vendors' readiness for Y2K processing. Management has identified all third party vendors and communicated with vendors regarding the status of the Y2K compliance. Management is coordinating with third party vendors to perform testing where appropriate. If outside vendors are not Y2K compliant, alter-native vendors will be contracted. Additionally, this assessment includes review of the Federal Reserve Fedline System. This system's hardware and software were tested during the second quarter of fiscal 1999. Additional Fedline testing and testing on minor systems is currently taking place.

The Bank is also monitoring loan and deposit customers for Y2K compliance. Commercial loan customers that are not Y2K compliant may represent a repayment risk. The lending department has distributed information regarding Y2K compliance to commercial loan borrowers and continues to distribute this information to new borrowers. The Bank's initial assessment of commercial loan customers indicates an immaterial impact on Parkvale's statement of operations. Continued evaluation of this portfolio s growth will be performed by the Bank s management.

Parkvale s plans to complete Y2K compliance are based upon management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans due to unforeseen circumstances. In a worst case scenario, if difficulties are encountered during the system conversion process, employee compensation in the form of overtime pay and/or temporary employees may be necessary to address and resolve system related processing problems. Such costs are not expected to exceed $100,000. Considering that the complete conversion to Y2K compliant software is expected to occur approximately five months in advance of January 1, 2000, the Bank will focus on contingency planning during the conversion process and throughout 1999 to ensure uninterrupted customer service.

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

Forward Looking Statements:

This quarterly report on Form 10-Q includes statements that may constitute forward looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to the following: changes in economic conditions (both generally and more specifically in the markets in which Parkvale operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, government legislation and regulation; and other risks detailed in this quarterly report on Form 10-Q and in other Securities and Exchange Commission filings readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Parkvale undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                               None
Item 2.  Changes in Securities and Use of Proceeds       None
Item 3.  Defaults Upon Senior Securities                 N/A
Item 4.  Submission of Matters to a Vote of
 	  Security Holders     				 None
Item 5.  Other Information                               None
Item 6.  Exhibits and Reports on Form 8-K
         (b) Exhibits
	     27. Financial data schedule
         (b) Reports on Form 8-K                          None

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Parkvale Financial Corporation

DATE: May 3, 1999                         By: /s/ Robert J. McCarthy,Jr.
      -------------------                     ----------------------------
                                          Robert J. McCarthy, Jr.
                                          President and
                                          Chief Executive Officer

DATE: May 3, 1999                         By: /s/ Timothy G. Rubritz
      -------------------                    ----------------------------
                                          Timothy G. Rubritz
                                          Vice President, Treasurer and
                                          Chief Financial Officer