Form 10-K405
period 1999-06-30
PARKVALE FINANCIAL CORP
filed 1999-09-23
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

As of September 15, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $19.06 per share on such date was $92,031,138. Excluded from this computation are 703,138 shares held by all directors and executive officers as a group and 501,542 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 15, 1999: 6,032,543

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Annual Report to Shareholders for Fiscal Year ended June 30, 1999. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 1999 Annual Report to Shareholders is not deemed to be
filed as part of this report.                               Part II

Proxy Statement for Annual Meeting of Shareholders dated September 20, 1999. The definitive proxy statement was filed with the Commission on September 17, 1999.
                                                            Part III

PART I.

ITEM 1.  BUSINESS
                                  INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its subsidiary, Parkvale Savings Bank ("Parkvale" or "the Bank"), is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. Parkvale is also involved in lending in the greater Washington, D.C.; Columbus and Cincinnati, Ohio areas through its wholly-owned subsidiary, Parkvale Mortgage Corporation ("PMC"). The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note N of Notes to the Consolidated Financial Statements in the 1999 Annual Report to Shareholders filed as Exhibit 13 hereto ("1999 Annual Report") for additional details regarding PFC. In July 1998, the Bank adopted the use of the name Parkvale Bank for advertising and signage purposes.

                                    THE BANK
GENERAL

The Bank conducts business in the greater Pittsburgh metropolitan area through 30 full-service offices in Allegheny, Beaver, Butler and Westmoreland Counties. With total assets of $1.2 billion at June 30, 1999, Parkvale was the fifth largest financial institution headquartered in the Pittsburgh metropolitan area and twelfth largest financial institution with a significant presence in Western Pennsylvania.

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

Parkvale derives its income primarily from interest charged on loans and interest on investments, and, to a lesser extent, service charges and fees. Parkvale's principal expenses are interest on deposits and borrowings and operating expenses. Funds for lending activities are provided principally by deposits, loan repayments, Federal Home Loan Bank ("FHLB") advances and other borrowings, and earnings provided by operations.

Lower housing demand in Parkvale's primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $243.1 million and $183.0 million in fiscal 1999 and 1998, respectively. These represent 64.3% and 65.4% of total mortgage loan originations and purchases for the fiscal year 1999 and 1998, respectively. In addition, Parkvale operates loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia; Columbus and Cincinnati, Ohio. During fiscal 1999, PMC originated a total of $42.6 million or 11.3% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, decreased from $4.7 million at June 30, 1998 to $3.3 million at June 30, 1999. The $1.4 million decrease in fiscal 1999 related primarily to foreclosed real estate activity. See "Lending Activities- Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk ("IRR") is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historically liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) deployed excess liquidity, (4) emphasized the origination of short-term and/or variable rate consumer loans and (5) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. More recently from a gap perspective, the excess of interest-bearing liabilities over interest-earning assets which reprice or mature in one year or less was -5.10% of total assets at June 30, 1999 compared to 0.07% of total assets at June 30, 1998. The cumulative five year gap ratio was 0.86% at June 30, 1998 and 8.44% at June 30, 1999. Key components of the asset and liability management program are as follows: ARM loans represented approximately 69.7% of the Bank's real estate loan portfolio at June 30, 1999 compared to 66.5% and 63.8% at June 30, 1998 and 1997, respectively. Deposits with terms in excess of one year or more increased $12 million from $569.9 million at June 30, 1998 to $581.9 million at June 30, 1999.

Parkvale was originally chartered in 1943 as Park Savings and Loan Association and was renamed as a result of its merger with Millvale Savings and Loan Association in 1968. Parkvale converted to a state chartered savings bank in 1993. Such charter conversion resulted in the replacement of the Office of Thrift Supervision ("OTS") by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking ("Department") as the Bank's primary regulators. As a Pennsylvania-chartered savings bank, deposits continue to be insured by the FDIC and Parkvale retains its membership in the FHLB of Pittsburgh. The savings bank continues to conduct business in a manner substantially identical to the conduct of its business as a savings association. The OTS retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. Parkvale is further subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters.

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

The challenge is the delivery of financial products at competitive prices. This translates to the spreading of costs of services over a greater number of customers and has spurred banks to adopt technological skills so that customers will ultimately do all their banking without ever having to walk into a branch, consequently, reducing operating costs.

Parkvale does not foresee the dissolution of the community banking sector. Parkvale expects a tiering of institutions with several large national and regional firms on the one hand and a sizeable number of community institutions and niche players on the other.

Parkvale's economic outlook is characterized by continuing moderate economic growth and low inflation. On June 30, 1999, the Federal Reserve increased the federal funds target rate by 25 basis points. This increase, which was widely anticipated, resulted in slight increases in both loan and deposit interest rates being offered in the fourth quarter of fiscal 1999.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial market. For additional discussion of asset/liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

                                    BUSINESS

LENDING ACTIVITIES

           LOAN ACTIVITY AND PORTFOLIO COMPOSITION

The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

                                                                1999            1998            1997
                                                                           (In Thousands)
TOTAL LOANS RECEIVABLE AT BEGINNING OF YEAR................   $  854,005       $732,326         $644,794
                                                              ----------       --------         --------
Real estate loan originations:
  Residential:
    Single family (1)......................................       85,003         76,719           41,692
    Multifamily............................................           --          1,530            2,487
  Construction -Single family..............................        7,015          6,325            7,584
  Commercial...............................................       42,789         12,076            8,259
                                                              ----------       --------         --------
TOTAL REAL ESTATE LOAN ORIGINATIONS........................      134,807         96,650           60,022
Consumer loan originations.................................       95,613         84,660           61,541
Commercial loan originations...............................       17,403         11,904            7,846
                                                              ----------       --------         --------
TOTAL LOAN ORIGINATIONS....................................      247,823        193,214          129,409
Purchase of loans..........................................      243,121        182,974          104,428
                                                              ----------       --------         --------
TOTAL LOAN ORIGINATIONS AND PURCHASES......................      490,944        376,188          233,837
Principal loan repayments..................................      106,072        101,850           77,650
Mortgage loan payoffs......................................      220,664        150,004           66,897
Sales of whole loans.......................................        1,399          2,653            1,758
                                                              ----------       --------         --------
   Net increase in loans...................................      162,809        121,681           87,532
                                                              ----------       --------         --------
TOTAL LOANS RECEIVABLE- END OF YEAR........................    1,016,814        854,005          732,326
Less:  Loans in process....................................        7,639          7,652            6,393
       Allowance for loan losses...........................       13,253         13,223           14,266
       Unamortized discounts & loan fees...................          251            372              799
                                                              ----------       --------         --------
NET LOANS RECEIVABLE AT END OF YEAR........................   $  995,671       $832,758         $710,868
                                                              ==========       ========         ========

---------------
(1) Includes $42.6 million, $54.9 million and $23.7 million of loans originated by PMC during fiscal 1999, 1998 and 1997, respectively.

At June 30, 1999, Parkvale's net loan portfolio amounted to $995.7 million, representing 82.8% of Parkvale's total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA"). Conventional loans secured by single family and multifamily residential properties amounted to $802.1 million or 80.6% of the net loan portfolio at June 30, 1999, and loans secured by commercial properties represented $41.6 million or 4.2% of the net loan portfolio. FHA/VA loans accounted for an additional $4.9 million or 0.5% of the net loan portfolio at June 30, 1999. The Bank is a traditional mortgage lender and if it were subject to the "Qualified Thrift Lender" ("QTL") requirements, 91.0% of its assets are considered to be "qualifying" at June 30, 1999.

Total consumer loans were $132.2 million or 13.3% of the net loan portfolio at June 30, 1999. Commercial loans represented 2.3% of the net loan portfolio at that date.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at June 30.

                                                 1999                     1998                        1997
                                         Amount           %         Amount         %          Amount          %
                                         --------      -----       --------      -----        -------      -----
Real estate loans:
     Residential:                                              (Dollars in Thousands)
         Single family (1)               $785,160       78.9        677,175       81.3        578,906       81.4
         Multifamily (2)                   16,920        1.7         13,024        1.6         16,825        2.4
         FHA/VA                             4,913        0.5          6,329        0.8          7,829        1.1
     Commercial                            41,596        4.2         24,869        2.9         17,724        2.5
     Other (3)                             12,452        1.2         12,085        1.5          9,329        1.3
                                        ---------      -----       --------      -----       --------      -----
Total real estate loans                   861,041       86.5        733,482       88.1        630,613       88.7
Consumer loans (4)                        129,452       13.0        106,266       12.8         90,305       12.7
Deposit loans                               2,749        0.3          2,665        0.3          3,076        0.4
Commercial loans                           23,572        2.3         11,592        1.4          8,832        1.2
                                        ---------      -----       --------      -----       --------      -----
Total loans receivable                  1,016,814      102.1        854,005      102.6        732,326      103.0
Less:
     Loans in process                       7,639        0.8          7,652        0.9          6,393        0.9
     Allowance for losses                  13,253        1.3         13,223        1.6         14,266        2.0
     Unamortized premiums
         and discounts                        251        0.0            372        0.1            799        0.1
                                        ---------      -----       --------      -----       --------      -----
Net loans receivable                     $995,671        100%      $832,758        100%      $710,868        100%
                                        =========      =====       ========      =====       ========      =====

                                                                           1996                       1995
                                                                    Amount         %          Amount          %
                                                                    ------       -----        ------        -----
Real estate loans:
     Residential:                                                                (Dollars in Thousands)
         Single family (1)                                          507,566       81.2        412,145       78.6
         Multifamily (2)                                             17,375        2.8         22,894        4.4
         FHA/VA                                                       9,516        1.5         11,294        2.1
     Commercial                                                      19,516        3.1         18,435        3.5
     Other (3)                                                        2,387        0.4          3,196        0.6
                                                                   --------      -----       --------      -----
Total real estate loans                                             556,360       89.0        467,964       89.2
Consumer loans (4)                                                   76,224       12.2         69,197       13.2
Deposit loans                                                         3,285        0.5          3,253        0.6
Commercial loans                                                      8,925        1.4          4,542        0.9
                                                                   --------      -----       --------      -----
Total loans receivable                                              644,794      103.1        544,956      103.9
Less:
     Loans in process                                                 4,386        0.7          4,816        0.9
     Allowance for losses                                            13,990        2.2         13,136        2.5
     Unamortized premiums
         and discounts                                                  966        0.2          2,459        0.5
                                                                   --------      -----       --------      -----
Net loans receivable                                               $625,452        100%      $524,545        100%
                                                                   ========      =====       ========      =====

---------------
(1)      Includes first mortgages secured by one to four unit residences.
(2)      Includes short-term construction loans to developers.
(3)      Loans for purchase and development of land.
(4) Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of loans in each category to total loans at June 30.

                                               1999         1998         1997         1996         1995
                                               ----         ----         ----         ----         ----
Real estate loans                               84.7%        85.9%        86.1%        86.3%        85.9%
Consumer loans                                  13.0         12.7         12.8         12.3         13.3
Commercial loans                                 2.3          1.4          1.1          1.4          0.8
                                               -----        -----        -----        -----        -----
Total Loans                                    100.0%       100.0%       100.0%       100.0%       100.0%
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

Amounts Due in                                      Real Estate            Commercial
Years Ending June 30,                                Loans (1)                Loans
---------------------                               -----------            ----------
                                                             (In Thousands)
2000                                                  $  5,592                $6,787
2001 - 2004                                             24,347                 7,350
2005 and thereafter                                    831,102                 9,435
                                                      --------               -------
Gross loans receivable (2)                            $861,041               $23,572
                                                      ========               =======

---------------
(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.
(2) Variable rate and ARM loans represent approximately 69.8% of gross loans receivable at June 30, 1999. Of the $872.2 million principal amount of loans maturing after June 30, 2000, loans with an aggregate principal amount of $273.7 million have fixed interest rates and loans with an aggregate principal amount of $598.5 million have variable or adjustable interest rates.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. During fiscal 1999 and 1998, borrowers were refinancing their mortgage loans in order to take advantage of the lower market rates, as was the case in the early 1990's.

         ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally-insured savings bank, Parkvale has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 1999, the majority of loans in Parkvale's portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan area. However, 50.9% and 45.3% of Parkvale's total mortgage loan portfolio at June 30, 1999 and 1998, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Colorado, Michigan, Illinois, and Washington. The increase in loans secured by out-of-state properties is due to the loan purchases of $243.1 million, which amounted to 64.3% of Parkvale's total origination and purchases for fiscal 1999. See further discussion below.

Currently, new loans are originated by Parkvale primarily within its primary market area or through the PMC offices. In addition, Parkvale purchases loan participations and whole loans from other institutions.

All of Parkvale's mortgage lending is subject to its written underwriting standards and to loan origination procedures approved by the Board of Directors. Decisions on loan applications are made on a number of factors including, but not limited to, property valuations by independent appraisers, credit history and cash flow available to service debt. The Loan Committee of Parkvale consists of executive officers and is authorized to approve all loans up to $500,000. At least three executive officers must be present to hold a meeting of the Loan Committee. Loans exceeding $500,000 must be approved by the Board of Directors.

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

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 1999, 1998 and 1997 were $134.8 million, $193.2 million and $129.4 million, respectively. Similar to fiscal 1996, favorable rates throughout fiscal 1998 increased housing and refinancing demand as well as commercial and consumer loan demand. Conversely, originations were relatively lower in fiscal 1997 and fiscal 1999 due to a decrease in mortgage demand.

LOAN PURCHASES. The asset/liability strategy of owning ARM loans to remain flexible in a volatile interest rate environment was evident during fiscal 1999 as Parkvale increased loan purchases to $243.1 million from $183.0 million in fiscal 1998. In fiscal 1999, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls or when yields on whole loans are greater than similarly securitized loans. These loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

         RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 83.6%, 84.9% and 88.0% of total mortgage loan originations and purchases in fiscal 1999, 1998 and 1997, respectively. At June 30, 1999, 69.7% of Parkvale's total residential loan portfolio was represented by ARMs. ARM loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets.

         COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages increased from $24.9 million at June 30, 1998 to $41.6 million at June 30, 1999. During fiscal 1998, management decided to gradually increase Parkvale's exposure to the local commercial real estate loan market. These loans offer more attractive yields than residential real estate loans, but are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the

Pittsburgh area, which traditionally has not experienced the dramatic real estate price increases and decreases which have occurred in certain other geographic areas.

         CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, home improvement loans, charge card, automobile and sub-prime loans. Total consumer loans outstanding at June 30, 1999 increased by 21.8% to $129.5 million from $106.3 million at June 30, 1998. Parkvale has been granting home equity lines of credit at up to 120% of collateral value at competitive introductory rates. Of an aggregate $41.9 million in outstanding lines of credit at June 30, 1999, $5.3 million have a loan to value ratio greater than 100% and $11.0 million have a loan to value ratio ranging from 81% to 100%. These loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans.

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

Parkvale offers Visa and Visa Gold cards through the Independent Bankers Association of America. Annual fees were waived through June 30, 1999. Credit card balances outstanding totalled $4.2 million, $5.6 million and $5.0 million at June 30, 1999, 1998 and 1997, respectively. The balance decreased in fiscal 1999 primarily due to higher interest rates charged on outstanding balances, which increased from 9.84% in fiscal 1998 to 13.75% in 1999.

Parkvale began offering subprime loans through our subsidiary, Parkvale Financial Service beginning in fiscal 1998. This new portfolio has generated $5.4 million of secured loans during fiscal 1999 and $4.6 million during fiscal 1998.

         COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $23.6 million and $11.6 million at June 30, 1999 and 1998, respectively. The increased loans in fiscal 1999 were the result of additional resources dedicated toward small business lending in the greater Pittsburgh area.

         LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others decreased from $5.8 million at June 30, 1998 to $3.9 million at June 30, 1999. There have been no mortgage loan securitizations or sale transactions since fiscal 1991, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the servicer of these loans depending on the terms of the specific program.

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

Net deferred loan origination fees were $1.2 million, $0.9 million and $1.1 million at June 30, 1999, 1998 and 1997, respectively. The increased balance in fiscal 1999 reflects the fees deferred related to the higher level of commercial real estate and commercial loans with deferred fees.

         NONPERFORMING LOANS AND FORECLOSED REAL ESTATE

The following summary sets forth the activity in the allowance for loan losses for the years ended June 30:

                                                          1999        1998          1997         1996         1995
                                                         -----       ------        ------       ------       ------
                                                                             (In Thousands)
Beginning balance                                        $13,223      $14,266      $13,990      $13,136      $12,056
Provision for losses--mortgage loans                         155          150           29          440          972
Provision for losses--consumer loans                          41          105          370          246          122
Loans recovered                                              119          108          116          329           95
Loans charged off                                           (285)      (1,406)        (239)        (161)        (109)
                                                        --------     --------     --------     --------     --------
Ending balance                                           $13,253      $13,223      $14,266      $13,990      $13,136
                                                        ========     ========     ========     ========     ========
Loans charged off and recovered are as follows:
Loans recovered:       Consumer                             $119          $55          $56          $70          $47
                       Mortgage                               --           53           60          259           48
                                                        --------     --------     --------     --------     --------
                       Total recoveries                      119          108          116          329           95
Loans charged-off:     Consumer                             (285)        (391)        (227)        (125)         (39)
                       Mortgage                               --       (1,015)         (12)         (36)         (70)
                                                        --------     --------     --------     --------     --------
                       Total charge-offs                    (285)      (1,406)        (239)        (161)        (109)
                                                        --------     --------     --------     --------     --------
Net recoveries (charge-offs)                             $  (166)     $(1,298)      $ (123)        $ 168       $ (14)
                                                        ========     ========     ========     ========     ========

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

The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Nonaccrual, substandard and doubtful commercial and other real estate loans are considered impaired. Impaired loans are generally evaluated based on the present value of the expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Based on this evaluation, specific loss reserves are established on impaired loans when necessary.

A general allowance is recognized for loan losses in the remainder of the loan portfolio based on known and inherent risk characteristics in the portfolio, past loss experience, prevailing market conditions and other factors, including regulatory guidance. Because evaluating potential losses involves a high degree of management judgement, a margin is included for the imprecision inherent in making these estimates. Loan loss reserves, including general valuation allowances, were 1.30%, 1.55% and 1.95% of gross loans at June 30, 1999, 1998 and 1997, respectively. The adequacy of these reserves in relation to current or anticipated trends in the loan portfolio will continue to be monitored by management.

The following table presents the allocation of Parkvale's loan loss reserves as of June 30.

                                                1999         1998         1997         1996         1995
                                                ----         ----         ----         ----         ----
General allowances:                                                 (In Thousands)
   Residential mortgage                       $1,861       $1,618        1,393        1,237        1,013
   Commercial & multifamily mortgages          2,200        1,318        1,191        1,101        1,011
   Consumer                                    2,095        1,768        1,378        1,168        1,068
   Commercial                                    957          658          597          429          288
   Unallocated allowance                       5,658        7,532        9,366        9,844        9,573
                                             -------      -------      -------      -------      -------
       Total general                          12,771       12,893       13,925       13,779       12,953
Specific allowances:
   Residential mortgage                           25           25          107           65           86
   Consumer                                      457          304          234          146           97
                                             -------      -------      -------      -------      -------
      Total specific                             482          329          341          211          183

Total allowance                              $13,253      $13,223      $14,266      $13,990      $13,136
                                             =======      =======      =======      =======      =======

The following table sets forth information regarding Parkvale's nonaccrual loans and foreclosed real estate at June 30.

                                               1999           1998           1997           1996           1995
                                               ----           ----           ----           ----           ----
Nonaccrual Loans:                                                   (In Thousands)
     Mortgage                                 $1,982         $2,366         $2,489         $1,008         $2,031
     Commercial                                   78             --             --             --             --
                                              ------         ------         ------         ------         ------
Total nonaccrual loans                        $2,160         $2,366         $2,489         $1,008         $2,031
                                              ======         ======         ======         ======         ======

Total nonaccrual loans
     as a percent of total loans                0.21%          0.27%          0.34%          0.16%          0.37%

Total foreclosed real estate, net             $1,106         $2,362         $  165         $  240         $   96

Total amount of nonaccrual
      loans and foreclosed real estate        $3,266         $4,728         $2,654         $1,248         $2,127

Total nonaccrual loans and
     foreclosed real estate as a
     percent of total assets                    0.27%          0.43%          0.27%          0.14%          0.24%

The amount of additional interest income that would have been included in interest income for the years ended June 30, 1999, 1998 and 1997 if the nonaccrual loans had been current in accordance with their original terms was $102,000, $181,000 and $285,000, respectively.

Assets classified as substandard/nonaccrual or foreclosed real estate in excess of $250,000, net of reserves, at June 30, 1999 consist of one commercial property. Parkvale has foreclosed real estate due to a 1998 deed in lieu of foreclosure on office buildings previously owned by 200 Meyran Associates. The office building remaining in foreclosed real estate at June 30, 1999 is in the process of renovations to permit marketing of the property during fiscal 2000. No other nonperforming asset exceeded $250,000 at June 30, 1999.

As of June 30, 1999, $1.1 million or 48.7% of the nonaccrual mortgage loans totaling $2.2 million were purchased from others, which were secured by 9 single family properties.

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

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

                                                                     1999             1998              1997
                                                                   --------         --------          --------
                                                                                 (In Thousands)
Federal funds sold                                                 $ 64,042          $124,900         $107,832
U.S. Government and agency obligations                               18,610            31,994           51,950
Municipal Obligations                                                 6,055             6,630               --
Corporate debt                                                       41,746            17,148           17,143
Mortgage backed securities                                           26,407            43,427           66,941
Equity securities (at market value)                                  22,313            14,793           13,546
                                                                   --------          --------         --------
     Total investment portfolio                                    $179,173          $238,892         $257,412
                                                                   ========          ========         ========

As part of its investment strategy, Parkvale invests in mortgage-backed securities, the majority of which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae securities are guaranteed by their respective agencies. At June 30, 1999, Parkvale had $26.4 million, or 2.2% of total assets invested in mortgage-backed securities, as compared to 4.0% and 6.8% at June 30, 1998 and 1997, respectively. At June 30, 1999, the mortgage-backed securities consisted of Freddie Mac ($12.6 million); GNMA ($505,000); Fannie Mae ($2.5 million); collateralized mortgage obligations, including REMIC's ($9.8 million) and private participation certificates ($985,000).

The following table shows Parkvale's mortgage-backed security activity during the years ended June 30.

                                                         1999             1998             1997
                                                         ----             ----             ----
                                                                    (In Thousands)
Mortgage-backed securities at beginning of year        $ 43,426         $ 66,941         $ 99,371
Purchases                                                    --               --               --
Principal repayments                                    (17,019)         (23,515)         (32,430)
Sales                                                        --               --               --
                                                       --------         --------         --------
Mortgage-backed securities at end of year              $ 26,407         $ 43,426         $ 66,941
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

Derivative instruments are various instruments used to construct a transaction that is derived from and reflects the underlying value of assets, other instruments or various indices. The primary purpose of derivatives, which include such items as forward contracts, interest rate swap contracts, options and futures, is to transfer price risk associated with the fluctuations of financial instrument value. Parkvale has not entered into any forward contracts, interest rate swap contracts, options or futures.

SOURCES OF FUNDS

GENERAL

Savings accounts and other types of deposits have traditionally been the principal source of Parkvale's funds for use in lending and for other general business purposes. In addition to deposits, Parkvale derives funds from loan repayments and FHLB advances. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or for inflows at less than projected levels, as well as on a longer term basis to support expanded lending and investment activities. Parkvale's ability to maintain high liquidity levels has allowed investment decisions to be evaluated with the funding source as a secondary issue.

DEPOSITS

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 31 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the MAC system with twenty-four ATMs currently operated by Parkvale.

Parkvale is generally competitive in the types of accounts and in the interest rates it offers on its deposit products, although it generally does not lead the market with respect to the level of interest rates offered. Parkvale intends to continue its efforts to attract deposits as a principal source of funds for supporting its lending activities because the cost of these funds generally is less than other borrowings. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, Parkvale intends to continue to promote longer term deposits to the extent possible in a manner consistent with its asset and liability management goals. This is apparent during fiscal 1999, due to the deposit increases that are attributable to certificate of deposit specials that ranged in terms from 15 to 30 months with rates ranging from 5.00% to 5.75%.

The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.

                                           1999                           1998                             1997
                                        ----------                     ----------                       ----------
                                Balance             %           Balance             %           Balance             %
                              ----------          -----       ----------          -----       ----------          -----
                                                        (Dollars in Thousands)
Passbook accounts             $  141,381           13.6%      $  138,110           14.6%      $  139,089           15.8%
Checking accounts                116,844           11.3           94,893           10.0           81,701            9.2
Money market accounts             41,576            4.0           42,895            4.5           44,804            5.1
Certificate accounts             664,139           65.0          613,836           64.7          566,677           64.3
Jumbo certificates                63,661            5.2           51,339            5.3           41,354            4.7
Accrued interest                   9,815            0.9            8,379            0.9            7,619            0.9
                              ----------          -----       ----------          -----       ----------          -----
Total Savings Deposits        $1,037,416          100.0%      $  949,452          100.0%      $  881,244          100.0%
                              ==========          =====       ==========          =====       ==========          =====

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

                                        1999                          1998                          1997
                                     ----------                    ----------                    ----------
                                       Average                       Average                       Average
                             Balance              %        Balance              %        Balance              %
                            ---------            ----      --------            ----      --------            ----
                                                        (Dollars in Thousands)
Passbook accounts            $137,549            2.21%     $136,315            2.52%     $137,184            2.61%
Checking accounts             108,867            0.77        90,841            1.00        76,366            1.06
Money market accounts          42,189            2.71        44,020            2.94        45,825            2.93
Certificate accounts          697,315            5.70       632,471            5.86       577,691            5.78
Accrued interest                8,690              --         7,988              --         6,637              --
                             --------            ----      --------            ----      --------            ----
                             $994,610            4.50%     $911,635            4.68%     $843,703            4.64%
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

Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania. Parkvale neither advertises for deposits outside of Pennsylvania nor utilizes the services of deposit brokers. An insignificant amount of Parkvale's deposits were held by nonresidents of Pennsylvania at June 30, 1999.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

                                                                     1999              1998             1997
                                                                    -------           -------         -------
                                                                                 (In Thousands)
Increase before interest credited                                   $54,286           $35,126         $44,550
Interest credited                                                    33,678            33,082          29,607
                                                                    -------           -------         -------
Net deposit increase                                                $87,964           $68,208         $74,157
                                                                    =======           =======         =======

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity. The following table reflects the makeup of Parkvale's deposit accounts at June 30, 1999, including the scheduled quarterly maturity of CD accounts.

                                                                    Amount         % of Total          Average
                                                                   in 000's         Deposits            Rates
                                                                   --------         --------           ------
Passbook and club accounts                                         $141,381           13.63%             2.02%
Checking accounts                                                   116,844           11.26              0.75
Money market accounts                                                41,576            4.01              2.53
                                                                   --------          ------            ------
     Total non-certificate accounts                                 299,801           28.90              1.59
                                                                   --------          ------            ------
Certificate accounts maturing in quarter ending:
     September 30, 1999                                             109,511           10.56              4.87
     December 31, 1999                                               92,797            8.95              4.97
     March 31, 2000                                                  73,822            7.12              5.63

     June 30, 2000                                                  114,090           11.00              5.40
     September 30, 2000                                              89,050            8.58              5.67
     December 31, 2000                                               45,542            4.39              5.71
     March 31, 2001                                                  15,479            1.49              5.48
     June 30, 2001                                                   27,740            2.67              5.42
     September 30, 2001                                              13,534            1.30              5.47
     December 31, 2001                                               31,986            3.08              6.05
     March 31, 2002                                                  14,907            1.44              6.49
     June 30, 2002                                                    8,830            0.85              5.98
     Thereafter                                                      90,512            8.73              6.67
                                                                 ----------          ------              ----
Total certificate accounts                                          727,800           70.16              5.51
                                                                 ----------          ------              ----
     Accrued interest                                                 9,815            0.94              0.00
                                                                 ----------          ------              ----
Total deposits                                                   $1,037,416          100.00%             4.33%
                                                                 ==========          =======             =====

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 1999 which mature during the years ending June 30:

                                                   2000         2001           2002     Thereafter      Total
                                                  --------     --------     --------    ----------    ---------
Certificates of deposit:                                                  (In Thousands)
                 Under 6.00%                      $337,057     $124,236      $32,832      $20,519     $514,644
                 6.00% to 7.99%                     53,142       53,575       36,425       69,993      213,135
                 8.00% to 9.99%                         21          --            --           --           21
                                                  --------     --------     --------     --------     --------
     Total certificates of deposits               $390,220     $177,811     $ 69,257     $ 90,512     $727,800
                                                  ========     ========     ========     ========     ========

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 1999 are summarized as follows:

                                                             (In Thousands)
     3 months or less                                           $ 7,386
     Over 3 months through 6 months                               6,461
     Over 6 months through 12 months                             15,492
     Over 12 months                                              34,322
                                                                -------
              Total                                             $63,661
                                                                =======

BORROWINGS

Parkvale's borrowings from the FHLB of Pittsburgh are collateralized with FHLB capital stock, deposits with the FHLB of Pittsburgh and investment securities. See "Regulation - Federal Home Loan Bank System". Borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending and investment activities, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities.

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                                                     1999              1998              1997
                                                                    -------          --------          -------
                                                                             (Dollars in Thousands)
Average balance outstanding                                         $57,748           $23,176          $15,687
Maximum amount outstanding at any month-end
     during the period                                              $60,667           $40,671          $15,692
Average interest rate                                                 5.71%             6.18%            6.87%
Balance outstanding at June 30                                      $60,659           $40,671          $15,682

The increase in the outstanding average balance from $23.2 million in 1998 to $57.7 million in 1999 is due to additional advances drawn on the FHLB during both years. The increases related to new borrowings made throughout calendar 1998 at relatively low rates ranging from 4.86% to 5.75% for advances with a stated maturity of ten years, with conversion options after five or six years. Such borrowings were used to fund either loan purchases or loan originations.

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

The following table sets forth the average yields earned on Parkvale's interest-earning assets and the average rates paid on its interest-bearing liabilities, the resulting average interest rate spreads, the net yield on interest-earning assets and the weighted average yields and rates at June 30, 1999.

                                                              Year Ended June 30,
                                                            -----------------------                  At June 30,
                                                   1999             1998             1997              1999
                                                 --------          ------           ------            ------
Average yields on (1):
     Loans                                         7.44%            7.85%             8.01%             7.40%
     Mortgage-backed securities                    6.93             6.88              6.72              6.87
     Investments (2)                               5.44             5.94              5.97              5.77
     Federal funds sold                            5.15             5.57              5.41              5.00
                                                   ----             ----              ----              ----
All interest-earning assets                        7.11             7.37              7.38              7.14
                                                 ------           ------            ------            ------
Average rates paid on (1):
     Savings deposits                              4.50             4.70              4.64              4.33
     Borrowings                                    5.77             5.54              6.20              5.52
                                                 ------           ------            ------            ------
All interest-bearing liabilities                   4.57             4.72              4.67              4.40
                                                 ------           ------            ------            ------
Average interest rate spread                       2.54%            2.65%             2.71%             2.74%
                                                 =======          =======           =======           =======
Net yield on interest-earning assets(3)            2.81%            2.97%             3.03%
                                                 =======          =======           =======

---------------
(1) Average yields and rates are calculated by dividing the interest income or expense for the period by the average balance for the year. The weighted averages at June 30, 1999 are based on the weighted average contractual interest rates. Nonaccrual loans are excluded in the average yield and balance calculations.
(2) Includes held-to-maturity and available-for-sale investments and interest-bearing deposits.
(3) Net interest income on a tax equivalent basis divided by average interest-earning assets.

The following table presents for the periods indicated the average balances of each category of interest-earning assets and interest-bearing liabilities.

                                                                          Year Ended June 30,
                                                                          -------------------
                                                          1999                   1998                   1997
                                                          ----                   ----                   ----
Interest-earning assets:                                                       (In Thousands)
     Loans                                             $  921,941             $  749,866             $  641,575
     Mortgage-backed securities                            34,589                 55,157                 82,626
     Investments                                           65,695                 79,362                 88,967
     Federal funds sold                                    99,549                119,947                113,324
                                                       ----------             ----------             ----------
Total interest-earning assets                           1,121,774              1,004,332                926,492
                                                       ----------             ----------             ----------
Noninterest-earning assets                                 35,209                 28,006                 23,530
                                                       ----------             ----------             ----------
Total assets                                           $1,156,983             $1,032,338             $  950,022
                                                       ==========             ==========             ==========
Interest-bearing liabilities:
     Savings deposits                                     994,610                908,951                843,704
     FHLB advances and other borrowings                    58,629                 27,130                 19,579
                                                       ----------             ----------             ----------
     Total interest-bearing liabilities                 1,053,239                936,081                863,283
                                                       ----------             ----------             ----------
Noninterest-bearing liabilities                            22,979                 20,063                 18,009
                                                       ----------             ----------             ----------
Total liabilities                                       1,076,218                956,144                881,292
Shareholders' equity                                       80,765                 76,194                 68,730
                                                       ----------             ----------             ----------
Total liabilities and equity                           $1,156,983             $1,032,338             $  950,022
                                                       ==========             ==========             ==========
Net interest-earning assets                            $   68,535             $   68,251             $   63,209
                                                       ==========             ==========             ==========
Interest-earning assets as a % of interest-
     bearing liabilities                                    106.5%                 107.3%                 107.3%

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

                                                                      Year Ended June 30,
                                                              ----------------------------------
                                                  1999 vs. 1998                                  1998 vs. 1997
                                             -----------------------                       -----------------------
                                                            Rate/                                        Rate/
                                     Rate      Volume      Volume     Total        Rate       Volume    Volume      Total
                                     ----      ------      ------     -----        ----       ------    ------      -----
                                                                  (In Thousands)
Interest-earning assets:
     Loans                        ($ 3,074)   $ 13,508    ($ 669)   $ 9,765       ($1,027)   $ 8,674    ($ 191)   $ 7,456
     Mortgage-backed securities         28      (1,415)      (10)    (1,397)          132     (1,846)      (48)    (1,762)
     Federal funds sold               (504)     (1,136)       90     (1,550)          181        358        15        554
     Investments                      (397)       (812)       82     (1,127)          (27)      (573)       (8)      (608)
                                  --------    --------    ------    -------        ------    -------     ------    ------
         Total                      (3,947)     10,145      (507)     5,691          (741)     6,613      (232)     5,640
                                  --------    --------    ------    -------        ------    -------     ------    ------
Interest-bearing liabilities:
     Deposits                       (1,818)      4,026      (103)     2,105           506      3,027        15      3,548
     FHLB advances and debt             62       1,745        70      1,877          (129)       468       (49)       290
                                  --------    --------    ------    -------        ------    -------     ------    ------
         Total                      (1,756)      5,771       (33)     3,982           377      3,495       (34)     3,838
                                  --------    --------    ------    -------        ------    -------     ------    ------
Net change in net interest
     income (expense)             ($ 2,191)   $  4,374    ($ 474)   $ 1,709       ($1,118)   $ 3,118    ($ 198)   $ 1,802
                                  ========    ========    ======    =======       =======    ======      ======  ========

SUBSIDIARIES

Pennsylvania law permits a Pennsylvania-chartered, federally-insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. Because Parkvale's subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 1999, Parkvale had equity investments of less than $1.0 million in its subsidiary corporations.

Parkvale's wholly-owned subsidiaries include Parkvale Mortgage Corporation ("PMC"), P.V. Financial Service Inc. ("PVFS") and Renaissance Corporation ("Renaissance"). PMC was acquired in 1986 and currently operates three offices originating residential mortgage loans for the Bank. For additional information regarding PMC, see "Lending Activities". PVFS was incorporated in 1972 and on July 1, 1997, PVFS began operating as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. At June 30, 1999, PVFS had net assets of $24,000 and $8.4 million of loans outstanding. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 1999 is $45,000 in cash.

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

Parkvale competes for loans principally through the interest rates and loan fees it charges on its loan programs. In addition, Parkvale believes it offers a high degree of professionalism and quality in the services it provides borrowers and their real estate brokers. It competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each branch. Parkvale believes that its office locations in various neighborhoods of Pittsburgh and the surrounding suburbs outside of downtown Pittsburgh provide Parkvale with both an opportunity to become an integral part of these smaller communities and the means of competing with larger financial institutions doing business within the Pittsburgh metropolitan area. In addition, Parkvale has three offices located in downtown Pittsburgh to provide services to the business community and to its suburban customers working and shopping in the city.

MARKET AREA

The greater Pittsburgh metropolitan area, which is a heavily populated and predominately industrialized region, ranks 19th in population of the metropolitan areas in the country according to the 1990 census. The region's economy is primarily dependent on a combination of the manufacturing trade, services, government and transportation industries. The economy has experienced a transition away from the steel and steel-related industries to the service industries, such as transportation, health care, education and finance. In addition to containing the corporate headquarters of major industrial and financial corporations, Pittsburgh is also a major regional health and education center, and a large number of high technology firms have established operations in Pittsburgh due to the wide range of support services available.

EMPLOYEES

As of June 30, 1999, Parkvale and its subsidiaries had 276 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

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

INSURANCE AND REGULATORY STRUCTURE. An insurance fund administered by the FDIC and named the SAIF insures the deposits of savings associations and certain savings banks. The FDIC fund known as the BIF insures the deposits of commercial banks and certain savings banks. Although the FDIC administers both funds, the assets and liabilities are not commingled.

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and total risk-based capital equal to at least 8.0% of risk-weighted assets. Total capital includes both Tier I and Tier II (supplementary) capital, with Tier II capital limited to no more than the amount of Tier I capital. At June 30, 1999, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and total capital ratios of 6.9% and 12.1%, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required, among other things, each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. On June 26, 1996, the FDIC, the FRB and the Office of the Comptroller of the Currency ("OCC"), collectively, "the agencies", jointly issued a policy statement providing bankers guidance on sound interest rate risk management practices. This policy statement augments the action taken by the agencies in August 1995 to implement the portion of FDICIA addressing risk-based capital standards for interest rate risk. It also replaced the proposed policy statement that the agencies issued for comment in August 1995 regarding a supervisory framework for measuring and assessing banks' interest rate exposures. The agencies elected not to pursue a standardized measure and explicit capital charge for interest rate risk at this time. Instead, the Policy Statement encourages banks to use their own internal models to measure IRR but emphasizes that they must have adequate board and senior management oversight and a comprehensive process for managing IRR.

Parkvale's management does not anticipate difficulty in meeting the capital requirements in the future. However, there can be no assurance that this will be the case. Failure to maintain minimum levels of required capital will result in the submission to the applicable FDIC Regional Director for review and approval of a reasonable plan describing the means and timing by which the bank shall achieve its minimum Tier I ratio and may result in the imposition by the Pennsylvania Department of Banking or the FDIC of various operational restrictions, including limitations as to the rate of interest that may be paid on deposit accounts, the taking of deposits, the issuance of new accounts, the ability to originate a particular type of loan, and the purchase of loans or the taking of specified other investments. Alternatively, the institution may be placed into receivership or conservatorship under the FDIC, which would be charged with managing the institution until it could be sold or liquidated.

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

INVESTMENT RULES. The permissible amount of loans to one borrower follows the national bank standards for all loans made by savings banks. The national bank standard generally does not permit loans to one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Parkvale has historically made loans with lesser dollar balances than permitted by federal regulations.

Savings banks and subsidiaries may not acquire or retain investments in corporate debt securities that at the time of acquisition were not rated in one of the four highest rating categories by at least one nationally recognized rating organization. Parkvale fully complies with regulations governing investments in corporate debt securities.

ACQUISITIONS BY BANK HOLDING COMPANIES. Bank holding companies are able to acquire any savings institution, including healthy as well as troubled institutions. Current regulations do not impose any geographic restrictions on such acquisitions, and as a result, a number of savings institutions have been acquired by bank holding companies.

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

ENFORCEMENT. The FDIC's enforcement powers extend to all "institution-affiliated" parties, including shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action having or likely to have an adverse effect on an insured institution. Civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties up to $5,000 per day for violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if more than a minimal loss to an institution or action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1 million per violation, up to $5 million for continuing violations or for the actual amount of gain or loss. These monetary penalties may be combined with prison sentences of up to five years.

Regulators can impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions include the imposition of a capital plan and termination of deposit insurance. The FDIC also may recommend that the Department of Banking take enforcement action. If action is not taken by the Department, the FDIC would have authority to compel such action under certain circumstances.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Parkvale had a $9.2 million investment in stock of the FHLB of Pittsburgh at June 30, 1999 to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 1999, the Bank had $60.7 million of outstanding advances from the FHLB of Pittsburgh.

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

                                    TAXATION

FEDERAL TAXATION

For federal income tax purposes, PFC and its subsidiaries file a consolidated return on a calendar year basis and report their income and expenses on the accrual basis of accounting. Since 1987, corporations are subject to the corporate alternative minimum tax to the extent this tax would exceed the regular tax liability. PFC has not been subject to this tax in the past and does not anticipate being subject to this tax in future years given its current level of financial and taxable income. With certain exceptions, no deduction is allowed for interest expense allocable to the purchase or carrying of tax exempt obligations acquired after August 7, 1986.

PFC's income tax returns for calendar 1998, 1997 and 1996 have been filed with the IRS and are open to examination. However, PFC has not yet been advised by the IRS if such an examination will be performed. All income tax returns for calendar 1995 and prior years have been either accepted as filed or settled with the IRS with such settlements not resulting in a significant charge to income.

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

ITEM 2.       PROPERTIES

Parkvale presently conducts its business from its main office and 30 branch offices located in the Pittsburgh metropolitan area. Parkvale owns the building and land for 14 of its offices and leases its remaining 16 offices. Such leases expire through 2014. PMC leases facilities outside of Pennsylvania for three loan origination centers. At June 30, 1999, Parkvale's land, building and equipment had a net book value of $5.1 million.

ITEM 3.       LEGAL PROCEEDINGS.

PFC and its subsidiaries, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising out of such other lawsuits will have a material adverse effect on PFC's nor its subsidiaries' financial positions.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS
              MATTERS.

The information required herein is incorporated by reference from page 36 of the PFC's 1999 Annual Report.

ITEM 6.       SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 4 of PFC's 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 5 to 13 of PFC's 1999 Annual Report.

ITEM 7A.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required herein is incorporated by reference from pages 5 to 13 of PFC's 1999 Annual Report.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 14 to 33 of PFC's 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 4 to 9 of the definitive proxy statement of the Corporation for the 1999 Annual Meeting of Stockholders, which was filed on September 17, 1999 (the "definitive proxy statement").

ITEM 11.      EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from pages 9 to 14 of the definitive proxy statement.

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

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                                                                                                Page
                                                                                                ----
     Report of Independent Auditors...............................................................14

     Consolidated Statements of Financial Condition at June 30, 1999 and 1998.....................15

     Consolidated Statements of Operations for each of the three years in the period ended June 30, 1999...................................................16

     Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1999...................................................17

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 1999...................................................18

     Notes to Consolidated Financial Statements.............................................19 to 33

     (2) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.


No. Exhibits                                                                                    Page
------------                                                                                    ----
     3(a)     Articles of Incorporation.............................................................*

     3(b)     Bylaws................................................................................&

     10(a)    Common Stock Certificate..............................................................*

     10(b)    1987 Stock Option Plan................................................................@

     10(c)    1993 Key Employee Stock Compensation Program..........................................x

     10(d)    1993 Directors' Stock Option Plan.....................................................&

     10(e)    Consulting Agreement with Robert D. Pfischner.........................................~

     10(f)    Employment Agreement with Robert J. McCarthy, Jr......................................#

     10(g)    Employee Stock Ownership Plan.........................................................&

     10(h)    Executive Deferred Compensation Plan..................................................&

     10(i)    Supplemental Employee Benefit Plan....................................................+

     13       Excerpts of the 1999 Annual Report to Shareholders filed herewith.
              Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission ("the SEC") only and is not deemed to be "filed" as part of this Form 10-K.

     22       Subsidiaries of Registrant.......................................................... 19
              Reference is made to Item 1.  Business - Subsidiaries for the required information

     23       Consent of Independent Auditors.....................................................C-1

     27       Financial Data Schedule

     * Incorporated by reference to the Registrant's Form 8-B filed with the SEC on January 5, 1989.

     @        Incorporated by reference, as amended, to Form S-8 at File No.
              33-26173 filed by the Registrant with the SEC on November 1, 1995.

     x        Incorporated by reference, as amended, to Form S-8 at File No.
              33-98812 filed by the Registrant with the SEC on November 1, 1995.

     ~ Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 28, 1994.

     + Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 21, 1995.

     # Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 19, 1997.

     & Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 24, 1998.

     (b)      REPORTS ON FORM 8-K
              There were no reports on Form 8-K filed during the 1999 fiscal year or prior to the filing of this Form 10-K.

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

                                                PARKVALE FINANCIAL CORPORATION

Date:   September 21, 1999                      By:  /s/ Robert J. McCarthy, Jr.
                                                     ---------------------------
                                                     Robert J. McCarthy, Jr.
                                                     Director, President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr.                            September 21, 1999
-------------------------------------                  ------------------
Robert J. McCarthy, Jr.,                                          Date
Director, President and
Chief Executive Officer

/s/ Timothy G. Rubritz                                 September 21, 1999
-------------------------------------                  ------------------
Timothy G. Rubritz,                                               Date
Vice President - Treasurer
(Chief Financial & Accounting Officer)

/s/ Robert D. Pfischner                                September 21, 1999
-------------------------------------                  ------------------
Robert D. Pfischner, Chairman of the Board                        Date

/s/ Fred P. Burger, Jr.                                September 21, 1999
-------------------------------------                  ------------------
Fred P. Burger, Jr., Director                                     Date

/s/ Andrea F. Fitting                                  September 21, 1999
-------------------------------------                  ------------------
Andrea F. Fitting, Director                                       Date

/s/ Patrick J. Minnock                                 September 21, 1999
-------------------------------------                  ------------------
Patrick J. Minnock, Director                                      Date

/s/ Warren R. Wenner                                   September 21, 1999
-------------------------------------                  ------------------
Warren R. Wenner, Director                                        Date