Form 10-Q
period 1999-09-30
PARKVALE FINANCIAL CORP
filed 1999-11-15
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                           COMMISSION FILE NO: 0-17411

                         PARKVALE FINANCIAL CORPORATION
             ------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes __X__   No _____

The closing sales price of the Registrant's Common Stock on November 8, 1999 was $18.25 per share. Number of shares of Common Stock outstanding as of November 8, 1999 was 5,877,735.

PARKVALE FINANCIAL CORPORATION


INDEX

Part I.     Financial Information                                                                         Page
---------------------------------                                                                         ----

Consolidated Statements of Financial Condition as of September 30, 1999 and
  June 30, 1999                                                                                              3

Consolidated Statements of Operations for the three months
  ended September 30, 1999 and 1998                                                                          4

Consolidated Statements of Cash Flows for the three months ended
  September 30, 1999 and 1998                                                                              5-6

Consolidated Statements of Shareholders' Equity as of September 30, 1999                                     6

Notes to Unaudited Interim Consolidated Financial Statements                                               7-8

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                                   9-12

Part II - Other Information                                                                                 12

Signatures                                                                                                  13

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                    SEPTEMBER 30,          June 30,
                                    ASSETS                              1999                 1999
                                                                    -----------           -----------

Cash and noninterest-earning deposits                               $     8,465           $    10,372
Federal funds sold                                                       30,265                64,042
Interest-earning deposits in other banks                                    771                   576
Investment securities available for sale (cost of
  $15,024 at September 30 and June 30)                                   21,416                22,313
Investment securities held to maturity (fair value
  of $99,043 at September 30 and $92,522 at June 30)                     99,616                92,818
Loans, net of allowance of $13,303 at September 30
  and $13,253 at June 30                                              1,011,362               995,671
Foreclosed real estate, net of allowance of $0 at
  September 30 and June 30                                                  995                 1,106
Office properties and equipment, net                                      5,410                 5,102
Intangible assets and deferred charges                                      331                   343
Prepaid expenses and other assets                                         9,505                 9,537
                                                                    -----------           -----------

        Total Assets                                                $ 1,188,136           $ 1,201,880
                                                                    ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Savings deposits                                                    $ 1,034,458           $ 1,037,416
Advances from Federal Home Loan Bank and other debt                      58,318                64,708
Escrow for taxes and insurance                                            4,844                 9,277
Other liabilities                                                         6,643                 5,408
                                                                    -----------           -----------

        Total Liabilities                                             1,104,263             1,116,809
                                                                    -----------           -----------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                        --                    --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                    6,735                 6,735
Additional Paid in Capital                                                4,704                 4,843
Treasury Stock at cost (714,620 shares in September
   and 589,181 shares in June)                                          (13,147)              (10,545)
Accumulated Other Comprehensive Income                                    4,059                 4,628
Retained Earnings                                                        81,522                79,410
                                                                    -----------           -----------

        Total Shareholders' Equity                                       83,873                85,071
                                                                    -----------           -----------

        Total Liabilities and Shareholders' Equity                  $ 1,188,136           $ 1,201,880
                                                                    ===========           ===========

                         PARKVALE FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                     THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     1999           1998
                                                    -------        -------
Interest Income:
     Loans                                          $18,144        $16,071
     Mortgage-backed securities                         434            711
     Investments                                      1,391            822
     Federal funds sold                                 518          1,844
                                                    -------        -------
         Total interest income                       20,487         19,448
                                                    -------        -------

Interest Expense:
     Savings deposits                                11,216         11,128
     Borrowings                                         880            720
                                                    -------        -------
         Total interest expense                      12,096         11,848
                                                    -------        -------

Net interest income                                   8,391          7,600
Provision for loan losses                                33             63
                                                    -------        -------
Net interest income after
     provision for losses                             8,358          7,537
                                                    -------        -------

Noninterest Income:
     Service charges on deposit accounts                540            406
     Other fees and service charges                     213            228
     Gain on sale of assets                              --            310
     Miscellaneous                                      154             82
                                                    -------        -------
         Total other income                             907          1,026
                                                    -------        -------

Noninterest Expenses:
     Compensation and employee benefits               2,268          2,143
     Office occupancy                                   629            527
     Marketing                                          115             94
     FDIC insurance                                     147            140
     Office supplies, telephone, and postage            292            240
     Miscellaneous                                      728            655
                                                    -------        -------
         Total other expenses                         4,179          3,799
                                                    -------        -------

Income before income taxes                            5,086          4,764
Income tax expense                                    1,889          1,763
                                                    -------        -------

Net income                                          $ 3,197        $ 3,001
                                                    =======        =======

Net income per share:
     Basic                                          $  0.52        $  0.47
     Diluted                                        $  0.52        $  0.45
Dividends per share                                 $  0.18        $  0.15

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Dollar amounts in thousands)


                                                                             THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             1999             1998
                                                                           ---------        ---------
Cash flows from operating activities:
     Interest received                                                     $ 20,566         $  19,758
     Loan fees received                                                          30                18
     Other fees and commissions received                                        877               685
     Interest paid                                                          (12,087)          (11,773)
     Cash paid to suppliers and others                                       (2,679)           (5,692)
     Income taxes paid                                                       (1,812)           (1,238)
                                                                           --------         ---------

     Net cash provided by operating activities                                4,895             1,758

Cash flows from investing activities:
     Proceeds from sale of investment securities available for sale              --               328
     Proceeds from maturities of investments                                     --            26,203
     Purchase of investment securities held to maturity                      (9,143)           (9,638)
     (Purchase) maturity of deposits in other banks                            (195)              177
     Purchase of loans                                                      (28,009)          (52,289)
     Proceeds from sales of loans                                               779               783
     Principal collected on loans                                            64,437            71,715
     Loans made to customers, net of loans in process                       (50,080)          (50,338)
     Other                                                                     (430)             (199)
                                                                           --------         ---------

     Net cash used in investing activities                                  (22,641)          (13,258)

Cash flows from financing activities:
     Net (decrease) increase in checking and savings accounts                  (945)              687
     Net (decrease) increase in certificates of deposit                      (2,013)           20,796
     Proceeds from FHLB advances                                                 --            15,000
     Repayment of FHLB advances                                              (5,003)               (3)
     Net decrease in other borrowings                                        (1,388)           (1,715)
     Decrease in borrowers' advances for tax & insurance                     (4,433)           (5,187)
     Cash dividends paid                                                       (953)             (776)
     Acquisition of treasury stock                                           (3,203)           (2,098)
                                                                           --------         ---------

     Net cash provided by financing activities                              (17,938)           26,704
                                                                           --------         ---------

Net increase (decrease) in cash and cash equivalents                        (35,684)           15,204

     Cash and equivalents at beginning of period                             74,414           134,528
                                                                           --------         ---------

     Cash and equivalents at end of period                                 $ 38,730         $ 149,732
                                                                           ========         =========

Reconciliation of net income to net cash provided                     THREE MONTHS ENDED
     by operating activities:                                            SEPTEMBER 30,
                                                                     1999              1998
                                                                    -------           -------
Net income                                                          $ 3,197           $ 3,001
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                      134                99
     Accretion and amortization of loan fees and discounts              (73)              (59)
     Loan fees collected and deferred                                    30                18
     Provision for loan losses                                           33                63
     Gain on sale of  assets                                             --              (310)
     (Increase) decrease in accrued interest receivable                 (29)              226
     Increase in other assets                                           420               414
     Decrease in accrued interest payable                                10                75
     Increase (decrease) in other liabilities                         1,173            (1,769)
                                                                    -------           -------
     Total adjustments                                                1,698            (1,243)
                                                                    -------           -------

Net cash provided by operating activities                           $ 4,895           $ 1,758
                                                                    =======           =======


For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $100 for the three months ended September 30, 1999 and $596 for the three months ended September 30, 1998.


                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)


                                                                           Accumulated
                                                                              Other                         Total
                                      Common       Paid-in    Treasury    Comprehensive     Retained     Shareholders'
                                      Stock        Capital     Stock          Income         Earnings       Equity
                                      ------       -------    --------        ------         -------        -------
Balance, June 30, 1999                $6,735        $4,843    ($10,545)       $4,628          $79,410       $85,071
                                                                                                            -------

Net income, three months
  ended September 30, 1999                                                                      3,197          3,197

Unrealized security losses on
  available for sale securities                                                   (569)                        (569)
                                                                                                             ------

         Comprehensive Income                                                                                  2,628

Dividends on common stock at
  $0.18 per share                                                                             (1,085)        (1,085)

Exercise of stock options                            (139)        601                                           462

Treasury stock purchased                                        (3,203)                                      (3,203)
                                      ------        ------    --------           ------       -------        -------

Balance, September 30, 1999           $6,735        $4,704    ($13,147)          $4,059       $81,522        $83,873
                                      ======        ======    ========           ======       =======        =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share data)

1.  Statements of Operations
----------------------------
The statements of operations for the three months ended September 30, 1999 and 1998 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results which may be expected for fiscal 2000. The Annual Report on Form 10-K for the year ended June 30, 1999 contains additional information and should be read in conjunction with this report.


2.  Earnings Per Share
----------------------
The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:


                                                                         1999                1998
                                                                      ----------          ----------
Numerator for basic and diluted earnings per share:
     Net Income                                                       $    3,197          $    3,001

Denominator:
     Weighted average shares for basic earnings per share              6,099,220           6,438,480
     Effect of dilutive employee stock options                            89,427             169,805
                                                                      ----------          ----------
     Weighted average shares for dilutive earnings per share           6,188,647           6,608,285
                                                                      ==========          ==========

Net income per share:
     Basic                                                            $     0.52          $     0.47
                                                                      ==========          ==========
     Diluted                                                          $     0.52          $     0.45
                                                                      ==========          ==========


3.  Loans
---------

Loans are summarized as follows:                            SEPTEMBER 30,         June 30,
                                                               1999                 1999
                                                             ----------          ----------
Mortgage loans:
     Residential:
       1-4 Family                                            $  801,713          $  790,073
       Multifamily                                               17,267              16,920
     Commercial                                                  44,518              41,596
     Other                                                        7,528              12,452
                                                             ----------          ----------
                                                                871,026             861,041
Consumer loans                                                  131,954             129,452
Commercial business loans                                        19,355              23,572
Loans on savings accounts                                         2,754               2,749
                                                             ----------          ----------
                                                              1,025,089           1,016,814
Less: Loans in process                                              202               7,639
        Allowance for loan losses                                13,303              13,253
        Unamortized discount and deferred loan fees                 222                 251
                                                             ----------          ----------
Loans, net                                                   $1,011,362          $  995,671
                                                             ==========          ==========

The following summary sets forth the activity in the allowance for loan losses for the three months ended September 30:


                                                1999                 1998
                                               --------            --------
Beginning balance                              $ 13,253            $ 13,223
Provision for losses - mortgage loans                --                   3
Provision for losses - consumer loans                33                  60
Loans recovered                                      63                  50
Loans charged off                                   (46)                (94)
                                               --------            --------
Ending balance                                 $ 13,303            $ 13,242
                                               ========            ========

Nonaccrual loans                               $  2,748            $  2,224
     as a percent of total assets                  0.23%               0.20%


Loans are placed on nonaccrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $179 at September 30, 1999 and $102 at June 30, 1999.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment, however, the Bank had no loans classified as impaired as of September 30, 1999. Impaired assets include $995 of foreclosed real estate as September 30, 1999, which is recorded at the lower of acquisition costs or fair value.

4.  Treasury Stock
------------------
In April 1999, a stock repurchase program commenced permitting up to 5% of outstanding stock, or 310,000 shares, to be repurchased periodically at prevailing market prices in open-market transactions. As of September 30, 1999, PFC repurchased 158,463 shares as part of this program. These shares were repurchased at an average cost of $20.21 per share, representing 2.55% of the outstanding stock at the inception of the program. This program was completed on October 21, 1999 with aggregate repurchases of 310,000 shares at an average price of $19.90 per share during the period from April 1999 to October 21, 1999. A new stock repurchase program began on that date which also permits up to 5% of outstanding stock, or 297,000 shares, to be repurchased periodically at prevailing market prices in open-market transactions through October 2000.

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


              (Dollar amounts in thousands, except per share data)

Balance Sheet Data:                                            SEPTEMBER 30,
                                                          1999                1998
                                                        ----------        ----------
Total assets                                            $1,188,136        $1,123,324
Loans, net                                               1,011,362           862,633
Interest-earning deposits and federal funds sold            31,036           141,536
Total investments                                          121,032            97,317
Savings deposits                                         1,034,458           970,936
FHLB advances and other debt                                58,318            58,372
Shareholders' equity                                        83,873            83,990
Book value per share                                    $    13.93        $    13.16


Statistical Profile:


                                                  THREE MONTHS ENDED
                                                   SEPTEMBER 30,  (1)
                                                  1999           1998
                                                 -------       -------
Average yield earned on all
   interest-earning assets                        7.01%         7.27%
Average rate paid on all
   interest-bearing liabilities                   4.39%         4.72%
Average interest rate spread                      2.62%         2.55%
Net yield on average
   interest-earning assets                        2.87%         2.84%
Other expenses to average assets                  1.39%         1.37%
Taxes to pre-tax income                          37.14%        37.01%
Return on average assets                          1.07%         1.08%
Return on average equity                         15.89%        14.86%
Average equity to average total assets            6.72%         7.27%


                                                         AT SEPTEMBER 30,
                                                        1999          1998
                                                       -------       -------
One year gap to total assets                           -10.25%        -1.15%
Intangibles to total equity                              0.39%         0.45%
Capital to assets ratio                                  7.06%         7.48%
Ratio of nonperforming assets to total assets            0.23%         0.43%
Number of full-service offices                             30            29


(1) The applicable income and expense figures have been annualized in calculating the percentages.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

For the three months ended September 30, 1999, Parkvale reported net income of $3.2 million or $0.52 per diluted share, up 6.5% or 13.7% on a per share basis, from net income of $3.0 million or $0.45 per diluted share for the quarter ended September 30, 1998. The $196,000 increase in net income for the September 1999 quarter reflects an increase in net interest income of $791,000 due mainly to growth in the loan portfolio. The September 1998 results include pre-tax security gains of $310,000, or $195,000 after taxes. Excluding the effect of security gains, operating earnings increased $391,000, up 13.8%, or 21.7% on a per share basis. Net interest income increased to $8.4 million from $7.6 million for the quarter ended September 30, 1998. The higher percentage increase in earnings per share was the result of fewer outstanding shares in the current quarter. Return on average equity increased to 15.89% for the September 1999 quarter compared to 14.86% for the September 1998 quarter.


INTEREST INCOME:

Parkvale had interest income of $20.5 million during the three months ended September 30, 1999 versus $19.4 million during the comparable period in 1998. The $1.0 million increase is the result of a $99.1 million or 9.3% increase in the average balance of interest-earning assets, offset by a 26 basis point decrease in the average yield from 7.27% in 1998 to 7.01% in 1999. Interest income from loans increased $2.1 million or 12.9% resulting from an increase in the average outstanding loan balances of $166.1 million or 19.7%, offset by a 43 basis point decrease in the average yield from 7.62% in 1998 to 7.19% in 1999. Interest income on mortgage-backed securities decreased $277,000 from the 1998 quarter due to a decrease of $15.5 million or 38.4% in the average balance, compounded by a 7 basis point decrease in the average yield from 7.03% in 1998 to 6.96% in 1999. Investment interest income increased by $569,000 or 69.2% due to an increase of $39.5 million or 69.5% in the average balance offset by a one basis point decrease in the average yield from 5.79% in 1998 to 5.78% in 1999. Interest income earned on federal funds sold decreased $1.3 million or 71.9% from the 1998 quarter due to a decrease in the average balance of $90.9 million or 69.6% with a 43 basis point decrease in the average yield from 5.65% in 1998 to 5.22% in 1999. The weighted average yield on all interest earning assets was 7.27% at September 30, 1999 and September 30, 1998.


INTEREST EXPENSE:

Interest expense increased $248,000 or 2.1% from the 1998 to the 1999 quarter. The increase was due to an increase in the average deposits and borrowings of $98.2 million mitigated somewhat by a 34 basis point decrease in the average rate paid on deposits and borrowings from 4.73% in 1998 to 4.39% in 1999. At September 30, 1999, the average rate payable on liabilities was 4.29% for deposits, 5.52% for borrowings and 4.36% for combined deposits and borrowings.


PROVISION FOR LOAN LOSSES:

Parkvale's provision for loan losses decreased by $30,000 from the 1998 to the 1999 quarter. Aggregate valuation allowances were 1.30% of gross loans at September 30, 1999 and June 30, 1999, respectively.

Nonperforming loans and real estate owned were $2.8 million, $3.3 million and $4.9 million at September 30, 1999, June 30, 1999 and September 30, 1998, representing 0.23%, 0.27% and 0.43% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 1999 were $13.3 million.

OTHER INCOME:

Total other income decreased by $119,000 or 11.6% in 1999 primarily from the $310,000 prior year gain on the sale of equity securities. Absent this gain, other income increased $191,000 or 26.7% from 1998 due mainly to increased service fees on all types of deposit and loan products.


OTHER EXPENSE:

Total other expense increased by $380,000 or 10.0% for the three months ended September 30, 1999. This increase is due principally to increases in compensation and office occupancy of $125,000 and $102,000, or 5.8% and 19.4%, respectively. Parkvale has opened one branch office and taken over additional office space in the headquarters building since September 1998. Compensation has risen over prior year due mainly to an increase in full-time equivalents and payroll related training costs for the bankwide system conversion completed during September 1999. Annualized noninterest expenses as a percentage of average assets were 1.39% for the quarter ended September 30, 1999 as compared to 1.37% for the quarter ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold decreased $33.8 million or 52.7% from June 30, 1999 to September 30, 1999 due mainly to funds being invested in higher-yielding adjustable rate mortgages. Investment securities held to maturity increased $6.8 million from June 30, 1999 to September 30, 1999. Escrow for taxes and insurance decreased by $4.4 million or 47.8% as a result of the remittance of property taxes to the various taxing districts during the quarter.

Shareholders' equity was $83.9 million or 7.1% of total assets at September 30, 1999. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 1999, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.67% and 11.74%, respectively.


                                                  Tier I               Tier I            Tier II
                                                   Core              Risk-Based         Risk-Based
                                                  Capital              Capital            Capital
                                                 -----------          ---------          ---------
Equity Capital (1)                               $    83,819          $  83,819          $  83,819
Less non-allowable intangible assets                    (331)              (331)              (331)
Less unrealized securities gains                      (3,741)            (3,741)            (3,741)
Plus general valuation allowances (2)                     --                 --              9,360
                                                 -----------          ---------          ---------
   Total regulatory capital                           79,747             79,747             89,107
Minimum required capital                              47,844             29,953             59,630
                                                 -----------          ---------          ---------
   Excess regulatory capital                     $    31,903          $  49,794          $  29,477
   Adjusted total assets                         $ 1,196,096          $ 748,816          $ 745,371

Regulatory capital as a percentage                      6.67%             10.65%             11.95%
Minimum capital required as a percentage                4.00%              4.00%              8.00%
                                                 -----------          ---------          ---------
Excess regulatory capital as a percentage               2.67%              6.65%              3.95%
                                                 ===========          =========          =========
Well capitalized requirement                            5.00%              6.00%             10.00%
                                                 ===========          =========          =========

--------------------
(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended September 30, 1999.

(2) Limited to 1.25% of risk adjusted total assets.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.


IMPACT OF YEAR 2000:

Parkvale's year 2000 ("Y2K") plan was discussed on Page 12 of the 1999 Annual Report included in the 1999 Form 10-K filed in September 1999. The system conversion was completed as scheduled on September 6, 1999. No changes to the plan are required as a result of ongoing Y2K readiness testing. The Bank continues to focus on contingency planning and monitoring daily activity to ensure uninterrupted customer service.


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

Item 2.  Changes in Securities                      None

Item 3.  Defaults Upon Senior Securities            N/A

Item 4. Submission of Matters to a Vote of Security Holders

(a) The 1999 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 28, 1999. Of 6,091,143 shares eligible to vote, 96.3% or 5,866,306 were voted by proxy.

(b) The shareholders voted to elect the two nominees for directors, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Fred P. Burger, Jr. as director were 5,390,705 shares in favor and 475,601 shares withheld. The results for the re-election of Warren R. Wenner as director were 5,389,465 shares in favor and 476,841 shares withheld.

(c) The recommendation by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 5,711,030 shares in favor, 105,599 shares against and 49,677 shares abstaining.

(d) The shareholders voted to reject a proposal to actively solicit the sale of the Bank, as described in the Proxy Statement for the Annual Meeting. Of 4,960,530 shares voted, 1,633,035 shares were in favor, 3,190,743 shares were against, and 136,752 shares abstained.

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


                                             Parkvale Financial Corporation

DATE: November 12, 1999                      By: /s/ Robert J. McCarthy, Jr.
      ---------------------                     ----------------------------
                                             Robert J. McCarthy, Jr.
                                             President and
                                             Chief Executive Officer


DATE: November 12, 1999                      By: /s/ Timothy G. Rubritz
      ---------------------                     -----------------------------
                                             Timothy G. Rubritz
                                             Vice President, Treasurer and
                                             Chief Financial Officer