Form 10-Q
period 1999-12-31
PARKVALE FINANCIAL CORP
filed 2000-02-11
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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


                         Common Stock $(1.00 par value)
                         ------------------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 ---   ---

The closing sales price of the Registrant's Common Stock on February 8, 2000 was $16.375 per share.

Number of shares of Common Stock outstanding as of February 8, 2000 was 5,789,244.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                           Page
---------------------------------                                           ----
Consolidated Statements of Financial Condition as of December 31, 1999 and
June 30, 1999                                                                  3

Consolidated Statements of Operations for the Three and Six
Months ended December 31, 1999 and 1998                                        4

Consolidated Statements of Cash Flows for the Six Months ended
December 31, 1999 and 1998                                                   5-6

Consolidated Statement of Shareholders' Equity as of December 31, 1999         6

Notes to Unaudited Interim Consolidated Financial Statements                 7-8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       9-14

Part II - Other Information                                                   14

Signatures                                                                    14

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                                         DECEMBER 31,           June 30,
                                                               ASSETS                        1999                 1999
                                                                                         ------------          ----------
                                                                                                     (Unaudited)
Cash and noninterest-earning deposits                                                     $   15,565           $   10,372
Federal funds sold                                                                            41,476               64,042
Interest-earning deposits in other banks                                                         442                  576
Investment securities available for sale (cost of
  $15,024 at December 31 and June 30)                                                         20,730               22,313
Investment securities held to maturity (fair value
  of $103,969 at December 31 and $92,522 at June 30)                                         105,339               92,818
Loans, net of allowance of $13,365 at December 31
  and $13,253 at June 30                                                                   1,010,293              995,671
Foreclosed real estate, net of allowance of $25 at
  December 31 and $0 at June 30                                                                1,168                1,106
Office properties and equipment, net                                                           5,426                5,102
Intangible assets and deferred charges                                                           319                  343
Prepaid expenses and other assets                                                              9,440                9,537
                                                                                          ----------           ----------

                                                                    Total Assets          $1,210,198           $1,201,880
                                                                                          ==========           ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                                                                          $1,056,030           $1,037,416
Advances from Federal Home Loan Bank and other debt                                           59,268               64,708
Escrow for taxes and insurance                                                                 7,330                9,277
Other liabilities                                                                              5,921                5,408
                                                                                          ----------           ----------

                                                               Total Liabilities           1,128,549            1,116,809
                                                                                          ----------           ----------

SHAREHOLDERS' EQUITY
Preferred Stock $(1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                                             --                   --
Common Stock $(1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                                         6,735                6,735
Additional Paid in Capital                                                                     4,704                4,843
Treasury Stock at cost (937,353 shares in December;
  589,181 shares in June)                                                                    (17,130)             (10,545)
Accumulated other comprehensive income                                                         3,623                4,628
Retained earnings                                                                             83,717               79,410
                                                                                          ----------           ----------

                                                      Total Shareholders' Equity              81,649               85,071
                                                                                          ----------           ----------

                                      Total Liabilities and Shareholders' Equity          $1,210,198           $1,201,880
                                                                                          ==========           ==========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           DECEMBER 31,                     DECEMBER 31,
                                                      1999             1998             1999             1998
                                                     -------          -------          -------          -------
Interest income:                                            (Unaudited)                       (Unaudited)
     Loans                                           $18,348          $16,787          $36,492          $32,858
     Mortgage-backed securities                          387              641              821            1,352
     Investments                                       1,515              992            2,906            1,814
     Federal funds sold                                  616            1,369            1,134            3,213
                                                     -------          -------          -------          -------
              Total interest income                   20,866           19,789           41,353           39,237
                                                     -------          -------          -------          -------

Interest expense:
     Savings deposits                                 11,444           11,302           22,660           22,430
     Borrowings                                          821              884            1,701            1,604
                                                     -------          -------          -------          -------
              Total interest expense                  12,265           12,186           24,361           24,034
                                                     -------          -------          -------          -------

Net interest income                                    8,601            7,603           16,992           15,203
Provision for loan losses                                 55               52               88              115
                                                     -------          -------          -------          -------
     Net interest income after
     provision for losses                              8,546            7,551           16,904           15,088
                                                     -------          -------          -------          -------

Noninterest Income:
     Service charges on deposit accounts                 535              420            1,075              826
     Other fees and service charges                      210              206              423              434
     Gain on sale of assets                               --              300               --              610
     Miscellaneous                                       126              111              280              193
                                                     -------          -------          -------          -------
              Total other income                         871            1,037            1,778            2,063
                                                     -------          -------          -------          -------

Noninterest Expenses:
     Compensation and employee benefits                2,367            2,041            4,635            4,184
     Office occupancy                                    679              616            1,308            1,143
     Marketing                                           103              105              218              199
     FDIC insurance                                      153              138              300              278
     Office supplies, telephone and postage              280              289              572              529
     Miscellaneous                                       712              677            1,440            1,332
                                                     -------          -------          -------          -------
              Total other expenses                     4,294            3,866            8,473            7,665
                                                     -------          -------          -------          -------

Income before income taxes                             5,123            4,722           10,209            9,486
Income tax expense                                     1,883            1,747            3,772            3,510
                                                     -------          -------          -------          -------

Net income                                           $ 3,240          $ 2,975          $ 6,437          $ 5,976
                                                     =======          =======          =======          =======

Net income per share:
     Basic                                             $0.55            $0.47            $1.07            $0.94
     Diluted                                           $0.54            $0.46            $1.06            $0.91
Dividends per share                                    $0.18            $0.15            $0.36            $0.30

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Dollar amounts in thousands)

                                                                               1999                1998
                                                                             ---------           ---------
Cash flows from operating activities:                                                 (Unaudited)
     Interest received                                                       $  41,537           $  39,220
     Loan fees received                                                            217                 192
     Other fees and commissions received                                         1,715               1,365
     Interest paid                                                             (24,396)            (24,010)
     Cash paid to suppliers and others                                          (7,018)            (10,126)
     Income taxes paid                                                          (3,901)             (3,024)
                                                                             ---------           ---------

     Net cash provided by operating activities                                   8,154               3,617

Cash flows from investing activities:
     Proceeds from sale of investment securities available for sale                 --                 633
     Proceeds from maturities of investments                                       670              49,244
     Purchase of investment securities held to maturity                        (17,154)            (63,230)
     Maturity of deposits in other banks                                           134                 145
     Purchase of loans                                                         (42,336)           (154,277)
     Proceeds from sales of loans                                                  897               1,186
     Principal collected on loans                                              106,283             159,375
     Loans made to customers, net of loans in process                          (75,416)           (126,133)
     Other                                                                        (603)               (383)
                                                                             ---------           ---------

     Net cash used in investing activities                                     (27,525)           (133,440)

Cash flows from financing activities:
     Net (decrease) increase in checking and savings accounts                      446              14,777
     Net (decrease) increase in certificates of deposit                         18,168              34,191
     Proceeds from FHLB advances                                                    --              20,000
     Repayment of FHLB advances                                                 (5,006)                 (6)
     Net decrease in other borrowings                                             (434)             (1,589)
     Decrease in borrowers' advances for taxes and insurance                    (1,946)             (1,742)
     Cash dividends paid                                                        (2,044)             (1,727)
     Allocation of treasury stock to retirement plans                               --                 133
     Acquisition of treasury stock                                              (7,186)             (3,525)
                                                                             ---------           ---------

     Net cash provided by financing activities                                   1,998              60,512
                                                                             ---------           ---------

Net decrease in cash and cash equivalents                                      (17,373)            (69,311)

     Cash and equivalents at beginning of period                                74,414             134,528
                                                                             ---------           ---------

     Cash and equivalents at end of period                                   $  57,041           $  65,217
                                                                             =========           =========

Reconciliation of net income to net cash provided                       SIX MONTHS ENDED
     by operating activities:                                             DECEMBER 31,
                                                                    1999              1998
                                                                   -------           -------
                                                                           (Unaudited)
Net income                                                          $ 6,437           $ 5,976
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                      301               196
     Accretion and amortization of loan fees and discounts             (103)             (503)
     Loan fees collected and deferred                                   217               192
     Provision for loan losses                                           88               115
     Gain on sale of assets                                              --              (610)
     (Increase) decrease in accrued interest receivable                  (9)              130
     Increase (decrease) in other assets                                778               (95)
     (Increase) decrease in accrued interest payable                    (35)               25
     Increase (decrease) in other liabilities                           480            (1,809)
                                                                    -------           -------
     Total adjustments                                                1,717            (2,359)
                                                                    -------           -------

Net cash provided by operating activities                           $ 8,154           $ 3,617
                                                                    =======           =======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $417 for the six months ended December 31, 1999 and $631 for the six months ended December 31, 1998.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                             Accumulated
                                                                                Other                        Total
                                      Common       Paid-in    Treasury      Comprehensive    Retained    Shareholders'
                                       Stock       Capital     Stock            Income       Earnings       Equity
                                      ------       -------    --------      -------------    --------    -------------
Balance, June 30, 1999                $6,735        $4,843    $(10,545)         $4,628       $79,410        $85,071
                                                                                                            -------

Net income, six months
  ended December 31, 1999                                                                      6,437          6,437

Unrealized security losses on
  available for sale securities                                                 (1,005)                      (1,005)
                                                                                                            -------

         Comprehensive Income                                                                                 5,432

Dividends on common stock at
  $0.36 per share                                                                             (2,130)        (2,130)

Exercise of stock options                             (139)        601                                          462

Treasury stock purchased                                        (7,186)                                      (7,186)
                                      ------        ------    --------          ------       -------        -------

Balance, December 31, 1999            $6,735        $4,704    $(17,130)         $3,623       $83,717        $81,649
                                      ======        ======    ========          ======       =======        =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1.  Statements of Operations
The statements of operations for the three and six months ended December 31, 1999 and 1998 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results which may be expected for fiscal 2000. The Annual Report on Form 10-K for the year ended June 30, 1999 contains additional information and should be read in conjunction with this report.

2.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31:

                                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 DECEMBER 31,                            DECEMBER 31,
                                                           1999                1998                1999                1998
                                                        ----------          ----------          ----------          ----------
Numerator for basic and diluted earnings per share:
     Net income                                         $    3,240          $    2,975          $    6,437          $    5,976
Denominator:
     Weighted average shares
         for basic earnings per share                    5,886,920           6,337,069           5,993,070           6,387,774
     Effect of dilutive employee stock options              66,860             138,813              78,144             154,309
                                                        ----------          ----------          ----------          ----------
     Weighted average shares for
         dilutive earnings per share                     5,953,780           6,475,882           6,071,214           6,542,083
                                                        ==========          ==========          ==========          ==========
Net income per share:
          Basic                                              $0.55               $0.47               $1.07               $0.94
                                                             =====               =====               =====               =====
          Diluted                                            $0.54               $0.46               $1.06               $0.91
                                                             =====               =====               =====               =====

3.  Loans

Loans are summarized as follows:                           DECEMBER 31,          June 30,
Mortgage loans:                                                1999                1999
                                                           ------------         ----------
    Residential:
       1-4 Family                                           $  797,002          $  790,073
       Multifamily                                              17,041              16,920
     Commercial                                                 48,379              41,596
     Other                                                       6,502              12,452
                                                            ----------          ----------
                                                               868,924             861,041
Consumer loans                                                 131,512             129,452
Commercial business loans                                       20,926              23,572
Loans on savings accounts                                        2,684               2,749
                                                            ----------          ----------
                                                             1,024,046           1,016,814
Less: Loans in process                                              50               7,639
       Allowance for loan losses                                13,365              13,253
       Unamortized discount and deferred loan fees                 338                 251
                                                            ----------          ----------
Loans, net                                                  $1,010,293          $  995,671
                                                            ==========          ==========

The following summarizes the activity in the allowance for loan losses for the six months ended December 31:

                                                 1999                1998
                                               --------            --------
Beginning balance                               $13,253             $13,223
Provision for losses - mortgage loans                33                  90
Provision for losses - consumer loans                55                  25
Loans recovered                                     111                  56
Loans charged off                                   (87)               (201)
                                                -------             -------
Ending balance                                  $13,365             $13,193
                                                =======             =======

Nonaccrual loans                                $ 3,126             $ 1,746
     as a percent of total assets                  0.26%               0.15%

Loans are placed on nonaccrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income of nonaccrual loans that had not been recognized in interest income was $119 at December 31, 1999 and $102 at June 30, 1999.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment, however, the Bank had no loans classified as impaired at December 31, 1999. Impaired assets include $1,168 of foreclosed real estate as of December 31, 1999, which is recorded at the lower of acquisition costs or fair value.

4.  Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the six months ended December 31, 1999 and 1998, total comprehensive income amounted to $5,432 and $6,792, respectively.

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

Balance Sheet Data:                                                DECEMBER 31,
                                                             1999                1998
                                                          ----------          ----------
Total assets                                              $1,210,198          $1,161,137
Loans, net                                                 1,010,293             952,651
Interest-earning deposits and federal funds sold              41,918              54,030
Total investments                                            126,069             129,557
Savings deposits                                           1,056,030             998,420
FHLB advances                                                 55,653              60,665
Shareholders' equity                                          81,649              85,830
Book value per share                                      $    14.08          $    13.57

Statistical Profile:
                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      DECEMBER 31,  (1)               DECEMBER 31,  (1)
                                                    1999            1998            1999            1998
                                                   ------          ------          ------          ------
Average yield earned on all
   interest-earning assets                          7.10%           7.06%           7.05%           7.16%
Average rate paid on all
   interest-bearing liabilities                     4.41%           4.66%           4.40%           4.69%
Average interest rate spread                        2.69%           2.40%           2.65%           2.47%
Net yield on average
   interest-earning assets                          2.93%           2.71%           2.90%           2.77%
Other expenses to average assets                    1.42%           1.34%           1.41%           1.35%
Taxes to pre-tax income                            36.76%          37.00%          36.95%          37.00%
Return on average assets                            1.07%           1.03%           1.07%           1.06%
Return on average equity                           16.50%          14.79%          16.19%          14.83%
Average equity to average total assets              6.51%           6.98%           6.61%           7.12%
Dividend payout ratio                              33.33%          32.61%          33.96%          32.97%

                                                              AT DECEMBER 31,
                                                           1999            1998
                                                          ------          ------
One year gap to total assets                              -7.60%          -2.63%
Intangibles to total equity                                0.39%           0.43%
Capital to assets ratio                                    6.75%           7.39%
Ratio of nonperforming assets to total assets              0.35%           0.34%
Number of full-service offices                               31              30


(1) The applicable income and expense figures have been annualized in calculating the percentages.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

For the three months ended December 31, 1999, Parkvale reported net income of $3.2 million or $0.54 per diluted share up 8.9%, or 17.4% on a per share basis, from net income of $3.0 million or $0.46 per diluted share for the quarter ended December 31, 1998. The $265,000 increase in net income for the December 1999 quarter reflects increased net interest income of $998,000 and increased fee income of $134,000, which are partially offset by an increase in other expense of $428,000. Net interest income increased to $8.6 million from $7.6 million for the quarter ended December 31, 1998. The higher percentage increase in earnings per share was the result of fewer outstanding shares in the current quarter due to ongoing stock repurchase programs. Return on average equity increased to 16.5% for the December 1999 quarter compared to 14.79% for the December 1998 quarter.

INTEREST INCOME:
Parkvale had interest income of $20.9 million for the three months ended December 31, 1999 versus $19.8 million during the comparable period in 1998. This increase of $1.1 million or 5.4% is the result of a $53 million or 4.7% increase in the average balance of interest-earning assets and a 4 basis point increase in the average yield from 7.06% in 1998 to 7.10% in 1999. Interest income from loans increased $1.6 million or 9.3% resulting from an increase in the average outstanding loan balances of $103.9 million or 11.5%, offset slightly by a 15 basis point decrease in the average yield from 7.45% in 1998 to 7.30% in 1999. Interest income on mortgage-backed securities decreased $254,000 or 39.6% from the 1998 quarter due to a decrease of $14.7 million or 39.8% in the average balance. Investment interest income increased by $523,000 or 52.7% from the 1998 quarter due to a 72 basis point increase in the average yield from 5.20% in 1998 to 5.92% in 1999 and an increase of $26.1 million or 34.2% in the average balance. The investment portfolio includes $58.8 million invested in various corporate bonds and trust preferred securities throughout calendar year 1999 yielding 6.82%. Interest income earned on federal funds sold decreased $753,000 or 55.0% from the 1998 quarter due to a decrease in the average balance of $62.3 million or 58.0% offset somewhat by a 35 basis point increase in the average yield from 5.09% in 1998 to 5.44% in 1999. At December 31, 1999, the weighted average yield on all interest-earning assets was 7.31% compared to 7.20% at December 31, 1998.

INTEREST EXPENSE:
Interest expense increased by $79,000 or 0.7% from the 1998 quarter to the 1999 quarter. This minimal increase was due to an increase in the average deposits and borrowings of $66.4 million or 6.35%, offset by a 25 basis point decrease in the average rate paid on deposits and borrowings from 4.66% in 1998 to 4.41% in 1999. At December 31, 1999, the average rate payable on liabilities was 4.45% for deposits, 5.48% for borrowings and 4.50% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:
Parkvale's provision for loan losses increased by $3,000 or 5.8% from the 1998 quarter to the 1999 quarter. Aggregate valuation allowances were 1.31% of gross loans at December 31, 1999, 1.30% of gross loans at June 30, 1999 and 1.35% of gross loans at December 31, 1998. Total loan loss reserves at December 31, 1999 were $13.4 million.

Nonperforming loans and real estate owned were $4.3 million, $3.3 million and $3.9 million at December 31, 1999, June 30, 1999 and December 31, 1998, representing 0.35%, 0.27% and 0.34% of total assets at the respective balance sheet dates. The increase in fiscal 2000 relates primarily to delinquent mortgage loans in single family owner occupied homes.

OTHER INCOME:
Total other income decreased by $166,000 or 16.0% for the December 1999 quarter as a result of the $300,000 gain from the sale of equity securities, specifically Freddie Mac stock, realized during the 1998 quarter. Absent this gain, other income increased $134,000 or 18.2%, primarily due to increased service charges on all types of deposit and loan products.

OTHER EXPENSE:
Total other expenses increased by $428,000 or 11.1% from quarter ended December 1998 to the quarter ended December 1999. This increase is due principally to increases in compensation and office occupancy of $326,000 and $63,000, or 16.0% and 10.2%, respectively. Parkvale opened a new branch office and utilized additional headquarters office space since December 1998. Compensation has risen due to additional personnel to support a new in-house data processing system installed in September 1999. Annualized noninterest expenses as a percentage of average assets were 1.42% for the quarter ended December 31, 1999 as compared to 1.34% for the quarter ended December 31, 1998.


RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1998 AND
1997

For the six months ended December 31, 1999, Parkvale had net income of $6.4 million or $1.06 per diluted share versus $6.0 million or $0.91 per diluted share for the comparable period in 1998. The $461,000 or 7.7% increase in net income for the six months ended December 31, 1999 reflects increased net interest income of $1.8 million and increased fee income of $325,000, these items were partially offset by increased operating expenses of $808,000. Net interest income for the six months ended December 31, 1999 increased to $17.0 million from $15.2 million for the six months ended December 31, 1998.

INTEREST INCOME:
Parkvale had interest income of $41.4 million during the six months ended December 31, 1999 versus $39.2 million during the comparable period in 1998. The increase of $2.1 million is attributable to an increase in the average interest-earning asset portfolio of $76.1 million or 6.9%, offset by an 11 basis point decrease in the average yield from 7.16% in 1998 to 7.05% in 1999. Interest income from loans increased $3.6 million or 11.06% due to an increase in the average loan balance of $135.0 million or 15.5%, offset by a 29 basis point decrease in the average yield from 7.54% in 1998 to 7.25% in 1999. Interest income on mortgage-backed securities declined by $531,000 or 39.3% from the first six months of the previous fiscal year. This was due to a decrease in the average portfolio of $15.1 million or 39.1%, compounded by a 3 basis point decrease in the average yield from 7.00% to 6.97%. Income from investments increased by $1.1 million or 60.2% from 1998 due to an increase in the average investment balance of $32.8 million or 49.3% and a 40 basis point increase in the average yield from 5.45% in 1998 to 5.85% in 1999. Interest income earned on federal funds sold decreased $2.1 million or 64.7% from the prior six months ended December 1998. This was due to a decrease of the average federal fund balance of $76.6 million or 64.3%, coupled with a 6 basis point decrease in the average yield from 5.40% in 1998 to 5.34% in 1999.

INTEREST EXPENSE:
Interest expense increased by $327,000 or 1.4% from the 1998 six month period to the 1999 six month period. The small increase was due to a rise in average deposits and borrowings of $82.3 million offset by a 29 basis point decrease in the average rate paid from 4.69% in 1998 to 4.40% in 1999.

PROVISION FOR LOAN LOSSES:
Parkvale's provision for loan losses decreased by $27,000 or 23.5% from the 1998 to the 1999 six month period. Aggregate valuation allowances were 1.31% of gross loans at December 31, 1999, 1.30% of gross loans at June 30, 1999 and 1.35% of gross loans at December 31, 1998. Total loan loss reserves at December 31, 1999 were $13.4 million.

Nonperforming loans and real estate owned were $4.3 million, $3.3 million and $3.9 million at December 31, 1999, June 30, 1999 and December 31, 1998, representing 0.35%, 0.27% and 0.34% of total assets at the respective balance sheet dates.

OTHER INCOME:
Other income decreased by $285,000 or 13.8% for the six months ended December 31, 1999 from the six months ended December 31, 1998 as a result of the $610,000 gain from the sale of equity securities, specifically Freddie Mac stock, realized during the first six months of 1998. Excluding this gain, other income increased $325,000 or 22.4%, primarily due to increased service charges on all types of deposit and loan products.

OTHER EXPENSE:
Other expenses increased by $808,000 for the six month period ended December 31, 1999 from same period in 1998. This increase is due principally to increases in compensation and office occupancy of $451,000 and $165,000, or 10.8% and 14.4%, respectively. Parkvale opened a new branch office and taken over additional office space in the headquarters building since December 1998. Compensation has risen mainly due to additional personnel and overall training costs to support the conversion to a new in- house data processing system completed during September 1999. Annualized noninterest expenses as a percentage of average assets were 1.41% for the six months ended December 31, 1999 as compared to 1.35% for the six months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES:
Federal funds sold decreased $22.6 million or 35.2% from June 30, 1999 to December 31, 1999 as a result of increased loan balances of $14.6 million, increased investment balances of $12.5 million and increased cash balances of $5.2 million, mitigated somewhat by increased deposit balances of $18.6 million. Escrow for taxes and insurance decreased by $1.9 million or 21.0% as a result of the remittance of property taxes to the various taxing districts during the first quarter.

Shareholders' equity was $81.7 million or 6.75% of total assets at December 31, 1999. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 1999, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.40% and 11.77%, respectively.

                                                                         Tier I               Tier I            Tier II
                                                      GAAP                Core              Risk-Based         Risk-Based
                                                     Capital             Capital              Capital           Capital
                                                    ----------          ----------          ----------         ----------
Equity Capital (1)                                  $   81,700          $   81,700           $ 81,700           $ 81,700
Less non-allowable intangible assets                        --                (319)              (319)              (319)
Less unrealized securities gains                            --              (3,383)            (3,383)            (3,383)
Plus general valuation allowances (2)                       --                  --                 --              9,600
Plus allowable unrealized holding gains (3)                 --                  --                 --              2,398
                                                    ----------          ----------           --------           --------
   Total regulatory capital                             81,700              77,998             77,998             89,996
Minimum required capital                                    --              48,740             30,623             61,168
                                                    ----------          ----------           --------           --------
   Excess regulatory capital                        $   81,700          $   29,258           $ 47,375           $ 28,828
                                                    ----------          ----------           --------           --------

Adjusted total assets                               $1,209,234          $1,218,499           $765,572           $764,601

Regulatory capital as a percentage                        6.76%               6.40%             10.19%             11.77%
Minimum capital required as a percentage                    --                4.00%              4.00%              8.00%
                                                    ----------          ----------           --------           --------
Excess regulatory capital as a percentage                 6.76%               2.40%              6.19%              3.77%
                                                    ==========          ==========           ========           ========
Well capitalized requirement                                --                5.00%              6.00%             10.00%
                                                    ==========          ==========           ========           ========

----------------------------
(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended December 31, 1999.
(2)    Limited to 1.25% of risk adjusted total assets.
(3)    Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material adverse effects on Parkvale's liquidity, capital resources or operations.

IMPACT OF YEAR 2000:
Parkvale's year 2000 ("Y2K") plan was discussed on Page 12 of the 1999 Annual Report included in the 1999 Form 10-K filed in September 1999. The system conversion was successfully completed as scheduled on September 6, 1999. The Bank conducted business as usual on Saturday, January 1, 2000, without incident, and continues to operate without interruption. Management remains focused on monitoring and validating daily activity to ensure uninterrupted customer service throughout the year 2000.

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

DATE: February 10, 2000                         By:/s/ Robert J. McCarthy, Jr.
      -----------------                            ---------------------------
                                                Robert J. McCarthy, Jr.
                                                President and
                                                Chief Executive Officer

DATE: February 10, 2000                         By: /s/ Timothy G. Rubritz
      -----------------                             --------------------------
                                                Timothy G. Rubritz
                                                Vice President, Treasurer and
                                                Chief Financial Officer