Form 10-Q
period 2000-03-31
PARKVALE FINANCIAL CORP
filed 2000-05-11
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                          COMMISSION FILE NO: 0-17411

                         PARKVALE FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


      PENNSYLVANIA                                              25-1556590
------------------------                                  ---------------------
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

The closing sales price of the Registrant's Common Stock on May 9, 2000 was $16.00 per share.

Number of shares of Common Stock outstanding as of May 9, 2000 was 5,729,983.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I. Financial Information                                            Page
-----------------------------                                            ----
Consolidated Statements of Financial Condition as of March 31, 2000
and June 30, 1999                                                           3

Consolidated Statements of Operations for the Three and Nine Months
ended March 31, 2000 and 1999                                               4

Consolidated Statements of Cash Flows for the Nine Months ended
March 31, 2000 and 1999                                                   5-6

Consolidated Statements of Shareholders' Equity as of March 31, 2000        6

Notes to Unaudited Interim Consolidated Financial Statements              7-8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                    9-14

Part II - Other Information                                                14

Signatures                                                                 14

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)


                                                                    MARCH 31,            June 30,
                              ASSETS                                  2000                 1999
                                                                   ----------           ----------
                                                                             (Unaudited)
Cash and noninterest-earning deposits                              $   13,912           $   10,372
Federal funds sold                                                     49,135               64,042
Interest-earning deposits in other banks                                6,620                  576
Investment securities available for sale (cost of
  $15,027 at March 31 and at June 30)                                  20,270               22,313
Investment securities held to maturity (fair value
  of $99,957 at March 31 and $92,522 at June 30)                      102,318               92,818
Loans, net of allowance of $13,372 at March 31
  and $13,253 at June 30                                            1,019,771              995,671
Foreclosed real estate                                                  1,530                1,106
Office properties and equipment, net                                    5,625                5,102
Intangible assets and deferred charges                                    308                  343
Prepaid expenses and other assets                                      10,210                9,537
                                                                   ----------           ----------

                                             Total assets          $1,229,699           $1,201,880
                                                                   ==========           ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                                                   $1,073,448           $1,037,416
Advances from Federal Home Loan Bank                                   55,650               60,659
Escrow for taxes and insurance                                          7,330                9,277
Other liabilities                                                       5,570                5,408
Other debt                                                              4,670                4,049
                                                                   ----------           ----------

                                        Total liabilities          $1,146,668           $1,116,809
                                                                   ----------           ----------

SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                      --                   --
Common stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                  6,735                6,735
Additional paid-in capital                                              4,480                4,843
Treasury stock at cost (966,811 shares in March
  and 589,181 shares in June)                                         (17,581)             (10,545)
Accumulated other comprehensive income                                  3,331                4,628
Retained earnings                                                      86,066               79,410
                                                                   ----------           ----------

                               Total shareholders' equity              83,031               85,071
                                                                   ----------           ----------

               Total liabilities and shareholders' equity          $1,229,699           $1,201,880
                                                                   ==========           ==========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollar amounts in thousands, except share data)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              MARCH 31,                         MARCH 31,
                                                        2000             1999             2000             1999
                                                      -------          -------          -------          -------
Interest Income:                                             (Unaudited)                       (Unaudited)
     Loans                                            $18,794          $17,742          $55,286          $50,600
     Mortgage-backed securities                           399              568            1,220            1,920
     Investments                                        1,615              758            4,521            2,572
     Federal funds sold                                   618            1,009            1,752            4,222
                                                      -------          -------          -------          -------
              Total interest income                    21,426           20,077           62,779           59,314
                                                      -------          -------          -------          -------

Interest Expense:
     Savings deposits                                  11,719           11,138           34,379           33,568
     Borrowings                                           816              882            2,517            2,486
                                                      -------          -------          -------          -------
              Total interest expense                   12,535           12,020           36,896           36,054
                                                      -------          -------          -------          -------

Net interest income                                     8,891            8,057           25,883           23,260
Provision for loan losses                                  59               44              147              159
                                                      -------          -------          -------          -------
     Net interest income after
     provision for losses                               8,832            8,013           25,736           23,101
                                                      -------          -------          -------          -------

Noninterest Income:
     Service charges on deposit accounts                  562              454            1,637            1,280
     Other fees and service charges                       175              184              598              618
     Gain on sale of assets                                --               --               --              610
     Miscellaneous                                        138              113              418              306
                                                      -------          -------          -------          -------
              Total other income                          875              751            2,653            2,814
                                                      -------          -------          -------          -------

Noninterest Expenses:
     Compensation and employee benefits                 2,475            2,224            7,110            6,408
     Office occupancy                                     788              579            2,096            1,722
     Marketing                                            107               88              325              287
     FDIC insurance                                        54              147              354              425
     Office supplies, telephone, and postage              319              253              891              782
     Miscellaneous                                        657              703            2,097            2,035
                                                      -------          -------          -------          -------
              Total other expense                       4,400            3,994           12,873           11,659
                                                      -------          -------          -------          -------

Income before income taxes                              5,307            4,770           15,516           14,256
Income tax expense                                      1,920            1,766            5,692            5,276
                                                      -------          -------          -------          -------

Net income                                            $ 3,387          $ 3,004          $ 9,824          $ 8,980
                                                      =======          =======          =======          =======

Basic earnings per share                              $  0.59          $  0.47          $  1.66          $  1.41
Diluted earnings per share                            $  0.58          $  0.47          $  1.64          $  1.38
Dividends per share                                   $  0.18          $  0.15          $  0.54          $  0.45

PARKVALE FINANCIAL CORPORATION CONSOLIDATED
STATEMENTS OF CASH FLOWS FOR NINE
MONTHS ENDED MARCH 31, 2000 AND 1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Dollar amounts in thousands)

                                                                               2000                1999
                                                                             ---------           ---------
Cash flows from operating activities:                                                 (Unaudited)
     Interest received                                                       $  62,902           $  59,085
     Loan fees received                                                            586                 273
     Other fees and commissions received                                         2,560               2,086
     Interest paid                                                             (36,907)            (35,997)
     Cash paid to suppliers and others                                         (13,222)            (13,928)
     Income taxes paid                                                          (4,751)             (3,549)
                                                                             ---------           ---------

     Net cash provided by operating activities                                  11,168               7,970

Cash flows from investing activities:
     Proceeds from sale of investment securities available for sale                 --                 633
     Proceeds from maturities of investments                                     2,684             102,725
     Purchase of investment securities available for sale                           --              (5,000)
     Purchase of investment securities held to maturity                        (18,934)            (78,970)
     Purchase (reduction) of deposits in other banks                            (6,044)                 21
     Purchase of loans                                                         (60,390)           (206,863)
     Proceeds from sales of loans                                                1,296               1,290
     Principal collected on loans                                              143,191             248,921
     Loans made to customers, net of loans in process                         (102,102)           (182,109)
     Other                                                                        (968)               (534)
                                                                             ---------           ---------

     Net cash used in investing activities                                     (41,267)           (119,886)

Cash flows from financing activities:
   Net increase in checking and savings accounts                                 7,861              20,773
   Net increase in certificates of deposit                                      28,171              52,269
   Proceeds from FHLB advances                                                      --              20,000
   Repayment of FHLB advances                                                   (5,009)                 (8)
   Net increase (decrease) in other borrowings                                     620              (1,392)
   Decrease in borrowers' advances for tax & insurance                          (1,947)             (1,803)
   Cash dividends paid                                                          (3,051)             (2,681)
   Allocation of treasury stock to retirement plans                               (530)               (133)
   Acquisition of treasury stock                                                (7,383)             (6,499)
                                                                             ---------           ---------

     Net cash provided by financing activities                                  18,732              80,526
                                                                             ---------           ---------

Net (decrease) in cash and cash equivalents                                    (11,367)            (31,390)

     Cash and equivalents at beginning of period                                74,414             134,528
                                                                             ---------           ---------

     Cash and equivalents at end of period                                   $  63,047           $ 103,138
                                                                             =========           =========

Reconciliation of net income to net cash provided
     by operating activities:                                         2000              1999
                                                                    -------           -------
Net income                                                          $ 9,824           $ 8,980
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                      480               296
     Accretion and amortization of loan fees and discounts             (153)             (716)
     Loan fees collected and deferred                                   586               273
     Provision for loan losses                                          147               159
     Gain on sale of assets                                              --              (610)
     (Increase) in accrued interest receivable                         (187)              (77)
     (Decrease) increase in other assets                                576              (800)
     (Increase) decrease in accrued interest payable                    (11)               58
     (Decrease) increase in other liabilities                           (94)              407
                                                                    -------           -------
     Total adjustments                                                1,344            (1,010)
                                                                    -------           -------
Net cash provided by operating activities                           $11,168           $ 7,970
                                                                    =======           =======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $1,040 and $816 in the nine months ended March 31, 2000 and 1999, respectively.


                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (Dollar amounts in thousands, except share data)


                                                                      Accumulated
                                                                         Other                      Total
                                  Common       Paid-in   Treasury    Comprehensive   Retained   Shareholders'
                                  Stock        Capital    Stock          Income      Earnings      Equity
                                  ------       -------   --------    -------------   --------   -------------
Balance, June 30, 1999            $6,735       $4,843    ($10,545)       $4,628      $79,410      $85,071

Net income, nine months ended
 March 31, 2000                                                                        9,824        9,824

Unrealized security losses on
  available-for sale securities                                          (1,297)                   (1,297)
                                                                                                  -------

         Comprehensive Income                                                                       8,527

Dividends on common stock at
  $0.54 per share                                                                     (3,168)      (3,168)

Treasury stock purchased                                   (8,401)                                 (8,401)

Treasury stock contributed to
  benefit plans                                               530                                     530

Exercise of stock options                       (363)         835                                     472
                                  ------       ------    --------        ------      -------      -------

Balance, March 31, 2000           $6,735       $4,480    ($17,581)       $3,331      $86,066      $83,031
                                  ======       ======    ========        ======      =======      =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1. Statements of Operations
The statements of operations for the three and nine months ended March 31, 2000 and 1999 are unaudited, but in the opinion of management reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results which may be expected for fiscal 2000. The Annual Report on Form 10-K for the year ended June 30, 1999 contains additional information and should be read in conjunction with this report.

2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                   MARCH 31,                               MARCH 31,
                                                           2000                1999                1999                1999
                                                         ---------           ---------           ---------           ---------
Numerator for basic and diluted
  earnings per share:
     Net income                                             $3,387              $3,004              $9,824              $8,980
Denominator:
     Weighted average shares
         for basic earnings per share                    5,785,129           6,306,606           5,923,756           6,360,718
     Effect of dilutive employee stock options              42,874             116,148              66,387             141,589
                                                         ---------           ---------           ---------           ---------
     Weighted average shares for
         dilutive earnings per share                     5,828,003           6,422,754           5,990,143           6,502,307
                                                         =========           =========           =========           =========
Net income per share:
     Basic                                                  $ 0.59              $ 0.47              $ 1.66              $ 1.41
     Diluted                                                $ 0.58              $ 0.47              $ 1.64              $ 1.38

3. Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the nine months ended March 31, 2000 and 1999, total comprehensive income amounted to $8,527 and $9,271, respectively.

4. Loans:

Loans are summarized as follows:                                       MARCH 31,            June 30,
                                                                         2000                 1999
                                                                      ----------           ----------
First mortgage loans:                                                  (Dollar amounts in thousands)
     Residential:
       1-4 Family                                                     $  792,053           $  775,786
       Multifamily                                                        16,870               16,920
     Commercial                                                           51,467               52,335
     Other                                                                 8,311                8,591
                                                                      ----------           ----------
                                                                         868,701              853,632
Consumer loans                                                           130,640              129,452
Commercial business loans                                                 32,117               23,572
Loans on savings accounts                                                  2,532                2,749
                                                                      ----------           ----------
                                                                       1,033,990            1,009,405
Less: Loans in process                                                       256                  230
   Allowance for loan losses                                              13,372               13,253
   Unamortized discount (premium) and deferred loan fees                     591                  251
                                                                      ----------           ----------
Loans, net                                                            $1,019,771           $  995,671
                                                                      ==========           ==========

Nonperforming assets                                                  $    4,028           $    3,266
   as a percent of total assets                                             0.33%                0.27%


The following summary sets forth the activity in the allowance for loan losses for the nine months ended March 31:

                                                                        1999                 1999
                                                                      -------              -------
Beginning balance                                                     $13,253              $13,223
Provision for losses - mortgage loans                                      40                  105
Provision for losses - consumer loans                                     107                   54
Loans recovered                                                           121                   67
Loans charged off                                                        (149)                (230)
                                                                      -------              -------
Ending balance                                                        $13,372              $13,219
                                                                      =======              =======

Loans are placed on nonaccrual status when in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $124 for the nine months ended March 31, 2000 and $102 for the year ended June 30, 1999.

Nonaccrual, substandard and doubtful commercial and other real estate loans are normally considered to be impaired loans. However the Bank had no loans classified as impaired at March 31, 2000 and at March 31, 1999. Impaired assets include $1,530 of foreclosed real estate as of March 31, 2000, which is recorded at the lower of acquisition costs or fair value.

Reclassification:
Certain loan detail amounts at June 30, 1999 have been reclassified for comparative purposes.

                         PARKVALE FINANCIAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                (Dollar amounts in thousands, except share data)

Balance Sheet Data:                                                                       MARCH 31,
                                                                                  2000               1999
                                                                                ----------        ----------
Total assets                                                                    $1,229,699        $1,185,964
Loans, net                                                                       1,019,771           983,328
Interest-earning deposits and federal funds sold                                    55,755            94,854
Total investments                                                                  122,588            84,477
Savings deposits                                                                 1,073,448         1,022,494
FHLB Advances                                                                       55,650            60,662
Other borrowings                                                                     4,670             3,028
Shareholders' equity                                                                83,031            84,722
Book value per share                                                                $14.39            $13.59

Statistical Profile:
                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       MARCH 31, (1)                    MARCH 31, (1)
                                                                    1999           1999             2000            1999
                                                                   ------         ------           ------          ------
Average yield earned on all
   interest-earning assets                                          7.28%          7.08%            7.13%           7.13%
Average rate paid on all
   interest-bearing liabilities                                     4.47%          4.51%            4.42%           4.63%
Average interest rate spread                                        2.81%          2.57%            2.71%           2.50%
Net yield on average
   interest-earning assets                                          3.03%          2.84%            2.94%           2.80%
Other expenses to average assets                                    1.44%          1.37%            1.42%           1.36%
Efficiency ratio                                                   45.05%         45.35%           45.11%          44.72%
Taxes to pre-tax income                                            36.18%         37.02%           36.68%          37.01%
Return on average assets                                            1.11%          1.03%            1.08%           1.05%
Return on average equity                                           16.93%         14.78%           16.44%          14.81%
Average equity to average total assets                              6.56%          6.96%            6.60%           7.07%

                                                                                          AT MARCH 31,
                                                                                     1999             1999
                                                                                    ------           ------
One year gap to total assets                                                        -2.03%           -0.94%
Intangibles to total equity                                                          0.37%            0.42%
Capital to assets ratio                                                              6.75%            7.14%
Ratio of nonperforming assets to total assets                                        0.35%            0.27%
Number of full-service offices                                                         31               30


(1) The applicable income and expense figures have been annualized in calculating the percentages.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

For the three months ended March 31, 2000, Parkvale reported net income of $3.4 million or $0.58 per diluted share up 12.8% (or 23.4% on a per share basis) from net income of $3.0 million or $0.47 per diluted share for the quarter ended March 31, 1999. The $383,000 increase in net income for the March 2000 quarter primarily reflects an 10.4% increase in net interest income of $834,000. For the quarter ended March 31, 2000, net interest income increased to $8.9 million from $8.1 million for the quarter ended March 31, 1999. The fiscal 2000 and 1999 quarterly results do not include any unusual items or gains from the sale of assets.

INTEREST INCOME:

Parkvale had interest income of $21.4 million during the three months ended March 31, 2000 versus $20.1 million during the comparable period in 1999. This increase of $1.3 million is the direct result of a $47 million or 4.1% increase in the average balance of interest-earning assets, coupled with a 20 basis point increase in the average yield from 7.08% in 1999 to 7.28% in 2000. Interest income from loans increased $1.1 million or 5.9% resulting from the $58.9 million or 6.1% increase in the average outstanding loan balances with only a 1 basis point increase in the average yield from 7.40% in 1999 to 7.41% in 2000. Consistent with Parkvale's ongoing practice of supplementing our loan originations, when necessary, with purchases of adjustable rate mortgage loans (after subjecting such credits to our normal underwriting standards), the average loan increase includes loan purchases of $19.7 million during the quarter and fiscal year to date purchases of $60.4 million.

Conversely, interest income on mortgage-backed securities for the 2000 quarter decreased $169,000 or 29.8% from the 1999 quarter due to a decrease of $11.1 million or 33.4% in the average balance, offset only slightly by a 37 basis point increase in the average yield from 6.88% in 1999 to 7.24% in 2000. Investment securities interest income increased by $857,000 or 113.1% from the 1999 quarter due to an increase of $40.9 million or 72.7% in the average balance along with a 1.26 basis point increase in the average yield from 5.38% in 1999 to 6.64% in 2000. Interest income earned on federal funds sold decreased $391,000 or 38.8% from the 1999 quarter due to a decrease in the average balance of $41.8 million or 49.3%, compounded by a 99 basis point increase in the average yield from 4.76% in 1999 to 5.74% in 2000. At March 31, 2000, the weighted average yield on all interest earning assets was 7.30% compared to 7.31% at December 31, 1999 and 7.12% at March 31, 1999.

INTEREST EXPENSE:

Interest expense increased by $515,000 or 4.3% from the 1999 to the 2000 quarter. The increase was due to an overall rise in the average deposits and borrowings of $55.4 million or 5.2% offset by a four basis point decrease in the average rate paid on deposits and borrowings from 4.51% in 1999 to 4.47% in 2000. At March 31, 2000, the average rate payable on liabilities was 4.45% for deposits, 5.43% for borrowings and 4.50% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

Parkvale's provision for loan losses increased by $15,000 or 34.1% from the 1999 quarter to the 2000 quarter. Total reserves were 1.29% and 1.30% of gross loans at March 31, 2000 and June 30, 1999, respectively. Non-performing loans and foreclosed real estate were $4 million, $3.3 million and $3.8 million at March 31, 2000, June 30, 1999 and March 31, 1999, representing 0.33%, 0.27% and 0.32%
of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 2000 were $13.4 million, and nonaccrual loans were $2.5 million, which represents 0.20% of total assets at that date.

OTHER INCOME:

Total other income increased by $124,000, or 16.5% in 2000 due to primarily due to an increase in NSF fee income and other service charges on all types of deposit and loan products. Miscellaneous other income increased by 25,000, or 22.1% due to an increase in rental income from office buildings.

OTHER EXPENSE:

Total other expenses increased $406,000 or 10.2% due mainly to the $251,000 or 11.3% increase in compensation and employee benefits. This increase is the result of additional full-time and part-time employees to better serve Parkvale customers. Additionally, office occupancy expense increased $209,000, or 36.1%. This increase is due to the additional office opened during fiscal 2000 and an increase in depreciation expense related to the computer system upgrade that took place during calendar 1999.

INCOME TAXES:

The effective tax rate was lowered to 36.4% effective rate for the March 2000 quarter from 37.0% for the fiscal 1999 period due to the establishment of a new subsidiary, Parkvale Investment Corporation.


RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED MARCH 31, 2000 AND 1999

Net income for the nine months ended March 31, 2000 was $9.8 million or $1.64 per diluted share compared to $9.0 million or $1.38 per diluted share for the nine months ended March 31, 1999. The $844,000 (or 9.4%) growth in net income was derived from normal operations and reflects an increase of $2.6 million in net interest income due mainly to an overall rise in loan volumes and lower deposit costs throughout the period. Net interest income was $25.9 million for the nine months ended March 31, 2000, up from $23.3 million for the nine months ended March 31, 1999.

INTEREST INCOME:

Parkvale had interest income of $62.8 million during the nine months ended March 31, 2000 and $59.3 million during the comparable period in 1999. This $3.5 million or 5.8% increase is attributable to an increase in the average interest-earning asset portfolio of $66.4 million or 6% as the average yield remained the same in 1999 and in 2000 at 7.13%. Interest income from loans increased $4.7 million or 9.3% due to an increase in the average loan balance of $109.6 million or 12.2%, offset somewhat by a 19 basis point decrease in the average yield from 7.49% in 1999 to 7.30% in 2000. Consistent with Parkvale's ongoing practice of supplementing our loan originations, when necessary, with purchases of adjustable rate mortgage loans (after subjecting such credits to our normal underwriting standards), the average loan increase includes loan purchases of $60.4 million during fiscal 2000 year.

Interest income on mortgage-backed securities declined by $700,000 or 34.5% due to a decrease in the average portfolio of $13.8 million or 37.4%. Income from investments increased by $1.9 million or 75.8% from 1999 due to a $35.5 million or 56.2% increase in the average balance, compounded by a 68 basis point increase in the average yield from 5.43% in 1999 to 6.11% in 2000. Federal funds sold income decreased by $2.5 million or 58.5%. The average federal funds sold balance decreased by $65 million or 60.4% offset with a 24 basis point increase in the average yield from 5.23% in 1999 to 5.47% in 2000.

INTEREST EXPENSE:

Interest expense increased by $842,000 from the 2000 nine month period to the 1999 nine month period due to a $73.3 million or 7.1% increase in the balance of average deposits and borrowings. This increase was mitigated somewhat by an 21 basis point decrease in the average rate paid on deposits and borrowings from 4.63% in 1999 to 4.42% in 2000.

PROVISION FOR LOAN LOSSES:

Parkvale's provision for loan losses decreased by $12,000 or 7.6% from the 1999 to the 2000 period. Loan loss reserves were 1.09%, 1.10 and 1.11% of total assets at March 31, 2000, June 30, 1999 and March 31, 1999, respectively.

OTHER INCOME:

Other income decreased $161,000 primarily due the prior year gain of $610,000 on the sale of Freddie Mac common stock from the investment securities available for sale portfolio. Absent this gain, other income increased $449,000 or 16%, due to primarily due to an increase in NSF fee income and other service charges on all types of deposit and loan products. Miscellaneous other income increased by 112,000, or 36.6% due to an increase in rental income from office buildings.

OTHER EXPENSE:

Other expenses increased by $1.2 million or 10.4% for the nine month period ending March 31, 2000 compared to the same period in 1999 due mainly to the $702,000 or 11.0% increase in compensation and employee benefits. This increase is the result of normal merit pay increases combined with additional full-time and part-time employees to better serve Parkvale customers. Additionally, office occupancy expense increased $374,000, or 21.7%. This increase is due to an additional office opened during fiscal 2000 and an increase in depreciation expense related to the computer system upgrade that took place during calendar 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold decreased $15 million or 23.3% from June 30, 1999 to March 31, 2000 due to deployment of funds primarily into the loan portfolio, which increased by $24 million. Deposit balances increased by $26 million. Escrow for taxes and insurance decreased by $1.9 million or 21% as a result of the remittance of property taxes to the various taxing districts during the fiscal year.

Shareholders' equity was $83.0 million or 6.8% of total assets at March 31, 2000. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2000, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.41% and 11.79%, respectively.

                                                       Tier I               Tier I             Tier II
                                                        Core              Risk-Based          Risk-Based
                                                       Capital              Capital             Capital
                                                     ----------            --------            --------
Equity Capital (1)                                   $   82,860            $ 82,860            $ 82,860
Less non-allowable intangible assets                       (308)               (308)               (308)
Less unrealized securities gains                         (3,156)             (3,156)             (3,156)
Plus general valuation allowances (2)                        --                  --               9,733
Plus allowable unrealized holding gains (3)                  --                  --               2,237
                                                     ----------            --------            --------
   Total regulatory capital                              79,396              79,396              89,025
Minimum required capital                                 49,542              31,056              54,809
                                                     -----------           --------            --------
   Excess regulatory capital                         $   29,855            $ 48,341            $ 29,347
   Adjusted total assets                             $1,238,543            $776,389            $775,243

Regulatory capital as a percentage                         6.41%              10.23%              11.79%
Minimum capital required as a percentage                   4.00%               4.00%               8.00%
                                                     ----------            --------            --------
Excess regulatory capital as a percentage                  2.41%               6.23%               3.79%
                                                     ==========            ========            ========

Well capitalized requirement                               5.00%               6.00%              10.00%

---------------------
(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended March 31, 2000.
(2)  Limited to 1.25% of risk adjusted total assets.
(3)  Limited to 45% of pretax net unrealized holding gains.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 None
Item 2.  Changes in Securities and Use of Proceeds                         None
Item 3.  Defaults Upon Senior Securities                                   N/A
Item 4.  Submission of Matters to a Vote of Security Holders               None
Item 5.  Other Information                                                 None
Item 6.  Exhibits and Reports on Form 8-K
       Exhibits
         27. Financial data schedule
       (b)  Reports on Form 8-K                                            None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Parkvale Financial Corporation

DATE: May 11, 2000                              By: /s/ Robert J. McCarthy, Jr.
     -----------------                             -----------------------------
                                                   Robert J. McCarthy, Jr.
                                                   President and
                                                   Chief Executive Officer

DATE: May 11, 2000                             By: /s/ Timothy G. Rubritz
     -----------------                             -----------------------------
                                                   Timothy G. Rubritz
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer