Form 10-K
period 2000-06-30
PARKVALE FINANCIAL CORP
filed 2000-09-22
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the fiscal year ended June 30, 2000

                           Commission file no 0-17411
                                              -------

                         PARKVALE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                          25-1556590
---------------------------------------                   ----------------------
      (State of incorporation)                               (I.R.S. Employer
                                                          Identification Number)
     4220 William Penn Highway
         Monroeville, PA                                          15146
---------------------------------------                   ----------------------
(Address of principal executive office)                         (Zip code)

        Registrant's telephone number, including area code:(412)373-7200
       Securities registered pursuant to Section 12(b) of the Act - None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $(1.00 par value)
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                 ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of September 19, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $17.50 per share on such date was $78,682,975. Excluded from this computation are 654,401 shares held by all directors and executive officers as a group and 538,456 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 19, 2000: 5,689,027

                       DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Shareholders for Fiscal Year ended June 30, 2000. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 2000 Annual Report to Shareholders is not deemed to be filed as part of this report. Part II

Proxy Statement for Annual Meeting of Shareholders dated September 18, 2000. The definitive proxy statement was filed with the Commission on September 15, 2000.
Part III

PART I.

ITEM 1.  BUSINESS
                                  INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its subsidiary, Parkvale Savings Bank ("Parkvale" or "the Bank"), is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. Parkvale is also involved in lending in the greater Washington, D.C.; Columbus and Cincinnati, Ohio areas through its wholly-owned subsidiary, Parkvale Mortgage Corporation ("PMC"). The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note N of Notes to the Consolidated Financial Statements in the 2000 Annual Report to Shareholders filed as Exhibit 13 hereto ("2000 Annual Report") for additional details regarding PFC.

                                    THE BANK
GENERAL

The Bank conducts business in the greater Pittsburgh metropolitan area through 31 full-service offices in Allegheny, Beaver, Butler, Washington and Westmoreland Counties. With total assets of $1.3 billion at June 30, 2000, Parkvale was the fifth largest financial institution headquartered in the Pittsburgh metropolitan area and twelfth largest financial institution with a significant presence in Western Pennsylvania.

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

Lower housing demand in Parkvale's primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $85.5 million and $243.1 million in fiscal 2000 and 1999, respectively. These represent 47.9% and 64.3% of total mortgage loan originations and purchases for the fiscal year 2000 and 1999, respectively. In addition, Parkvale operates loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia; Columbus and Cincinnati, Ohio. During fiscal 2000, PMC originated a total of $44.8 million or 25.1% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, increased from $3.3 million at June 30, 1999 to $3.8 million at June 30, 2000. The $500,000 increase in fiscal 2000 related primarily to foreclosed real estate activity. See "Lending Activities- Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk ("IRR") is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historically liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) deployed excess liquidity, (4) emphasized the origination of short-term and/or variable rate consumer loans and (5) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. More recently from a gap perspective, the excess of interest-bearing liabilities over interest-earning assets which reprice or mature in one year or less was -2.76% of total assets at June 30, 2000 compared to -5.10% of total assets at June 30, 1999. The cumulative five year gap ratio was 8.44% at June 30, 1999 and 2.96% at June 30, 2000. Key components of the asset and liability management program are as follows: ARM loans represented approximately 69.3% of the Bank's real estate loan portfolio at June 30, 2000 compared to 69.7% and 66.5% at June 30, 1999 and 1998, respectively. Deposits with terms in excess of one year or more increased $91.6 million from $581.9 million at June 30, 1999 to $673.5 million at June 30, 2000.

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

Parkvale's economic outlook is characterized by continuing moderate economic growth and low inflation. On June 30, 1999, the Federal Reserve increased the federal funds target rate by 25 basis points. This trend continued as rates increased 150 basis points throughout fiscal 2000. The target federal funds rate increased with four 25 basis point increases in August 1999, November 1999, February 2000 and March 2000 and then with a 50 basis point increase in May 2000. These rate changes, which were anticipated, resulted in increases in both loan and deposit interest rates being offered in fiscal 2000.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial market. For additional discussion of asset/liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report.

                                    BUSINESS

LENDING ACTIVITIES

         LOAN ACTIVITY AND PORTFOLIO COMPOSITION

The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

                                                        2000                1999               1998
                                                                       (In Thousands)
TOTAL LOANS RECEIVABLE AT BEGINNING OF YEAR           1,009,405          $  846,400          $724,721
                                                     ----------          ----------          --------
Real estate loan originations:
  Residential:
    Single family (1) .......................            71,375              85,003            76,717
    Multifamily .............................             3,854               9,302             1,530
  Construction -Single family ...............             3,480               7,015             6,325
  Commercial ................................            14,186              33,487            12,076
                                                     ----------          ----------          --------
TOTAL REAL ESTATE LOAN ORIGINATIONS .........            92,895             134,807            96,648

Consumer loan originations ..................            27,358              95,613            84,660
Commercial loan originations ................            13,413              17,403            11,904
                                                     ----------          ----------          --------
TOTAL LOAN ORIGINATIONS .....................           133,666             247,823           193,212

Purchase of loans ...........................            85,541             243,121           182,974
                                                     ----------          ----------          --------
TOTAL LOAN ORIGINATIONS AND PURCHASES .......           219,207             490,944           376,186

Principal loan repayments ...................            49,444             105,876           101,850
Mortgage loan payoffs .......................           128,961             220,664           150,004
Sales of whole loans ........................             1,422               1,399             2,653
                                                     ----------          ----------          --------
   Net increase in loans ....................            39,380             163,005           121,679
                                                     ----------          ----------          --------
TOTAL LOANS RECEIVABLE- END OF YEAR .........         1,048,785           1,009,405           846,400

Less:  Loans in process .....................                15                 230                47
          Allowance for loan losses .........            13,368              13,253            13,223
          Unamortized discounts & loan fees..             1,033                 251               372
                                                     ----------          ----------          --------
NET LOANS RECEIVABLE AT END OF YEAR .........        $1,034,369          $  995,671          $832,758
                                                     ==========          ==========          ========

------------------
(1) Includes $44.9 million, $42.6 million and $54.9 million of loans originated by PMC during fiscal 2000, 1999 and 1998, respectively.

At June 30, 2000, Parkvale's net loan portfolio amounted to $1.0 billion, representing 82.7% of Parkvale's total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA"). Conventional loans secured by single family and multifamily residential properties amounted to $813.1 million or 78.6% of the net loan portfolio at June 30, 2000, and loans secured by commercial properties represented $54.5 million or 5.3% of the net loan portfolio. FHA/VA loans accounted for $2.7 million or 0.3% of the net loan portfolio at June 30, 2000.

Total consumer loans were $131.5 million or 12.7% of the net loan portfolio at June 30, 2000. Commercial loans represented 3.3% of the net loan portfolio at that date.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at June 30.

                                                2000                               1999                               1998
                                      Amount              %               Amount              %              Amount             %
                                    ----------          -----           ----------          -----           --------          -----
                                                                          (Dollars in Thousands)
Real estate loans:
     Residential:
         Single family (1)          $  793,625           76.7              779,346           78.3            677,011           81.3
         Multifamily (2)                19,482            1.9               16,920            1.7             13,024            1.6
         FHA/VA                          2,719            0.3                4,913            0.5              6,329            0.8
     Commercial                         54,459            5.3               43,862            4.4             23,508            2.8
     Other (3)                          10,387            1.0                8,591            0.9              6,005            0.7
                                    ----------          -----           ----------          -----           --------          -----
Total real estate loans                880,672           85.2              853,632           85.8            725,877           87.2
Consumer loans (4)                     131,500           12.7              129,452           13.0            106,266           12.8
Deposit loans                            2,325            0.2                2,749            0.3              2,665            0.3
Commercial loans                        34,288            3.3               23,572            2.4             11,592            1.4
                                    ----------          -----           ----------          -----           --------          -----
Total loans receivable               1,048,785          101.4            1,009,405          101.5            846,400          101.7
Less:
     Loans in process                       15            0.0                  230            0.1                 47            0.1
     Allowance for losses               13,368            1.3               13,253            1.3             13,223            1.5
     Unamortized premiums
         and discounts                   1,033            0.1                  251            0.1                372            0.1
                                    ----------          -----           ----------          -----           --------          -----
Net loans receivable                $1,034,369            100%          $  995,671            100%          $832,758            100%
                                    ==========          =====           ==========          =====           ========          =====

                                                            1997                              1996
                                                  Amount             %              Amount             %
                                                 --------          -----           --------          -----
                                                                    (Dollars in Thousands)
Real estate loans:
     Residential:
         Single family (1)                        581,021           81.7            505,634           80.8
         Multifamily (2)                           16,825            2.4             17,375            2.8
         FHA/VA                                     3,945            0.6              9,516            1.5
     Commercial                                    17,720            2.5             19,495            3.1
     Other (3)                                      4,787            0.7                395            0.1
                                                 --------          -----           --------          -----
Total real estate loans                           624,298           87.9            552,415           88.3
Consumer loans (4)                                 90,305           12.7             76,224           12.2
Deposit loans                                       3,076            0.4              3,285            0.5
Commercial loans                                    8,332            1.2              8,925            1.4
                                                 --------          -----           --------          -----
Total loans receivable                            726,011          102.2            640,849          102.4
Less:
     Loans in process                                  78            0.1                441            0.1
     Allowance for losses                          14,266            2.0             13,990            2.2
     Unamortized premiums and discounts               799            0.1                966            0.1
                                                 --------          -----           --------          -----
Net loans receivable                             $710,868            100%          $625,452            100%
                                                 ========          =====           ========          =====

------------------

  (1)  Includes first mortgages secured by one to four unit residences.

 (2)   Includes short-term construction loans to developers.
 (3)   Loans for purchase and development of land.
 (4) Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of loans in each category to total loans at June 30.

                              2000            1999            1998            1997            1996
                              ----            ----            ----            ----            ----
Real estate loans             84.0%           84.7%           85.9%           86.1%           86.3%
Consumer loans                12.8            13.0            12.7            12.8            12.3
Commercial loans               3.2             2.3             1.4             1.1             1.4
                             -----           -----           -----           -----           -----
Total Loans                  100.0%          100.0%          100.0%          100.0%          100.0%
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

Amounts Due in                                      Real Estate            Commercial
Years Ending June 30,                                Loans (1)                Loans
---------------------                                ---------                -----
                                                               (In Thousands)
2001                                                  $261,798               $12,411
2001 - 2005                                            390,116                12,329
2006 and thereafter                                    228,758                 9,548
                                                      --------               -------
Gross loans receivable (2)                            $880,672               $34,288
                                                      ========               =======

---------------------

(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2) Variable rate and ARM loans represent approximately 63.7% of gross loans receivable at June 30, 2000. Of the $640.8 million principal amount of loans maturing after June 30, 2001, loans with an aggregate principal amount of $475.1 million have fixed interest rates and loans with an aggregate principal amount of $165.6 million have variable or adjustable interest rates.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. During early fiscal 2000 and 1999, borrowers were refinancing their mortgage loans in order to take advantage of the lower market rates, as was the case in the early 1990's.

         ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally-insured savings bank, Parkvale has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2000, the majority of loans in Parkvale's portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan area. However, 48.2% and 50.9% of Parkvale's total mortgage loan portfolio at June 30, 2000 and 1999, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Colorado, Michigan, Illinois, and Washington. The decrease in loans secured by out-of- state properties is due to the loan purchases of $85.5 million, which amounted to 47.9% of Parkvale's total origination and purchases for fiscal 2000 as compared to loan purchases of $243.1 million, or 64.3% of total originations in fiscal 1999 . See further discussion below.

Currently, new loans are originated by Parkvale primarily within its primary market area or through the PMC offices. In addition, Parkvale purchases loan participations and whole loans from other institutions.

All of Parkvale's mortgage lending is subject to its written underwriting standards and to loan origination procedures approved by the Board of Directors. Decisions on loan applications are made on a number of factors including, but not limited to, property valuations by independent appraisers, credit history and cash flow available to service debt. The Loan Committee of Parkvale consists of senior officers and is authorized to approve all loans up to $500,000. At least three senior officers must be present to hold a meeting of the Loan Committee. Loans exceeding $500,000 must be approved by the Board of Directors.

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

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 2000, 1999 and 1998 were $92.9 million, $134.8 million and $193.2 million, respectively. Increasing rates throughout fiscal 2000 have slowed housing and refinancing demand as well as commercial and consumer loan demand. Originations were relatively lower in fiscal 2000 as compared to fiscal 1999 due to a decrease in mortgage demand.

LOAN PURCHASES. The asset/liability strategy of owning ARM loans to remain flexible in a volatile interest rate environment was evident during fiscal 2000 as Parkvale decreased loan purchases to $85.5 million from $243.1 million in fiscal 1999. In fiscal 2000, substantially, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

         RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 78.7%, 83.6% and 84.9% of total mortgage loan originations and purchases in fiscal 2000, 1999 and 1998, respectively. At June 30, 2000, 69.3% of Parkvale's total residential loan portfolio was represented by ARMs. ARM loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets.

         COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages increased from $43.9 million at June 30, 1999 to $54.5 million at June 30, 2000. During fiscal 1998, management decided to gradually increase Parkvale's exposure to the local commercial real estate loan market. These loans offer more attractive yields than residential real estate loans, but are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Pittsburgh area, which traditionally has not experienced the dramatic real estate price increases and decreases which have occurred in certain other geographic areas.

         CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, home improvement loans, charge card, automobile and sub-prime loans. Total consumer loans outstanding at June 30, 2000 increased by 1.5% to $131.5 million from $129.5 million at June 30, 1999. Parkvale has been granting home equity lines of credit at up to 120% of collateral value at competitive introductory rates. Of an aggregate $38.3 million in outstanding lines of credit at June 30, 2000, $13.7 million have a loan to value ratio greater than 100% and $24.5 million have a loan to value ratio ranging from 81% to 100%. These loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans.

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

Parkvale offers Visa and Visa Gold cards through the Independent Bankers Association of America. There are no annual fees charged on Visa accounts. Credit card balances outstanding totalled $3.4 million, $4.2 million and $5.6 million at June 30, 2000, 1999 and 1998, respectively. The balance decreased in fiscal 1999 primarily due to higher interest rates charged on outstanding balances, which increased from 13.75% in 1999 and 15.50% in 2000.

Parkvale offers subprime loans through a subsidiary, PV Financial Service, Inc. The portfolio balance was $9.8 million at June 30, 2000 and $9.2 million at June 30, 1999. This portfolio has generated $4.2 million of secured loans during fiscal 2000 and $5.4 million during fiscal 1999.

         COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $34.3 million and $23.6 million at June 30, 2000 and 1999, respectively. The increased loans in fiscal 2000 were the result of additional resources dedicated toward small business lending in the greater Pittsburgh area.

         LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others decreased from $3.9 million at June 30, 1999 to $3.4 million at June 30, 2000. There have been no mortgage loan securitizations or sale transactions since fiscal 1991, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the servicer of these loans depending on the terms of the specific program.

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

Parkvale defers loan origination and commitment fees and certain direct loan origination costs over the contractual life of a loan as an adjustment of yield. Indirect loan origination costs are charged to expense as incurred.

Net deferred loan origination fees were $1.3 million, $300,000 and $400,000 at June 30, 2000, 1999 and 1998, respectively. The increased balance in fiscal 2000 reflects the fees deferred related to the higher level of commercial real estate and commercial loans with deferred fees.

         NONPERFORMING LOANS AND FORECLOSED REAL ESTATE

The following summary sets forth the activity in the allowance for loan losses for the years ended June 30:

                                                           2000         1999        1998         1997          1996
                                                           ----         ----        ----         ----          ----
                                                                             (In Thousands)
Beginning balance                                        $13,253      $13,223      $14,266      $13,990      $13,136
Provision for losses--mortgage loans                          81          155          150           29          440
Provision for losses--consumer loans                         155           41          105          370          246
Loans recovered                                              136          119          108          116          329
Loans charged off                                           (257)        (285)      (1,406)        (239)        (161)
                                                         -------      -------      -------      -------      -------
Ending balance                                           $13,368      $13,253      $13,223      $14,266      $13,990
                                                         =======      =======      =======      =======      =======
Loans charged off and recovered are as follows:
Loans recovered:       Consumer                          $    31      $   119      $    55      $    56      $    70
                       Mortgage                              105           --           53           60          259
                                                         -------      -------      -------      -------      -------
                       Total recoveries                      136          119          108          116          329
Loans charged-off:     Consumer                             (239)        (285)        (391)        (227)        (125)
                       Commercial                            (13)          --           --           --           --
                       Mortgage                               (5)          --       (1,015)         (12)         (36)
                                                         -------      -------      -------      -------      -------
                       Total charge-offs                    (257)        (285)      (1,406)        (239)        (161)
                                                         -------      -------      -------      -------      -------
Net recoveries (charge-offs)                             $  (121)     $  (166)     $(1,298)     $  (123)     $   168
                                                         =======      =======      =======      =======      =======

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

A general allowance is recognized for loan losses in the remainder of the loan portfolio based on known and inherent risk characteristics in the portfolio, past loss experience, prevailing market conditions and other factors, including regulatory guidance. Because evaluating potential losses involves a high degree of management judgement, a margin is included for the imprecision inherent in making these estimates. Loan loss reserves, including general valuation allowances, were 1.27%, 1.30% and 1.55% of gross loans at June 30, 2000, 1999 and 1998 respectively. The adequacy of these reserves in relation to trends in the loan portfolio will continue to be monitored by management.

The following table presents the allocation of Parkvale's loan loss reserves as of June 30.

                                                2000             1999             1998             1997              1996
                                                ----             ----             ----             ----              ----
                                                                             (In Thousands)
General allowances:
   Residential mortgage                        $ 1,970          $ 1,861            1,618            1,393            1,237
   Commercial & multifamily mortgages            1,789            2,200            1,318            1,191            1,101
   Consumer                                      2,115            2,095            1,768            1,378            1,168
   Commercial                                    1,541              957              658              597              429
   Unallocated allowance                         5,669            5,658            7,532            9,366            9,844
                                               -------          -------          -------          -------          -------
       Total general                            13,084           12,771           12,894           13,925           13,779
Specific allowances:
   Residential mortgage                             56               25               25              107               65
   Consumer                                        228              457              304              234              146
                                               -------          -------          -------          -------          -------
      Total specific                               284              482              329              341              211
Total allowance                                $13,368          $13,253          $13,223          $14,266          $13,990
                                               =======          =======          =======          =======          =======

The following table sets forth information regarding Parkvale's nonaccrual loans and foreclosed real estate at June 30.

                                                 2000             1999             1998             1997             1996
                                                 ----             ----             ----             ----             ----
                                                                             (In Thousands)
Nonaccrual Loans:
     Mortgage                                   $2,098           $1,982           $2,366           $2,489           $1,008
     Commercial                                    244               78               --               --               --
                                                ------           ------           ------           ------           ------
Total nonaccrual loans                          $2,342           $2,160           $2,366           $2,489           $1,008
                                                ======           ======           ======           ======           ======
Total nonaccrual loans
     as a percent of total loans                  0.22%            0.21%            0.27%            0.34%            0.16%
Total foreclosed real estate, net               $1,442           $1,106           $2,362           $  165           $  240
Total amount of nonaccrual
      loans and foreclosed real estate          $3,784           $3,266           $4,728           $2,654           $1,248
Total nonaccrual loans and
     foreclosed real estate as a
     percent of total assets                      0.30%            0.27%            0.43%            0.27%            0.14%

The amount of additional interest income that would have been included in interest income for the years ended June 30, 2000, 1999 and 1998 if the nonaccrual loans had been current in accordance with their original terms was $150,000, $102,000 and $181,000, respectively.

Assets classified as substandard/nonaccrual or foreclosed real estate in excess of $250,000, net of reserves, at June 30, 2000 consist of one commercial property. Parkvale has foreclosed real estate due to a 1998 foreclosure on office buildings previously owned by 200 Meyran Associates. The office building remaining in foreclosed real estate at June 30, 2000 is in the process of renovations to permit marketing of the property during fiscal 2001. No other nonperforming asset exceeded $250,000 at June 30, 2000.

As of June 30, 2000, $1.1 million or 45.0% of the nonaccrual mortgage loans totaling $2.3 million were purchased from others, which were secured by 11 single family properties.

         INVESTMENT ACTIVITIES

Investment decisions are made by authorized officers including the Chief Executive Officer or the Chief Financial Officer of Parkvale in accordance with policies established by Parkvale's Board of Directors.

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

                                                                     2000              1999             1998
                                                                   --------          --------         --------
                                                                                 (In Thousands)
Federal funds sold                                                 $ 55,600           $64,042         $124,900
U.S. Government and agency obligations                               18,610            18,610           31,994
Municipal Obligations                                                 5,385             6,055            6,630
Corporate debt                                                       57,718            41,746           17,148
Mortgage backed securities                                           19,850            26,407           43,427
Equity securities (at market value)                                  20,044            22,313           14,793
                                                                   --------          --------         --------
     Total investment portfolio                                    $177,207          $179,173         $238,892
                                                                   ========          ========         ========

As part of its investment strategy, Parkvale invests in mortgage-backed securities, the majority of which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae securities are guaranteed by their respective agencies. At June 30, 2000, Parkvale had $19.8 million, or 1.6% of total assets invested in mortgage-backed securities, as compared to 2.2% and 4.0% at June 30, 1999 and 1998, respectively. At June 30, 2000, the mortgage-backed securities consisted of Freddie Mac $(6.2 million); GNMA $(2.1 million); Fannie Mae $(1.5 million); collateralized mortgage obligations, including REMIC's $(9.3 million) and private participation certificates $(791,000).

The following table shows Parkvale's mortgage-backed security activity during the years ended June 30.

                                                           2000              1999               1998
                                                         -------           --------           --------
                                                                        (In Thousands)
Mortgage-backed securities at beginning of year          $26,407           $ 43,426           $ 66,941
Purchases                                                  1,678                 --              3,072
Principal repayments                                      (8,235)           (17,019)           (26,587)
Sales                                                         --                 --                 --
                                                         -------           --------           --------
Mortgage-backed securities at end of year                $19,850           $ 26,407           $ 43,426
                                                         =======           ========           ========

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2000 (in Thousands):

                                                     Carrying Balance          %
                                                     ----------------        ----
U.S. Treasury and U.S. Government agencies:
  Maturing within one year                              $  3,000             5.56
  Maturing within five years                              11,000             5.96
  Maturing within ten years                                4,610             6.45

States of the U.S. and political subdivisions:
  Maturing within one year                                   700             6.17
  Maturing within five years                               3,110             6.46
  Maturing within ten years                                1,575             6.81

Other Corporate debt:
  Maturing within one year                                27,601             6.37
  Maturing within five years                              22,554             7.10
  Maturing within ten years                                7,563             8.62

Equity securities                                         20,044             5.40
Mortgage-backed securities                                19,850             7.70
                                                        --------             ----
  Total                                                 $121,607             6.65
                                                        ========             ====

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

DEPOSITS

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 31 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the MAC system with twenty-seven ATMs currently operated by Parkvale.

Parkvale is generally competitive in the types of accounts and in the interest rates it offers on its deposit products, although it generally does not lead the market with respect to the level of interest rates offered. Parkvale intends to continue its efforts to attract deposits as a principal source of funds for supporting its lending activities because the cost of these funds generally is less than other borrowings. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, Parkvale intends to continue to promote longer term deposits to the extent possible in a manner consistent with its asset and liability management goals. This is apparent during fiscal 2000, due to the deposit increases that are attributable to certificate of deposit specials that ranged in terms from 18 to 36 months with rates ranging from 6.00% to 7.50%.

The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.

                                                2000                                1999                              1998
                                             ----------                          ----------                        ----------
                                    Balance              %               Balance             %              Balance            %
                                   ----------          -----           ----------          -----           --------          -----
                                                                         (Dollars in Thousands)
Passbook accounts                  $  137,579           12.7%          $  141,381           13.6%          $138,110           14.6%
Checking and
    money market accounts             170,585           15.8              158,420           15.3            137,988           14.5
Certificate accounts                  686,468           63.6              664,139           65.0            613,836           64.7
Jumbo certificates                     75,022            6.9               63,661            5.2             51,339            5.3
Accrued interest                       10,442            1.0                9,815            0.9              8,379            0.9
                                   ----------          -----           ----------          -----           --------          -----
Total Savings Deposits             $1,080,096          100.0%          $1,037,416          100.0%          $949,452          100.0%
                                   ==========          =====           ==========          =====           ========          =====

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

                                              2000                              1999                              1998
                                           -----------                       -----------                       -----------
                                             Average                           Average                           Average
                                   Balance              %             Balance             %             Balance             %
                                 ----------           ----           --------           ----           --------           ----
                                                                      (Dollars in Thousands)
Passbook accounts                $  137,828           2.11%          $137,549           2.21%          $136,315           2.52%
Checking and
  money market accounts             164,781           1.12            151,056           1.21            134,861           1.59
Certificate accounts                744,286           5.60            697,315           5.70            632,471           5.86
Accrued interest                      9,580             --              8,690             --              7,988             --
                                 ----------           ----           --------           ----           --------           ----
                                 $1,056,475           4.39%          $994,610           4.68%          $911,635           4.64%
                                 ==========           ====           ========           ====           ========           ====

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

Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania. Parkvale neither advertises for deposits outside of Pennsylvania nor utilizes the services of deposit brokers. An insignificant amount of Parkvale's deposits were held by nonresidents of Pennsylvania at June 30, 2000.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

                                            2000             1999             1998
                                           -------          -------          -------
                                                        (In Thousands)
Increase before interest credited          $ 9,314          $54,286          $35,126
Interest credited                           33,366           33,678           33,082
                                           -------          -------          -------
Net deposit increase                       $42,680          $87,964          $68,208
                                           =======          =======          =======

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity. The following table reflects the makeup of Parkvale's deposit accounts at June 30, 2000, including the scheduled quarterly maturity of CD accounts.

                                                            Amount             % of Total        Average
                                                           in 000's             Deposits          Rates
                                                           --------            ----------        -------
Passbook and club accounts                                $  137,579              12.70%          2.11%
Checking and money market accounts                           170,585              15.80           1.12
                                                          ----------             ------           ----
     Total non-certificate accounts                          308,164              28.50           1.54
Certificate accounts maturing in quarter ending:
     September 30, 2000                                      145,827              13.50           5.30
     December 31, 2000                                        98,242               9.10           5.33
     March 31, 2001                                           33,433               3.10           5.37
     June 30, 2001                                            66,854               6.19           5.63
     September 30, 2001                                       32,418               3.00           5.75
     December 31, 2001                                        55,582               5.15           6.17
     March 31, 2002                                           36,273               3.36           6.40
     June 30, 2002                                            58,356               5.40           6.61
     September 30, 2002                                       19,301               1.79           6.19
     December 31, 2002                                        51,427               4.76           6.81
     March 31, 2003                                           35,473               3.28           6.90
     June 30, 2003                                            19,516               1.80           7.02
     Thereafter                                              108,788              10.07           6.49
                                                          ----------             ------
Total certificate accounts                                   761,490              70.50           5.98
                                                          ----------             ------
     Accrued interest                                         10,442               1.00           0.00
                                                          ----------             ------
Total deposits                                            $1,080,096             100.00%          4.72%
                                                          ==========             ======           ====

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2000 which mature during the years ending June 30:

                                                2001              2002              2003           Thereafter           Total
                                              --------          --------          --------         ----------         --------
Certificates of deposit:                                                  (In Thousands)
                 Under 6.00%                  $262,873          $ 46,405          $  8,201          $ 16,265          $333,744
                 6.00% to 7.99%                 81,349           136,223           117,516            92,658           427,746
                 8.00% to 9.99%                     --                --                --                --                --
                                              --------          --------          --------          --------          --------
Total certificates of deposits                $344,222          $182,628          $125,717          $108,923          $761,490
                                              ========          ========          ========          ========          ========

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2000 are summarized as follows:

                                                            (In Thousands)
     3 months or less                                           $10,600
     Over 3 months through 6 months                               7,846
     Over 6 months through 12 months                              8,578
     Over 12 months                                              47,998
                                                                -------
              Total                                             $75,022
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

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                                       2000             1999              1998
                                                     -------           -------           -------
                                                               (Dollars in Thousands)
Average balance outstanding                          $58,152           $57,748           $23,176
Maximum amount outstanding at any month-end
     during the period                               $65,647           $60,667           $40,671
Average interest rate                                   5.67%             5.71%             6.18%
Balance outstanding at June 30                       $65,647           $60,659           $40,671

The increase in the outstanding average balance from $57.7 million in 1999 to $58.2 million in 2000 is due to additional advances drawn on the FHLB during both years. The increases related to new borrowings made at the during the last quarter fiscal 2000 at relatively low rates ranging from 6.71% to 6.75% for advances with a stated maturity of 15 years, with conversion options after seven years. Such borrowings were used to fund either loan purchases or loan originations.

YIELDS EARNED AND RATES PAID

The results of operations of Parkvale depend substantially on its net interest income, which is the largest component of Parkvale's net income. Net interest income is affected by the difference or spread between yields earned by Parkvale on its loan and investment portfolios and the rates of interest paid by Parkvale for its deposits and borrowings, as well as the relative amounts of its interest-earning assets and interest- bearing liabilities. Parkvale's operating results are also affected by noninterest income and expenses.

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

                                                                          Year Ended June 30,
                                                                 ---------------------------------
                                                  2000 vs. 1999                                     1999 vs. 1998
                                                -----------------                                 ------------------
                                                            Rate/                                              Rate/
                                   Rate         Volume     Volume       Total        Rate         Volume      Volume       Total
                                   ----         ------     ------       -----        ----         ------      ------       -----
                                                                          (In Thousands)
Interest-earning assets:
     Loans                        $(1,014)     $ 6,787      $(129)     $ 5,644      $(3,074)     $13,508      $ (669)     $ 9,765
     Federal funds sold               577       (2,752)      (311)      (2,486)        (504)      (1,136)         90       (1,550)
     Investments                      371        1,340         90        1,801         (498)      (2,167)        141       (2,524)
                                  -------      -------      -----      -------      -------      -------      ------      -------
         Total                        (66)       5,375       (350)       4,959       (4,076)      10,205        (438)       5,691
                                  -------      -------      -----      -------      -------      -------      ------      -------
Interest-bearing liabilities:
     Deposits                      (1,094)       2,784        (73)       1,617       (1,818)       4,026       2,105
     FHLB advances and debt           (59)         105         --           46           62        1,745          70        1,877
                                  -------      -------      -----      -------      -------      -------      ------      -------

         Total                     (1,153)       2,889        (73)       1,663       (1,756)       5,771         (33)       3,982
                                  -------      -------      -----      -------      -------      -------      ------      -------
Net change in net interest
     income (expense)             $ 1,087      $ 2,486      $(277)     $ 3,296      $(2,320)     $ 4,434      $ (405)     $ 1,709
                                  =======      =======      =====      =======      =======      =======      ======      =======

SUBSIDIARIES

Pennsylvania law permits a Pennsylvania-chartered, federally-insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. Because Parkvale's subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2000, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.

Parkvale's wholly-owned subsidiaries include Parkvale Investment Corporation ("PIC"), Parkvale Mortgage Corporation ("PMC"), P.V. Financial Service Inc. ("PVFS") and Renaissance Corporation ("Renaissance"). PIC was formed in fiscal 2000 as a Delaware Investment Corporation. PMC was acquired in 1986 and currently operates three offices originating residential mortgage loans for the Bank. For additional information regarding PMC, see "Lending Activities". PVFS was incorporated in 1972 and on July 1, 1997, PVFS began operating as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. At June 30, 2000, PVFS had net assets of $50,000 and $9.8 million of loans outstanding. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2000 is $67,000 in cash.

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

EMPLOYEES

As of June 30, 2000, Parkvale and its subsidiaries had 296 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

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

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and total risk-based capital equal to at least 8.0% of risk-weighted assets. Total capital includes both Tier I and Tier II (supplementary) capital, with Tier II capital limited to no more than the amount of Tier I capital. At June 30, 2000, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and total capital ratios of 6.7% and 10.2%, respectively.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Parkvale had a $9.4 million investment in stock of the FHLB of Pittsburgh at June 30, 2000 to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2000, the Bank had $65.6 million of outstanding advances from the FHLB of Pittsburgh.

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

PFC's income tax returns for calendar 1999 has been filed with the IRS and is open to examination. However, PFC has not yet been advised by the IRS if such an examination will be performed. All income tax returns for calendar 1998 and prior years have been either accepted as filed or settled with the IRS with such settlements not resulting in a significant charge to income.

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

ITEM 2. PROPERTIES

Parkvale presently conducts its business from its main office and 31 branch offices located in the Pittsburgh metropolitan area. Parkvale owns the building and land for 14 of its offices and leases its remaining 17 offices. Such leases expire through 2014. PMC leases facilities outside of Pennsylvania for three loan origination centers. At June 30, 2000, Parkvale's land, building and equipment had a net book value of $6.5 million.

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


PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

The information required herein is incorporated by reference from page 32 of the PFC's 2000 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 4 of PFC's 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 5 to 12 of PFC's 2000 Annual Report.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required herein is incorporated by reference from pages 5 to 12 of PFC's 2000 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 13 to 31 of PFC's 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 4 to 9 of the definitive proxy statement of the Corporation for the 2000 Annual Meeting of Stockholders, which was filed on September 15, 2000 (the "definitive proxy statement").

ITEM 11. EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from pages 9 to 14 of the definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is incorporated by reference from page 15 to 16 of the definitive proxy statement.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                                                                                                Page
                                                                                                ----
     Report of Independent Auditors...............................................................31

     Consolidated Statements of Financial Condition at June 30, 2000 and 1999.....................13

     Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000...................................................14

     Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000...................................................15

     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 2000...................................................16

     Notes to Consolidated Financial Statements.............................................17 to 30

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

     10(c)    1993 Key Employee Stock Compensation Program..........................................x

     10(d)    1993 Directors' Stock Option Plan.....................................................&

     10(e)    Consulting Agreement with Robert D. Pfischner.........................................~

     10(f)    Employment Agreement with Robert J. McCarthy, Jr......................................#

     10(f)1   Change in Control Serverence Agreement with Bruce C. Gilleylen....................D1-D8

     10(f)2   Change in Control Serverence Agreement with Timothy G. Rubritz....................E1-E8

     10(g)    Employee Stock Ownership Plan.........................................................&

     10(h)    Executive Deferred Compensation Plan..................................................&

     10(i)    Supplemental Employee Benefit Plan....................................................+

     13       Excerpts of the 2000 Annual Report to Shareholders filed herewith.
              Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission ("the SEC") only and is not deemed to be "filed" as part of this Form 10-K.

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

     (b)      REPORTS ON FORM 8-K
              There were no reports on Form 8-K filed during the 2000 fiscal year or prior to the filing of this Form 10-K.

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

                                                 PARKVALE FINANCIAL CORPORATION

Date:  September 21, 2000                        By: /s/ Robert J. McCarthy, Jr.
                                                     ---------------------------
                                                     Robert J. McCarthy, Jr.
                                                     Director, President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr.                                   September 21, 2000
------------------------------------------                    ------------------
Robert J. McCarthy, Jr.,                                            Date
Director, President and
Chief Executive Officer

/s/ Timothy G. Rubritz                                        September 21, 2000
------------------------------------------                    ------------------
Timothy G. Rubritz,                                                 Date
Vice President - Treasurer
(Chief Financial & Accounting Officer)

/s/ Robert D. Pfischner                                       September 21, 2000
------------------------------------------                    ------------------
Robert D. Pfischner, Chairman of the Board                          Date

/s/ Fred P. Burger, Jr.                                       September 21, 2000
------------------------------------------                    ------------------
Fred P. Burger, Jr., Director                                       Date

/s/ Andrea F. Fitting                                         September 21, 2000
------------------------------------------                    ------------------
Andrea F. Fitting, Director                                         Date

/s/ Patrick J. Minnock                                        September 21, 2000
------------------------------------------                    ------------------
Patrick J. Minnock, Director                                        Date

/s/ Warren R. Wenner                                          September 21, 2000
------------------------------------------                    ------------------
Warren R. Wenner, Director                                          Date