Form 10-Q
period 2000-09-30
PARKVALE FINANCIAL CORP
filed 2000-10-27
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The closing sales price of the Registrant's Common Stock on October 24, 2000 was $19.125 per share. Number of shares of Common Stock outstanding as of October 25, 2000 was 5,686,607.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.  Financial Information                                              Page
------------------------------                                              ----

Consolidated Statements of Financial Condition as of September 30, 2000
  and June 30, 2000                                                           3

Consolidated Statements of Operations for the three months
  ended September 30, 2000 and 1999                                           4

Consolidated Statements of Cash Flows for the three months ended
  September 30, 2000 and 1999                                               5-6

Consolidated Statements of Shareholders' Equity as of September 30, 2000      6

Notes to Unaudited Interim Consolidated Financial Statements                7-8

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                    9-12

Part II - Other Information                                                  12

Signatures                                                                   13

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                                       SEPTEMBER 30,         June 30,
                                                       ASSETS                              2000               2000
                                                                                        ----------         ----------

Cash and noninterest-earning deposits                                                   $   15,297         $   14,955
Federal funds sold                                                                          50,000             55,600
Interest-earning deposits in other banks                                                     4,146              5,360
Investment securities available for sale (cost of
  $15,203 at September 30 and June 30)                                                      21,739             20,044
Investment securities held to maturity (fair value
  of $96,994 at September 30 and $99, at June 30)                                           98,369            101,563
Loans, net of allowance of $13,429 at September 30
  and $13,368 at June 30                                                                 1,049,588          1,034,369
Foreclosed real estate, net of allowance of $8 at
  September 30 and June 30                                                                   1,702              1,442
Office properties and equipment, net                                                         6,399              6,450
Intangible assets and deferred charges                                                         285                296
Prepaid expenses and other assets                                                           10,885             10,907
                                                                                        ----------         ----------

                                                                    Total Assets        $1,258,410         $1,250,986
                                                                                        ==========         ==========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Savings deposits                                                                        $1,081,441         $1,080,096
Advances from Federal Home Loan Bank                                                        76,143             55,656
Other Debt                                                                                   4,118              2,622
Escrow for taxes and insurance                                                               4,552              8,855
Other liabilities                                                                            4,838              4,302
                                                                                        ----------         ----------

                                                               Total Liabilities         1,171,092          1,166,720
                                                                                        ----------         ----------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                                           --                 --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                                       6,735              6,735
Additional Paid in Capital                                                                   4,495              4,495
Treasury Stock at cost (1,048,287 shares in September
   and 1,022,957 shares in June)                                                           (18,913)           (18,471)
Accumulated Other Comprehensive Income                                                       4,150              3,075
Retained Earnings                                                                           90,851             88,432
                                                                                        ----------         ----------

                                                      Total Shareholders' Equity            87,318             84,266
                                                                                        ----------         ----------

                                      Total Liabilities and Shareholders' Equity        $1,258,410         $1,250,986
                                                                                        ==========         ==========

                         PARKVALE FINANCIAL CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      2000           1999
                                                    -------        -------
Interest Income:
     Loans                                          $19,531        $18,144
     Investments                                      2,014          1,825
     Federal funds sold                               1,053            518
                                                    -------        -------
         Total interest income                       22,598         20,487
                                                    -------        -------

Interest Expense:
     Savings deposits                                12,619         11,216
     Borrowings                                       1,025            880
                                                    -------        -------
         Total interest expense                      13,644         12,096
                                                    -------        -------

Net interest income                                   8,954          8,391
Provision for loan losses                                89             33
                                                    -------        -------
Net interest income after
     provision for losses                             8,865          8,358
                                                    -------        -------

Noninterest Income:
     Service charges on deposit accounts                634            540
     Other fees and service charges                     186            213
     Gain on sale of assets                              --             --
     Miscellaneous                                      183            154
                                                    -------        -------
         Total other income                           1,003            907
                                                    -------        -------

Noninterest Expenses:
     Compensation and employee benefits               2,614          2,304
     Office occupancy                                   737            629
     Marketing                                          143            115
     FDIC insurance                                      55            147
     Office supplies, telephone, and postage            327            292
     Miscellaneous                                      677            692
                                                    -------        -------
         Total other expenses                         4,553          4,179
                                                    -------        -------

Income before income taxes                            5,315          5,086
Income tax expense                                    1,870          1,889
                                                    -------        -------

Net income                                          $ 3,445        $ 3,197
                                                    =======        =======

Net income per share:
     Basic                                            $0.60          $0.52
     Diluted                                          $0.60          $0.52
Dividends per share                                   $0.18          $0.18

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Dollar amounts in thousands)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             2000             1999
                                                                           --------         --------
Cash flows from operating activities:
     Interest received                                                     $ 22,002         $ 20,566
     Loan fees received                                                         319               30
     Other fees and commissions received                                        972              877
     Interest paid                                                          (13,600)         (12,087)
     Cash paid to suppliers and others                                       (4,038)          (2,679)
     Income taxes paid                                                       (1,754)          (1,812)
                                                                           --------         --------

     Net cash provided by operating activities                                3,901            4,895

Cash flows from investing activities:
     Proceeds from sale of investment securities available for sale              --               --
     Proceeds from maturities of investments                                  5,677               --
     Purchase of investment securities held to maturity                      (2,299)          (9,143)
     Maturity (purchase) of deposits in other banks                           1,215             (195)
     Purchase of loans                                                      (39,781)         (28,009)
     Proceeds from sales of loans                                               266              779
     Principal collected on loans                                            55,205           64,437
     Loans made to customers, net of loans in process                       (31,688)         (50,080)
     Other                                                                     (118)            (430)
                                                                           --------         --------

     Net cash used in investing activities                                  (11,523)         (22,641)

Cash flows from financing activities:
     Net (decrease) increase in checking and savings accounts                (2,526)            (945)
     Net (decrease) increase in certificates of deposit                       3,871           (2,013)
     Proceeds from FHLB advances                                             10,500               --
     Repayment of FHLB advances                                                  (3)          (5,003)
     Net decrease in other borrowings                                        (3,702)          (1,388)
     Decrease in borrowers' advances for tax & insurance                     (4,304)          (4,433)
     Cash dividends paid                                                     (1,029)            (953)
     Acquisition of treasury stock                                             (443)          (3,203)
                                                                           --------         --------

     Net cash provided by financing activities                                2,364          (17,938)
                                                                           --------         --------

Net increase (decrease) in cash and cash equivalents                         (5,258)         (35,684)

     Cash and equivalents at beginning of period                             70,555           74,414
                                                                           --------         --------

     Cash and equivalents at end of period                                 $ 65,297         $ 38,730
                                                                           ========         ========


Reconciliation of net income to net cash provided                   THREE MONTHS ENDED
     by operating activities:                                          SEPTEMBER 30,
                                                                    2000            1999
                                                                  -------         -------
Net income                                                        $ 3,445         $ 3,197
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                    181             134
     Accretion and amortization of loan fees and discounts            (78)            (73)
     Loan fees collected and deferred                                 319              30
     Provision for loan losses                                         89              33
     Gain on sale of assets                                            --              --
     (Increase) in accrued interest receivable                       (594)            (29)
     Increase (decrease) in other assets                               (2)            420
     Decrease in accrued interest payable                              45              10
     Increase (decrease) in other liabilities                         496           1,173
                                                                  -------         -------
     Total adjustments                                                456           1,698
                                                                  -------         -------

Net cash provided by operating activities                         $ 3,901         $ 4,895
                                                                  =======         =======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $171 for the three months ended September 30, 2000 and $100 for the three months ended September 30, 1999.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)

                                                                        Accumulated
                                                                           Other                         Total
                                 Common       Paid-in     Treasury     Comprehensive     Retained    Shareholders'
                                  Stock       Capital      Stock          Income         Earnings       Equity
                                 ------       -------     --------     -------------     --------    -------------
Balance, June 30, 2000           $6,735        $4,495     $(18,471)       $3,075         $88,432       $84,266

Net income, three months
  ended September 30, 2000                                                                 3,445         3,445

Unrealized security gains on
  available-for-sale securities                                            1,075                         1,075
                                                                                                       -------

   Comprehensive Income                                                                                  4,520

Dividends on common stock at
  $0.18 per share                                                                         (1,026)       (1,026)

Treasury stock purchased                                      (442)                                       (442)
                                 ------        ------     --------        ------         -------       -------

Balance, September 30, 2000      $6,735        $4,495     $(18,913)       $4,150         $90,851       $87,318
                                 ======        ======     ========        ======         =======       =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1.  Statements of Operations
The statements of operations for the three months ended September 30, 2000 and 1999 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results which may be expected for fiscal 2001. The Annual Report on Form 10-K for the year ended June 30, 2000 contains additional information and should be read in conjunction with this report.

2.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

                                                                       2000              1999
                                                                    ----------        ----------
Numerator for basic and diluted earnings per share:
     Net Income                                                     $    3,445        $    3,197

Denominator:
     Weighted average shares for basic earnings per share            5,700,135         6,099,220
     Effect of dilutive employee stock options                          46,890            89,427
                                                                    ----------        ----------
     Weighted average shares for dilutive earnings per share         5,747,025         6,188,647
                                                                    ==========        ==========

Net income per share:
     Basic                                                               $0.60             $0.52
                                                                         =====             =====
     Diluted                                                             $0.60             $0.52
                                                                         =====             =====

3.  Treasury Stock
The repurchase program that began in October 1999 was completed on September 6, 2000 with purchases of 297,000 shares at an average price of $16.93. During the first quarter in fiscal 2001, this completed program purchased 17,510 shares at an average cost of $17.43. A new program was approved on June 15, 2000 permitting the purchase of 5% of outstanding stock, or 284,000 shares to be repurchased throughout fiscal 2001 at prevailing market prices in open-market transactions. As of September 30, 2000, PFC repurchased 7,820 shares as part of this program. These shares were repurchased at an average cost of $17.60 per share, representing 0.14% of the outstanding stock at the inception of the program.

4.  Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the three months ended September 30, 2000 and 1999, total comprehensive income amounted to $4,520 and $2,628, respectively.

5.  Loans

Loans are summarized as follows:                          SEPTEMBER 30,       June 30,
                                                               2000             2000
                                                           ----------        ----------
Mortgage loans:
     Residential:
       1-4 Family                                          $  801,884        $  796,344
       Multifamily                                             23,988            19,482
     Commercial                                                57,993            54,459
     Other                                                     11,695            10,387
                                                           ----------        ----------
                                                              895,560           880,672
Consumer loans                                                132,708           131,500
Commercial business loans                                      34,037            34,288
Loans on savings accounts                                       2,379             2,325
                                                           ----------        ----------
                                                            1,064,684         1,048,785
Less: Loans in process                                            400                15
      Allowance for loan losses                                13,429            13,368
      Unamortized discount and deferred loan fees               1,267             1,033
                                                           ----------        ----------
Loans, net                                                 $1,049,588        $1,034,369
                                                           ==========        ==========

The following summary sets forth the activity in the allowance for loan losses for the three months ended September 30:

                                                               2000               1999
                                                             -------            -------
Beginning balance                                            $13,368            $13,253
Provision for losses - mortgage loans                             --                 --
Provision for losses - consumer loans                             89                 33
Loans recovered                                                   10                 63
Loans charged off                                                (38)               (46)
                                                             -------            -------
Ending balance                                               $13,429            $13,303
                                                             =======            =======

Nonaccrual loans                                             $ 3,698            $ 2,748
     as a percent of total assets                               0.29%              0.23%

Loans are placed on nonaccrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $138 at September 30, 2000 and $150 at June 30, 2000.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment, however, the Bank had no loans classified as impaired as of September 30, 2000 and at September 30, 1999. Impaired assets include $1,702 of foreclosed real estate as September 30, 2000, which is recorded at the lower of acquisition costs or fair value.

6. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS 137, is effective for Parkvale for fiscal 2001. FAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. Based on the guidance provided by the Statement, the impact of this adoption on July 1, 2000 does not materially affect Parkvale's financial position or results of operations.

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

              (Dollar amounts in thousands, except per share data)

Balance Sheet Data:                                           SEPTEMBER 30,
                                                           2000           1999
                                                        ----------     ----------
Total assets                                            $1,258,410     $1,188,136
Loans, net                                               1,049,588      1,011,362
Interest-earning deposits and federal funds sold            54,146         31,036
Total investments                                          120,108        121,032
Savings deposits                                         1,081,441      1,034,458
FHLB advances and other debt                                80,261         58,318
Shareholders' equity                                        87,318         83,873
Book value per share                                        $15.36         $13.93

Statistical Profile:

                                                              THREE MONTHS ENDED
                                                               SEPTEMBER 30,(1)
                                                              2000           1999
                                                            --------       -------
Average yield earned on all
   interest-earning assets                                    7.44%         7.01%
Average rate paid on all
   interest-bearing liabilities                               4.75%         4.39%
Average interest rate spread                                  2.69%         2.62%
Net yield on average
   interest-earning assets                                    2.95%         2.87%
Other expenses to average assets                              1.46%         1.39%
Taxes to pre-tax income                                      35.18%        37.14%
Return on average assets                                      1.10%         1.07%
Return on average equity                                     16.64%        15.89%
Average equity to average total assets                        6.63%         6.72%

                                                                AT SEPTEMBER 30,
                                                              2000           1999
                                                            --------       -------
One year gap to total assets                                  7.35%       -10.25%
Intangibles to total equity                                   0.33%         0.39%
Capital to assets ratio                                       6.94%         7.06%
Ratio of nonperforming assets to total assets                 0.29%         0.23%
Number of full-service offices                                  31            30

(1) The applicable income and expense figures have been annualized in calculating the percentages.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

For the three months ended September 30, 2000, Parkvale reported net income of $3.4 million or $0.60 per diluted share, up 7.8% or 15.3% on a per share basis, from net income of $3.2 million or $0.52 per diluted share for the quarter ended September 30, 1999. The $248,000 increase in net income for the September 2000 quarter reflects an increase in net interest income of $563,000 due mainly to growth in the loan portfolio. Net interest income increased to $9.0 million from $8.4 million for the quarter ended September 30, 1999. The higher percentage increase in earnings per share was the result of fewer outstanding shares in the current quarter. Return on average equity increased to 16.64% for the September 2000 quarter compared to 15.89% for the September 1999 quarter.

INTEREST INCOME:

Parkvale had interest income of $22.6 million during the three months ended September 30, 2000 versus $20.5 million during the comparable period in 1999. The $2.1 million increase is the result of a $44.7 million or 3.8% increase in the average balance of interest-earning assets, and a 44 basis point increase in the average yield from 7.01% in 1999 to 7.44% in 2000. Interest income from loans increased $1.4 million or 7.6% resulting from an increase in the average outstanding loan balances of $19.0 million or 1.9%, and a 41 basis point increase in the average yield from 7.19% in 1999 to 7.60% in 2000. Investment interest income increased by $189,000 or 10.4% due to an increase of $2.0 million or 1.6% in the average balance and by 52 basis point increase in the average yield from 6.02% in 1999 to 6.54% in 2000. Interest income earned on federal funds sold increased $535,000 or 103.3% from the 1999 quarter due to an increase in the average balance of $23.7 million or 59.5% with a 142 basis point increase in the average yield from 5.22% in 1999 to 6.64% in 2000. The weighted average yield on all interest earning assets was 7.51% at September 30, 2000 and 7.27% at September 30, 1999.

INTEREST EXPENSE:

Interest expense increased $1.5 million or 12.8% from the 1999 to the 2000 quarter. The increase was due to an increase in the average deposits and borrowings of $47.2 million a 38 basis point increase in the average rate paid on deposits and borrowings from 4.39% in 1999 to 4.75% in 2000. At September 30, 2000, the average rate payable on liabilities was 4.76% for deposits, 5.71% for borrowings and 4.75% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

Parkvale's provision for loan losses increased by $56,000 from the 1999 to the 2000 quarter. Aggregate valuation allowances were 1.26% and 1.27% of gross loans at September 30, 2000 and June 30, 2000, respectively.

Nonperforming loans and real estate owned were $3.7 million, $3.8 million and $2.7 million at September 30, 2000, June 30, 2000 and September 30, 1999, representing 0.29%, 0.30% and 0.23% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2000 were $13.4 million.

OTHER INCOME:

Total other income increased by $96,000 or 10.6% in 2000 due mainly to increased service fees on all types of deposit and loan products.

OTHER EXPENSE:

Total other expense increased by $374,000 or 9.0% for the three months ended September 30, 2000. This increase is due principally to increases in compensation and office occupancy of $310,000 and $108,000, or 13.5% and 17.2%, respectively and offset by a decrease in FDIC insurance of $92,000 or 62.6%. Parkvale has opened one branch office since September of 2000. Compensation has risen over the prior year due mainly to an increase in full-time equivalents relating to new offices and products and merit increases. Annualized noninterest expenses as a percentage of average assets were 1.46% for the quarter ended September 30, 2000 as compared to 1.39% for the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold decreased $5.6 million or 10.1% from June 30, 2000 to September 30, 2000 due mainly to funds being invested in higher-yielding adjustable rate mortgages. Investment securities held to maturity decreased $3.2 million or 3.1% from June 30, 2000 to September 30, 2000. Escrow for taxes and insurance decreased by $4.3 million or 48.6% as a result of the remittance of property taxes to the various taxing districts during the quarter.

Shareholders' equity was $87.3 million or 6.9% of total assets at September 30, 2000. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2000, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.50% and 11.86%, respectively.

                                                     Tier I             Tier I            Tier II
                                                      Core            Risk-Based        Risk-Based
                                                     Capital            Capital           Capital
                                                   ----------          --------          --------
Equity Capital (1)                                 $   86,444          $ 86,444          $ 86,444
Less non-allowable intangible assets                     (285)             (285)             (285)
Less unrealized securities gains                       (3,900)           (3,900)           (3,900)
Plus general valuation allowances (2)                      --                --            10,062
Plus allowable unrealized holding gains (3)                --                --             2,764
                                                   ----------          --------          --------
   Total regulatory capital                            82,259            82,259            95,085
Minimum required capital                               50,657            32,089            64,149
                                                   ----------          --------          --------
   Excess regulatory capital                       $   31,602          $ 50,170          $ 30,936
   Adjusted total assets                           $1,266,417          $802,226          $801,867

Regulatory capital as a percentage                       6.50%            10.25%            11.86%
Minimum capital required as a percentage                 4.00%             4.00%             8.00%
                                                         ----             -----             -----
Excess regulatory capital as a percentage                2.50%             6.25%             3.86%
                                                         ====             =====             =====
Well capitalized requirement                             5.00%             6.00%            10.00%
                                                         ====             =====             =====

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended September 30, 2000.
(2)    Limited to 1.25% of risk adjusted total assets.
(3)    Limited to 45% of pretax net unrealized holding gains.

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

Item 1.  Legal Proceedings                                                  None

Item 2.  Changes in Securities                                              None

Item 3.  Defaults Upon Senior Securities                                    N/A

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 2000 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 26, 2000. Of 5,695,237 shares eligible to vote, 83.1% or 4,734,567 were voted by proxy.

(b) The shareholders voted to elect the two nominees for directors, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Robert D. Pfischner as director were 4,638,370 shares in favor and 96,197 shares withheld. The results for the re-election of Andrea F. Fitting, Ph.D. as director were 4,669,429 shares in favor and 65,138 shares withheld.

(c) The recommendation by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 4,685,751 shares in favor, 24,632 shares against and 24,184 shares abstaining.

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

                                                 Parkvale Financial Corporation

DATE: October 27, 2000                           By: /s/ Robert J. McCarthy, Jr.
      --------------------                          ----------------------------
                                                 Robert J. McCarthy, Jr.
                                                 President and
                                                 Chief Executive Officer

DATE: October 27, 2000                           By: /s/ Timothy G. Rubritz
      -------------------                           ----------------------------
                                                 Timothy G. Rubritz
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer