Form 10-Q
period 2000-12-31
PARKVALE FINANCIAL CORP
filed 2001-01-30
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                           COMMISSION FILE NO: 0-17411

                         PARKVALE FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


    PENNSYLVANIA                                         25-1556590
    ------------                                         ----------
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

The closing sales price of the Registrant's Common Stock on January 24, 2001 was $23.75 per share.

Number of shares of Common Stock outstanding as of January 24, 2001 was 5,698,157.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                                                         Page
---------------------------------                                                                         ----

Consolidated Statements of Financial Condition as of December 31, 2000 and
June 30, 2000                                                                                                3

Consolidated Statements of Operations for the Three and Six
Months ended December 31, 2000 and 1999                                                                      4

Consolidated Statements of Cash Flows for the Six Months ended
December 31, 2000 and 1999                                                                                 5-6

Consolidated Statement of Shareholders' Equity as of December 31, 2000                                       6

Notes to Unaudited Interim Consolidated Financial Statements                                               7-8

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                     9-14

Part II - Other Information                                                                                 14

Signatures                                                                                                  14

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                                       DECEMBER 31,           June 30,
                                                               ASSETS                       2000                2000
                                                                                       ------------         -----------
                                                                                                  (Unaudited)
Cash and noninterest-earning deposits                                                   $    16,419         $    14,955
Federal funds sold                                                                           56,000              55,600
Interest-earning deposits in other banks                                                      5,716               5,360
Investment securities available for sale (cost of
  $15,203 at December 31 and June 30)                                                        23,483              20,044
Investment securities held to maturity (fair value
  of $107,068 at December 31 and $99,534 at June 30)                                        108,656             101,563
Loans, net of allowance of $13,497 at December 31
  and $13,368 at June 30                                                                  1,068,833           1,034,369
Foreclosed real estate, net of allowance of $8 at
  December 31 June 30                                                                         2,082               1,442
Office properties and equipment, net                                                          6,531               6,450
Intangible assets and deferred charges                                                          273                 296
Prepaid expenses and other assets                                                            10,564              10,907
                                                                                        -----------         -----------

                                                                    Total Assets        $ 1,298,557         $ 1,250,986
                                                                                        ===========         ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                                                                        $ 1,099,585         $ 1,080,096
Advances from Federal Home Loan Bank                                                         91,140              65,647
Other Debt                                                                                    3,833               7,820
Escrow for taxes and insurance                                                                7,397               8,855
Other liabilities                                                                             5,812               4,302
                                                                                        -----------         -----------

                                                               Total Liabilities          1,207,767           1,166,720
                                                                                        -----------         -----------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                                            --                  --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                                        6,735               6,735
Additional Paid in Capital                                                                    4,495               4,495
Treasury Stock at cost (1,053,037 shares in December;
  1,022,957 shares in June)                                                                 (19,012)            (18,471)
Accumulated other comprehensive income                                                        5,258               3,075
Retained earnings                                                                            93,314              88,432
                                                                                        -----------         -----------

                                                      Total Shareholders' Equity             90,790              84,266
                                                                                        -----------         -----------

                                      Total Liabilities and Shareholders' Equity        $ 1,298,557         $ 1,250,986
                                                                                        ===========         ===========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               DECEMBER 31,                          DECEMBER 31,
                                                         2000               1999               2000               1999
                                                       -------            -------            -------            -------
                                                              (Unaudited)                           (Unaudited)
Interest income:
     Loans                                             $20,215            $18,348            $39,746            $36,492
     Investments                                         2,101              1,902              4,115              3,727
     Federal funds sold                                    969                616              2,022              1,134
                                                       -------            -------            -------            -------
              Total interest income                     23,285             20,866             45,883             41,353
                                                       -------            -------            -------            -------

Interest expense:
     Savings deposits                                   13,085             11,444             25,704             22,660
     Borrowings                                          1,232                821              2,257              1,701
                                                       -------            -------            -------            -------
              Total interest expense                    14,317             12,265             27,961             24,361
                                                       -------            -------            -------            -------

Net interest income                                      8,968              8,601             17,922             16,992
Provision for loan losses                                   67                 55                156                 88
                                                       -------            -------            -------            -------
     Net interest income after
     provision for losses                                8,901              8,546             17,766             16,904
                                                       -------            -------            -------            -------

Noninterest Income:
     Service charges on deposit accounts                   645                535              1,279              1,075
     Other fees and service charges                        208                210                394                423
     Gain on sale of assets                                 --                 --                 --                 --
     Miscellaneous                                         235                126                418                280
                                                       -------            -------            -------            -------
              Total other income                         1,088                871              2,091              1,778
                                                       -------            -------            -------            -------

Noninterest Expenses:
     Compensation and employee benefits                  2,685              2,400              5,299              4,704
     Office occupancy                                      757                679              1,494              1,308
     Marketing                                             104                103                247                218
     FDIC insurance                                         54                153                109                300
     Office supplies, telephone and postage                354                280                681                572
     Miscellaneous                                         674                679              1,351              1,371
                                                       -------            -------            -------            -------
              Total other expenses                       4,628              4,294              9,181              8,473
                                                       -------            -------            -------            -------

Income before income taxes                               5,361              5,123             10,676             10,209
Income tax expense                                       1,877              1,883              3,747              3,772
                                                       -------            -------            -------            -------

Net income                                             $ 3,484            $ 3,240            $ 6,929            $ 6,437
                                                       =======            =======            =======            =======

Net income per share:
     Basic                                             $  0.62            $  0.55            $  1.22            $  1.07
     Diluted                                           $  0.61            $  0.54            $  1.21            $  1.06
Dividends per share                                    $  0.18            $  0.18            $  0.36            $  0.36

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Dollar amounts in thousands)

                                                                           2000                  1999
                                                                        ---------             ---------
                                                                                  (Unaudited)
Cash flows from operating activities:
     Interest received                                                  $  45,269             $  41,537
     Loan fees received                                                       558                   217
     Other fees and commissions received                                    2,029                 1,715
     Interest paid                                                        (27,881)              (24,396)
     Cash paid to suppliers and others                                     (8,013)               (7,018)
     Income taxes paid                                                     (3,554)               (3,901)
                                                                        ---------             ---------

     Net cash provided by operating activities                              8,408                 8,154

Cash flows from investing activities:
     Proceeds from maturities of investments                                9,998                   670
     Purchase of investment securities held to maturity                   (16,894)              (17,154)
     Maturity of deposits in other banks                                     (356)                  134
     Purchase of loans                                                    (78,410)              (42,336)
     Proceeds from sales of loans                                           1,301                   897
     Principal collected on loans                                          99,141               106,283
     Loans made to customers, net of loans in process                     (57,841)              (75,416)
     Other                                                                   (426)                 (603)
                                                                        ---------             ---------

     Net cash used in investing activities                                (43,487)              (27,525)

Cash flows from financing activities:
     Net increase in checking and savings accounts                          1,123                   446
     Net increase in certificates of deposit                               18,366                18,168
     Proceeds from FHLB advances                                           25,500                    --
     Repayment of FHLB advances                                                (6)               (5,006)
     Net decrease in other borrowings                                      (3,988)                 (434)
     Decrease in borrowers' advances for taxes and insurance               (1,459)               (1,946)
     Cash dividends paid                                                   (2,053)               (2,044)
     Acquisition of treasury stock                                           (541)               (7,186)
                                                                        ---------             ---------

     Net cash provided by financing activities                             36,942                 1,998
                                                                        ---------             ---------

Net increase (decrease) in cash and cash equivalents                        1,863               (17,373)

     Cash and equivalents at beginning of period                           70,555                74,414
                                                                        ---------             ---------

     Cash and equivalents at end of period                              $  72,418             $  57,041
                                                                        =========             =========

Reconciliation of net income to net cash provided                           SIX MONTHS ENDED
     by operating activities:                                                 DECEMBER 31,
                                                                        2000                1999
                                                                      -------             -------
Net income                                                            $ 6,929             $ 6,437
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                        368                 301
     Accretion and amortization of loan fees and discounts               (206)               (103)
     Loan fees collected and deferred                                     558                 217
     Provision for loan losses                                            156                  88
     Gain on sale of assets                                                --                  --
     (Increase) in accrued interest receivable                           (542)                 (9)
     Increase (decrease) in other assets                                 (371)                778
     (Increase) decrease in accrued interest payable                       80                 (35)
     Increase in other liabilities                                      1,436                 480
                                                                      -------             -------
     Total adjustments                                                  1,479               1,717
                                                                      -------             -------

Net cash provided by operating activities                             $ 8,408             $ 8,154
                                                                      =======             =======


For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $230 for the six months ended December 31, 2000 and $417 for the six months ended December 31, 1999.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                            Accumulated
                                                               Other                            Total
                                      Common       Paid-in    Treasury      Comprehensive      Retained     Shareholders'
                                       Stock       Capital     Stock           Income          Earnings       Equity
                                      ------       -------    --------      -------------      --------     -------------
Balance, June 30, 2000                $6,735        $4,495   ($18,471)         $3,075          $88,432         $84,266

Net income, six months
  ended December 31, 2000                                                                        6,929           6,929

Unrealized security gains on
  available-for-sale securities                                                 2,183                            2,183
                                                                                                               -------
   Comprehensive Income                                                                                          9,112

Dividends on common stock at
  $0.36 per share                                                                               (2,047)         (2,047)

Treasury stock purchased                                         (541)                                            (541)
                                      ------        ------   --------          ------          -------         -------

Balance, December 31, 2000            $6,735        $4,495   ($19,012)         $5,258          $93,314         $90,790
                                      ======        ======   ========          ======          =======         =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1.  Statements of Operations

The statements of operations for the three and six months ended December 31, 2000 and 1999 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results which may be expected for fiscal 2001. The Annual Report on Form 10-K for the year ended June 30, 2000 contains additional information and should be read in conjunction with this report.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31:

                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    DECEMBER 31,                        DECEMBER 31,
                                                              2000              1999              2000              1999
                                                           ----------        ----------        ----------        ----------
Numerator for basic and diluted earnings per share:
     Net income                                            $    3,484        $    3,240        $    6,929        $    6,437
Denominator:
     Weighted average shares
         for basic earnings per share                       5,685,455         5,886,920         5,692,795         5,993,070
     Effect of dilutive employee stock options                 67,200            66,860            57,045            78,144
                                                           ----------        ----------        ----------        ----------
     Weighted average shares for
         dilutive earnings per share                        5,752,655         5,953,780         5,749,840         6,071,214
                                                           ==========        ==========        ==========        ==========
Net income per share:
          Basic                                            $     0.62        $     0.55        $     1.22        $     1.07
                                                           ==========        ==========        ==========        ==========
          Diluted                                          $     0.61        $     0.54        $     1.21        $     1.06
                                                           ==========        ==========        ==========        ==========

3.  Loans

Loans are summarized as follows:                           DECEMBER 31,       June 30,
Mortgage loans:                                               2000              2000
                                                           ------------      ----------
    Residential:
       1-4 Family                                          $  812,823        $  796,344
       Multifamily                                             25,401            19,482
     Commercial                                                59,913            54,459
     Other                                                     17,422            10,387
                                                           ----------        ----------
                                                              915,559           880,672
Consumer loans                                                131,150           131,500
Commercial business loans                                      34,749            34,288
Loans on savings accounts                                       2,220             2,325
                                                           ----------        ----------
                                                            1,083,678         1,048,785
Less: Loans in process                                            234                15
       Allowance for loan losses                               13,497            13,368
       Unamortized discount and deferred loan fees              1,384             1,033
                                                           ----------        ----------
Loans, net                                                 $1,068,563        $1,034,369
                                                           ==========        ==========

The following summarizes the activity in the allowance for loan losses for the six months ended December 31:

                                                 2000              1999
                                               --------          --------
Beginning balance                              $ 13,368          $ 13,253
Provision for losses - mortgage loans                39                33
Provision for losses - consumer loans                97                55
Provision for losses - commercial loans              20                --
Loans recovered                                     171               111
Loans charged off                                  (197)              (87)
                                               --------          --------
Ending balance                                 $ 13,497          $ 13,365
                                               ========          ========

Nonaccrual loans                               $  2,690          $  3,126
     as a percent of total assets                  0.21%             0.26%


Loans are placed on nonaccrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income of nonaccrual loans that had not been recognized in interest income was $148 at December 31, 2000 and $150 at June 30, 2000.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment, however, the Bank had no loans classified as impaired at December 31, 2000 and at December 31, 1999. Impaired assets include $2,082 of foreclosed real estate as of December 31, 2000, which is recorded at the lower of acquisition costs or fair value.

4.  Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the six months ended December 31, 2000 and 1999, total comprehensive income amounted to $9,112 and $5,432, respectively.

5. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS 137, is effective for Parkvale for fiscal 2001. FAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. Based on the guidance provided by the Statement, the impact of this adoption on July 1, 2000 does not materially affect Parkvale's financial position or results of operations.

6. Statement of Financial Accounting Standards No. 140, "Accounting for Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 140"), is effective for Parkvale for fiscal 2001. FAS 140 changes certain provisions of ("FAS 125"). Based on the guidance provided by the Statement, the impact of this adoption on July 1, 2000 does not materially affect Parkvale's financial position or results of operations.

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

Balance Sheet Data:                                                    DECEMBER 31,
                                                               2000                  1999
                                                            ----------            ----------
Total assets                                                $1,298,557            $1,210,198
Loans, net                                                   1,068,833             1,010,293
Interest-earning deposits and federal funds sold                61,716                41,918
Total investments                                              132,139               126,069
Savings deposits                                             1,099,585             1,056,030
FHLB advances                                                   91,140                55,653
Shareholders' equity                                            90,790                81,649
Book value per share                                        $    15.98            $    14.08


Statistical Profile:

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      DECEMBER 31, (1)                DECEMBER 31, (1)
                                                                    1999           1999            2000             1999
                                                                  --------       --------         -------         --------
Average yield earned on all
   interest-earning assets                                          7.51%          7.10%            7.47%           7.05%
Average rate paid on all
   interest-bearing liabilities                                     4.88%          4.41%            4.82%           4.40%
Average interest rate spread                                        2.63%          2.69%            2.65%           2.65%
Net yield on average
   interest-earning assets                                          2.89%          2.93%            2.92%           2.90%
Other expenses to average assets                                    1.45%          1.42%            1.45%           1.41%
Taxes to pre-tax income                                            35.01%         36.76%           35.10%          36.95%
Return on average assets                                            1.09%          1.07%            1.10%           1.07%
Return on average equity                                           16.37%         16.50%           16.50%          16.19%
Average equity to average total assets                              6.67%          6.51%            6.65%           6.61%


                                                                AT DECEMBER 31,
                                                              2000           1999
                                                            -------         -------

One year gap to total assets                                 7.85%           -7.60%
Intangibles to total equity                                  0.30%            0.39%
Capital to assets ratio                                      6.99%            6.75%
Ratio of nonperforming assets to total assets                0.37%            0.35%
Number of full-service offices                                  32               31


(1) The applicable income and expense figures have been annualized in calculating the percentages.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

For the three months ended December 31, 2000, Parkvale reported net income of $3.5 million or $0.61 per diluted share up 7.5%, or 12.1% on a per share basis, from net income of $3.2 million or $0.54 per diluted share for the quarter ended December 31, 1999. The $244,000 increase in net income for the December 2000 quarter reflects increased net interest income of $367,000 and increased fee income of $217,000, which are partially offset by an increase in other expense of $334,000. Net interest income increased to $9.0 million from $8.6 million for the quarter ended December 31, 2000. The higher percentage increase in earnings per share was the result of fewer outstanding shares in the current quarter due to ongoing stock repurchase programs. Return on average equity decreased slightly to 16.4% for the December 2000 quarter compared to 16.5% for the December 1999 quarter.

INTEREST INCOME:

Parkvale had interest income of $23.3 million for the three months ended December 31, 2000 versus $20.9 million during the comparable period in 1999. This increase of $2.4 million or 11.6% is the result of a $64.7 million or 5.5% increase in the average balance of interest-earning assets and a 41 basis point increase in the average yield from 7.10% in 1999 to 7.51% in 2000. Interest income from loans increased $1.9 million or 10.2% resulting from an increase in the average outstanding loan balances of $50.2 million or 5.0%, offset slightly by a 36 basis point decrease in the average yield from 7.30% in 1999 to 7.66% in 2000. Investment interest income increased by $199,000 or 10.5% from the 1999 quarter due to a 57 basis point increase in the average yield from 6.11% in 1999 to 6.68% in 2000 and an increase of $1.2 million or 1.0% in the average balance. The investment portfolio includes $66.0 million invested in various corporate bonds and trust preferred securities throughout calendar year 2000 yielding 7.41%. Interest income earned on federal funds sold increased $353,000 or 57.3% from the 1999 quarter due to a increase in the average balance of $13.3 million or 29.5% due to a 118 basis point increase in the average yield from 5.44% in 1999 to 6.61% in 2000. At December 31, 2000, the weighted average yield on all interest-earning assets was 7.54% compared to 7.31% at December 31, 1999.

Subsequent to December 31, 2000, the Federal Reserve Bank lowered the target rate in Federal Funds sold from 6.50% to 6.00%, with the 50 basis point reduction immediately affecting the yields earned on liquid assets.

INTEREST EXPENSE:

Interest expense increased by $2.1 million or 16.7% from the 1999 quarter to the 2000 quarter. This increase was due to an increase in the average deposits and borrowings of $59.7 million or 5.4%, coupled with a 47 basis point increase in the average rate paid on deposits and borrowings from 4.41% in 1999 to 4.88% in 2000. At December 31, 2000, the average rate payable on liabilities was 4.88% for deposits, 5.75% for borrowings and 4.95% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

Parkvale's provision for loan losses increased by $12,000 or 21.8% from the 1999 quarter to the 2000 quarter. Aggregate valuation allowances were 1.25% of gross loans at December 31, 2000, 1.27% of gross loans at June 30, 2000 and 1.30% of gross loans at December 31, 1999. Total loan loss reserves at December 31, 2000 were $13.5 million.

Nonperforming loans and real estate owned were $4.8 million, $3.8 million and $4.3 million at December 31, 2000, June 30, 2000 and December 31, 1999, representing 0.37%, 0.30% and 0.35% of total assets at the respective balance sheet dates. The increase in fiscal 2001 relates primarily to delinquent mortgage loans in single family owner occupied homes and commercial properties.

OTHER INCOME:

Total other income increased by $217,000 or 24.9% for the December 2000 quarter due primarily to increases in service charges on all types of deposit and loan products. Miscellaneous income increased $109,000 or 86.4% due primarily to annuity and mutual fund fee income.

OTHER EXPENSE:

Total other expenses increased by $334,000 or 7.8% from quarter ended December 1999 to the quarter ended December 2000. This increase is due principally to increases in compensation and office occupancy of $285,000 and $78,000, or 11.9% and 11.5%, respectively and offset by a decrease in FDIC insurance of $99,000 or 64.7%. Compensation has risen over the prior year due mainly to new offices and products and merit increases. Parkvale opened new branch offices in December 1999 and October 2000. Annualized noninterest expenses as a percentage of average assets were 1.45% for the quarter ended December 31, 2000 as compared to 1.42% for the quarter ended December 31, 1999.


RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2000 AND
1999

For the six months ended December 31, 2000, Parkvale had net income of $6.9 million or $1.21 per diluted share versus $6.4 million or $1.06 per diluted share for the comparable period in 1999. The $492,000 or 7.6% increase in net income for the six months ended December 31, 2000 reflects increased net interest income of $930,000 and increased fee income of $313,000, these items were partially offset by increased operating expenses of $708,000. Net interest income for the six months ended December 31, 2000 increased to $17.9 million from $17.0 million for the six months ended December 31, 1999.

INTEREST INCOME:

Parkvale had interest income of $45.9 million during the six months ended December 31, 2000 versus $41.4 million during the comparable period in 1999. The increase of $4.5 million is attributable to an increase in the average interest-earning asset portfolio of $54.7 million or 4.7%, offset by an 42 basis point decrease in the average yield from 7.05% in 1999 to 7.47% in 2000. Interest income from loans increased $3.3 million or 8.9% due to an increase in the average loan balance of $34.6 million or 3.4%, offset by a 38 basis point decrease in the average yield from 7.25% in 1999 to 7.63% in 2000. Income from investments increased by $388,000 or 10.4% from 1999 due to an increase in the average investment balance of $1.6 million or 1.3% and a 55 basis point increase in the average yield from 6.06% in 1999 to 6.61% in 2000. Interest income earned on federal funds sold increased $888,000 or 78.3% from the prior six months ended December 1999. This was due to an increase of the average federal fund balance of $18.5 million or 43.5%, coupled with a 129 basis point increase in the average yield from 5.34% in 1999 to 6.63% in 2000.

INTEREST EXPENSE:

Interest expense increased by $3.6 million or 14.8% from the 1999 six month period to the 2000 six month period. The increase was due to a rise in average deposits and borrowings of $53.4 million coupled with a 42 basis point increase in the average rate paid from 4.40% in 1999 to 4.82% in 2000.

PROVISION FOR LOAN LOSSES:

Parkvale's provision for loan losses increased by $68,000 or 77.3% from the 1999 to the 2000 six month period. Aggregate valuation allowances were 1.25% of gross loans at December 31, 2000, 1.27% of gross loans at June 30, 2000 and 1.30% of gross loans at December 31, 1999. Total loan loss reserves at December 31, 2000 were $13.5 million.

Nonperforming loans and real estate owned were $4.8 million, $3.8 million and $4.3 million at December 31, 2000, June 30, 2000 and December 31, 1999, representing 0.37%, 0.30% and 0.35% of total assets at the respective balance sheet dates.

OTHER INCOME:

Other income increased by $313,000 or 17.6% for the six months ended December 31, 2000 from the six months ended December 31, 1999 primarily due to increased service charges on all types of deposit and loan products. Miscellaneous income increased $138,000 or 49.2% due primarily to annuity and mutual fund fee income.

OTHER EXPENSE:

Other expenses increased by $708,000 for the six month period ended December 31, 2000 from same period in 1999. This increase is due principally to increases in compensation and office occupancy of $595,000 and $186,000, or 12.7% and 14.2%, respectively. Compensation has risen over the prior year due mainly to new offices and products and merit increases. Parkvale opened new branch offices in December 1999 and October 2000. Annualized noninterest expenses as a percentage of average assets were 1.45% for the six months ended December 31, 2000 as compared to 1.41% for the six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold increased $400,000 or 0.7% from June 30, 2000 to December 31, 2000, loan balances increased $34.5 million or 3.3%, investment balances increased $7.1 million or 7.0% and increased cash balances of $1.5 million or 9.8%, resulted from increased deposit balances of $19.5 million or 1.8% and increased FHLB advances of $25.5 million or 38.8%. The FHLB advances were "convertible selects" borrowed during the six months ended December 31, 2000 at an average maturity of 15 years, with fixed interest rates at an average cost of 6.02% for six years.

Shareholders' equity was $90.1 million or 6.94% of total assets at December 31, 2000. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2000, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.49% and 11.92%, respectively.

                                                                         Tier I               Tier I              Tier II
                                                       GAAP               Core              Risk-Based           Risk-Based
                                                     Capital             Capital              Capital              Capital
                                                     -------             -------              -------              -------

Equity Capital (1)                                 $    90,051         $    90,051          $    90,051          $    90,051
Less non-allowable intangible assets                        --                (273)                (273)                (273)
Less unrealized securities gains                            --              (5,023)              (5,023)              (5,023)
Plus regulatory valuation allowance (2)                     --                  --                   --               10,390
Plus allowable unrealized holding gains (3)                 --                  --                   --                3,560
                                                   -----------         -----------          -----------          -----------
   Total regulatory capital                             90,051              84,755               84,755               98,704
Minimum required capital                                    --              52,232               33,104               66,266
                                                   -----------         -----------          -----------          -----------
   Excess regulatory capital                       $    90,051         $    32,523          $    51,651          $    32,438
                                                   -----------         -----------          -----------          -----------

Adjusted total assets                              $ 1,297,568         $ 1,305,811          $   827,612          $   828,322

Regulatory capital as a percentage                        6.94%               6.49%               10.24%               11.92%
Minimum capital required as a percentage                    --                4.00%                4.00%                8.00%
                                                   -----------         -----------          -----------          -----------
Excess regulatory capital as a percentage                 6.94%               2.49%                6.24%                3.92%
                                                   ===========         ===========          ===========          ===========
Well capitalized requirement                                --                5.00%                6.00%               10.00%
                                                   ===========         ===========          ===========          ===========

---------

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended December 31, 2000.

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

                                              Parkvale Financial Corporation

DATE: January 30, 2001                        By: /s/ Robert J. McCarthy, Jr.
      --------------------                       ----------------------------
                                              Robert J. McCarthy, Jr.
                                              President and
                                              Chief Executive Officer

DATE: January 30, 2001                        By: /s/ Timothy G. Rubritz
      --------------------                       -----------------------
                                              Timothy G. Rubritz
                                              Vice President, Treasurer and
                                              Chief Financial Officer