Form 10-Q
period 2001-03-31
PARKVALE FINANCIAL CORP
filed 2001-05-08
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                           COMMISSION FILE NO: 0-17411

                         PARKVALE FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


    PENNSYLVANIA                                              25-1556590
-----------------------                                    ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The closing sales price of the Registrant's Common Stock on May 4, 2001 was $22.95 per share.

Number of shares of Common Stock outstanding as of May 4, 2001 was 5,685,713.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                                                         Page
---------------------------------                                                                         ----

Consolidated Statements of Financial Condition as of March 31, 2001 and
June 30, 2000                                                                                                3

Consolidated Statements of Operations for the Three and Nine Months ended
March 31, 2001 and 2000                                                                                      4

Consolidated Statements of Cash Flows for the Nine Months ended
March 31, 2001 and 2000                                                                                    5-6

Consolidated Statements of Shareholders' Equity as of March 31, 2001                                         6

Notes to Unaudited Interim Consolidated Financial Statements                                               7-8

Management's Discussion and Analysis of Financial Condition and

Results of Operations                                                                                     9-14

Part II - Other Information                                                                                 14

Signatures                                                                                                  14

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                                           MARCH 31,              June 30,
                                    ASSETS                                                   2001                   2000
                                                                                           ----------            ----------
                                                                                                     (Unaudited)
Cash and noninterest-earning deposits                                                         $17,403               $14,955
Federal funds sold                                                                             56,000                55,600
Interest-earning deposits in other banks                                                        7,412                 5,360
Investment securities available for sale (cost of
  $15,203 at March 31 and at June 30)                                                          23,211                20,044
Investment securities held to maturity (fair value
  of $130,816 at March 31 and $99,534 at June 30)                                             130,747               101,563
Loans, net of allowance of $13,462 at March 31
  and $13,368 at June 30                                                                    1,091,076             1,034,369
Foreclosed real estate                                                                          2,759                 1,442
Office properties and equipment, net                                                            7,142                 6,450
Intangible assets and deferred charges                                                            262                   296
Prepaid expenses and other assets                                                              11,025                10,907
                                                                                           ----------            ----------

          Total assets                                                                     $1,347,037            $1,250,986
                                                                                           ==========            ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Savings deposits                                                                           $1,120,156            $1,080,096
Advances from Federal Home Loan Bank                                                          116,137                65,647
Escrow for taxes and insurance                                                                  9,144                 8,855
Other liabilities                                                                               6,101                 4,302
Other debt                                                                                      2,445                 7,820
                                                                                           ----------            ----------

          Total liabilities                                                                $1,253,983            $1,166,720
                                                                                           ----------            ----------

SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                                              --                    --
Common stock ($1.00 par value; 10,000,000 shares
  authorized;  6,734,894 shares issued)                                                         6,735                 6,735
Additional paid-in capital                                                                      4,365                 4,495
Treasury stock at cost (1,037,756 shares in March
   and 1,022,957 shares in June)                                                              (18,970)              (18,471)
Accumulated other comprehensive income                                                          5,085                 3,075
Retained earnings                                                                              95,839                88,432
                                                                                           ----------            ----------

          Total shareholders' equity                                                           93,054                84,266
                                                                                           ----------            ----------

          Total liabilities and shareholders' equity                                       $1,347,037            $1,250,986
                                                                                           ==========            ==========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollar amounts in thousands, except share data)


                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              MARCH 31,                        MARCH 31,
                                                       2001             2000             2001             2000
                                                      -------          -------          -------          -------
                                                            (Unaudited)                       (Unaudited)
Interest Income:
     Loans                                            $20,496          $18,794          $60,242          $55,286
     Investments                                        2,535            2,014            6,650            5,741
     Federal funds sold                                   818              618            2,840            1,752
                                                      -------          -------          -------          -------
              Total interest income                    23,849           21,426           69,732           62,779
                                                      -------          -------          -------          -------

Interest Expense:
     Savings deposits                                  13,265           11,719           38,969           34,379
     Borrowings                                         1,508              816            3,765            2,517
                                                      -------          -------          -------          -------
              Total interest expense                   14,773           12,535           42,734           36,896
                                                      -------          -------          -------          -------

Net interest income                                     9,076            8,891           26,998           25,883
Provision for loan losses                                  86               59              242              147
                                                      -------          -------          -------          -------
     Net interest income after
     provision for losses                               8,990            8,832           26,756           25,736
                                                      -------          -------          -------          -------

Noninterest Income:
     Service charges on deposit accounts                  701              562            1,980            1,637
     Other fees and service charges                       245              175              639              598
     Gain on sale of assets                                --               --               --               --
     Miscellaneous                                        237              138              655              418
                                                      -------          -------          -------          -------
              Total other income                        1,183              875            3,274            2,653
                                                      -------          -------          -------          -------

Noninterest Expenses:
     Compensation and employee benefits                 2,709            2,475            8,008            7,110
     Office occupancy                                     810              788            2,304            2,096
     Marketing                                            109              107              356              325
     FDIC insurance                                        52               54              161              354
     Office supplies, telephone, and postage              340              319            1,021              891
     Miscellaneous                                        705              657            2,056            2,097
                                                      -------          -------          -------          -------
              Total other expense                       4,725            4,400           13,906           12,873
                                                      -------          -------          -------          -------

Income before income taxes                              5,448            5,307           16,124           15,516
Income tax expense                                      1,898            1,920            5,645            5,692
                                                      -------          -------          -------          -------

Net income                                             $3,550           $3,387          $10,479           $9,824
                                                      =======          =======          =======          =======

Basic earnings per share                                $0.62            $0.59            $1.84            $1.66
Diluted earnings per share                              $0.61            $0.58            $1.82            $1.64
Dividends per share                                     $0.18            $0.18            $0.54            $0.54

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED MARCH 31, 2001 AND 2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Dollar amounts in thousands)

                                                                      2001                 2000
                                                                    ---------           ---------
                                                                             (Unaudited)
Cash flows from operating activities:
     Interest received                                                $68,335             $62,902
     Loan fees received                                                   240                 586
     Other fees and commissions received                                3,183               2,560
     Interest paid                                                    (42,444)            (36,907)
     Cash paid to suppliers and others                                (13,956)            (13,264)
     Income taxes paid                                                 (3,680)             (4,751)
                                                                    ---------           ---------

     Net cash provided by operating activities                         11,678              11,126

Cash flows from investing activities:
     Proceeds from maturities of investments                           28,195               2,684
     Purchase of investment securities held to maturity               (57,127)            (18,934)
     Reduction of deposits in other banks                              (2,052)             (6,044)
     Purchase of loans                                               (139,102)            (60,390)
     Proceeds from sales of loans                                       2,796               1,296
     Principal collected on loans                                     160,629             143,191
     Loans made to customers, net of loans in process                 (82,677)           (102,102)
     Other                                                             (1,217)               (968)
                                                                    ---------           ---------

     Net cash used in investing activities                            (90,555)            (41,267)

Cash flows from financing activities:
     Net increase in checking and savings accounts                      9,874               7,861
     Net increase in certificates of deposit                           30,186              28,171
     Proceeds from FHLB advances                                       50,500                  --
     Repayment of FHLB advances                                           (10)             (5,009)
     Net (decrease) increase in other borrowings                       (5,375)                620
     Increase (decrease) in escrow for taxes and insurance                288              (1,947)
     Cash dividends paid                                               (3,075)             (3,051)
     Allocation of treasury stock to retirement plans                     878                 530
     Acquisition of treasury stock                                     (1,541)             (8,401)
                                                                    ---------           ---------

     Net cash provided by financing activities                         81,725              18,774
                                                                    ---------           ---------

Net increase (decrease) in cash and cash equivalents                    2,848             (11,367)

     Cash and equivalents at beginning of period                       70,555              74,414
                                                                    ---------           ---------

     Cash and equivalents at end of period                            $73,403             $63,047
                                                                    =========           =========

                                                                      2001               2000
                                                                    ---------          ---------
Reconciliation of net income to net cash provided
     by operating activities:
Net income                                                           $10,479             $9,824
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                       560                480
     Accretion and amortization of loan fees and discounts              (408)              (153)
     Loan fees collected and deferred                                    240                586
     Provision for loan losses                                           243                147
     Increase in accrued interest receivable                          (1,189)              (187)
     (Increase) decrease in other assets                                 (85)               576
     Decrease (increase) in accrued interest payable                     290                (11)
     Decrease (increase) in other liabilities                          1,548               (136)
                                                                    --------           --------
     Total adjustments                                                 1,199              1,302
                                                                    --------           --------
Net cash provided by operating activities                            $11,678            $11,126
                                                                    ========           ========

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $474 and $1,040 in the nine months ended March 31, 2001 and 2000, respectively.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (Dollar amounts in thousands, except share data)


                                                                                      Accumulated
                                                                                         Other                    Total
                                                Common      Paid-in    Treasury      Comprehensive  Retained   Shareholders'
                                                 Stock       Capital     Stock           Income     Earnings      Equity
                                                 -----       -------     -----           ------     --------      ------
Balance, June 30, 2000                          $6,735       $4,495    $(18,471)         $3,075      $88,432     $84,266

Net income, nine months ended
 March 31, 2001                                                                                       10,479      10,479

Unrealized security gains on
  available-for sale securities                                                           2,010                    2,010
                                                                                                                 -------

                    Comprehensive Income                                                                          12,489

Dividends on common stock at
 $0.54 per share                                                                                      (3,072)     (3,072)

Treasury stock purchased                                                 (1,541)                                  (1,541)

Treasury stock contributed to benefit plans                                 878                                      878

Exercise of stock options                                      (130)        164                                       34
                                                ------       ------    --------          ------      -------     -------
Balance, March 31, 2001                         $6,735       $4,365    $(18,970)         $5,085      $95,839     $93,054
                                                ======       ======    ========          ======      =======     =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1. Statements of Operations
The statements of operations for the three and nine months ended March 31, 2001 and 2000 are unaudited, but in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results which may be expected for fiscal 2001. The Annual Report on Form 10-K for the year ended June 30, 2000 contains additional information and should be read in conjunction with this report.

2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              MARCH 31,                         MARCH 31,
                                                        2001             2000             2001             2000
                                                      ---------        ---------        ---------        ---------
Numerator for basic and diluted
  earnings per share:
     Net income                                          $3,550           $3,387          $10,479           $9,824
Denominator:
     Weighted average shares
         for basic earnings per share                 5,708,570        5,785,129        5,698,053        5,923,756
     Effect of dilutive employee stock options           91,697           42,874           68,596           66,387
                                                      ---------        ---------        ---------        ---------
     Weighted average shares for
         dilutive earnings per share                  5,800,267        5,828,003        5,766,649        5,990,143
                                                      =========        =========        =========        =========
Net income per share:
     Basic                                                $0.62            $0.59            $1.84            $1.66
     Diluted                                              $0.61            $0.58            $1.82            $1.64

3. Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the nine months ended March 31, 2001 and 2000, total comprehensive income amounted to $12,489 and $8,527, respectively.

4. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS 137, is effective for Parkvale for fiscal 2001. FAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. This statement was adopted during the first quarter of 2001. Management has evaluated the impact of this statement and has determined that there is no material effect on Parkvale's financial position or results of operations.

5. Statement of Financial Accounting Standards No. 140, "Accounting for Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS 140"), is effective for Parkvale for fiscal 2001. FAS 140 changes certain provisions of ("FAS 125"). This statement was adopted during the first quarter of 2001. Management has evaluated the impact of this statement and has determined that there is no material effect on Parkvale's financial position or results of operations.

6.  Loans:

Loans are summarized as follows:                                       MARCH 31,             June 30,
                                                                         2001                  2000
                                                                      ----------           ----------
First mortgage loans:
     Residential:
       1-4 Family                                                       $837,774             $796,344
       Multifamily                                                        25,845               19,482
     Commercial                                                           56,994               54,459
     Other                                                                17,943               10,387
                                                                      ----------           ----------
                                                                         938,556              880,672
Consumer loans                                                           128,572              131,500
Commercial business loans                                                 36,154               34,288
Loans on savings accounts                                                  2,268                2,325
                                                                      ----------           ----------
                                                                       1,105,550            1,048,785
Less: Loans in process                                                        91                   15
       Allowance for loan losses                                          13,462               13,368
       Unamortized discount (premium) and deferred loan fees                 922                1,033
                                                                      ----------           ----------
Loans, net                                                            $1,091,075           $1,034,369
                                                                      ==========           ==========

Nonperforming assets                                                      $4,396               $3,784
     as a percent of total assets                                           0.33%                0.30%

The following summary sets forth the activity in the allowance for loan losses for the nine months ended March 31:

                                                   2001               2000
                                                  -------            -------

Beginning balance                                 $13,368            $13,253
Provision for losses - mortgage loans                  39                 40
Provision for losses - consumer loans                 183                107
Provision for losses - commercial loans                20                 --
Loans recovered                                       205                121
Loans charged off                                    (353)              (149)
                                                  -------            -------
Ending balance                                    $13,462            $13,372
                                                  =======            =======

Loans are placed on nonaccrual status when in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $133 for the nine months ended March 31, 2001 and $150 for the year ended June 30, 2000.

Nonaccrual, substandard and doubtful commercial and other real estate loans are normally considered to be impaired loans. However the Bank had no loans classified as impaired at March 31, 2001 and at March 31, 2000. Impaired assets include $2,759 of foreclosed real estate as of March 31, 2001, which is recorded at the lower of acquisition costs or fair value.

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                (Dollar amounts in thousands, except share data)


Balance Sheet Data:                                           MARCH 31,
                                                        2001             2000
                                                     ----------       ----------

Total assets                                         $1,347,037       $1,229,699
Loans, net                                            1,091,076        1,019,771
Interest-earning deposits and federal funds sold         63,412           55,755
Total investments                                       153,958          122,588
Savings deposits                                      1,120,156        1,073,448
FHLB Advances                                           116,137           55,650
Other borrowings                                          2,445            4,670
Shareholders' equity                                     93,054           83,031
Book value per share                                     $16.33           $14.39

Statistical Profile:

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   MARCH 31, (1)             MARCH 31, (1)
                                                 2001         2000         2001         2000
                                                ------       ------       ------       ------
Average yield earned on all
   interest-earning assets                       7.43%        7.28%        7.46%        7.13%
Average rate paid on all
   interest-bearing liabilities                  4.88%        4.47%        4.84%        4.42%
Average interest rate spread                     2.55%        2.81%        2.62%        2.71%
Net yield on average
   interest-earning assets                       2.83%        3.03%        2.89%        2.94%
Other expenses to average assets                 1.43%        1.44%        1.45%        1.42%
Efficiency ratio                                46.06%       45.05%       45.94%       45.11%
Taxes to pre-tax income                         34.84%       36.18%       35.01%       36.68%
Return on average assets                         1.08%        1.11%        1.09%        1.08%
Return on average equity                        16.16%       16.93%       16.39%       16.44%
Average equity to average total assets           6.65%        6.56%        6.65%        6.60%

                                                       AT MARCH 31,
                                                   2001             2000
                                                   ----             ----

One year gap to total assets                       4.73%           -2.03%
Intangibles to total equity                        0.28%            0.37%
Capital to assets ratio                            6.91%            6.75%
Ratio of nonperforming assets to total assets      0.33%            0.33%
Number of full-service offices                       33               31


(1) The applicable income and expense figures have been annualized in calculating the percentages.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

For the three months ended March 31, 2001, Parkvale reported net income of $3.6 million or $0.61 per diluted share up 4.8% (or 5.2% on a per share basis) from net income of $3.4 million or $0.58 per diluted share for the quarter ended March 31, 2000. The $163,000 increase in net income for the March 2001 quarter primarily reflects a 2.1% increase in net interest income of $185,000. For the quarter ended March 31, 2001, net interest income increased to $9.1 million from $8.9 million for the quarter ended March 31, 2000. The fiscal 2001 and 2000 quarterly results do not include any unusual items or gains from the sale of assets.

INTEREST INCOME:

Parkvale had interest income of $23.9 million during the three months ended March 31, 2001 versus $21.4 million during the comparable period in 2000. This increase of $2.4 million is the direct result of a $102.9 million or 8.7% increase in the average balance of interest-earning assets, coupled with a 15 basis point increase in the average yield from 7.28% in 2000 to 7.43% in 2001. Interest income from loans increased $1.7 million or 9.1% resulting from the $56.4 million or 5.5% increase in the average outstanding loan balances with a 22 basis point increase in the average yield from 7.41% in 2000 to 7.63% in 2001. Consistent with Parkvale's ongoing practice of supplementing our loan originations, when necessary, with purchases of adjustable rate mortgage loans (after subjecting such credits to our normal underwriting standards), the average loan increase includes loan purchases of $60.7 million during the quarter and fiscal year to date purchases of $139.1 million.

Investment securities interest income increased by $521,000 or 25.9% from the 2000 quarter due to an increase of $30.9 million or 25.9% in the average balance as the average yield remained constant in 2000 and 2001 at 6.75%. Interest income earned on federal funds sold increased $200,000 or 32.4% from the 2000 quarter due to an increase in the average balance of $15.5 million or 36.1%, offset by a 15 basis point decrease in the average yield from 5.74% in 2000 to 5.59% in 2001. At March 31, 2001, the weighted average yield on all interest earning assets was 7.45% compared to 7.54% at December 31, 2000 and 7.30% at March 31, 2000.

INTEREST EXPENSE:

Interest expense increased by $2.2 million or 17.9% from the 2000 to the 2001 quarter. The increase was due to an overall rise in the average deposits and borrowings of $88.1 million or 7.9% coupled with a 41 basis point increase in the average rate paid on deposits and borrowings from 4.47% in 2000 to 4.88% in 2001. The increase in the average rate was primarily attributed to the higher cost of certificate deposits, which averaged 6.08% in fiscal 2001 versus 5.54% in fiscal 2000. At March 31, 2001, the average rate payable on liabilities was 4.83% for deposits, 5.67% for borrowings and 4.91% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

Parkvale's provision for loan losses increased by $27,000 or 45.8% from the 2000 quarter to the 2001 quarter. Total reserves were 1.22% and 1.27% of gross loans at March 31, 2001 and June 30, 2000, respectively. Non-performing loans and foreclosed real estate were $4.4 million, $3.8 million and $4.0 million at March 31, 2001, June 30, 2000 and March 31, 2000, representing 0.33%, 0.30% and 0.33%
of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 2001 were $13.5 million, and nonaccrual loans were $1.6 million, which represents 0.12% of total assets at that date.

OTHER INCOME:

Total other income increased by $308,000, or 35.2% in 2001 due to primarily due to an increase in NSF fee income and other service charges on all types of deposit and loan products. Miscellaneous other income increased by 99,000, or 71.7% due to an increase in income from non-deposit investment products.

OTHER EXPENSE:

Total other expenses increased $325,000 or 7.4% due mainly to the $198,000 or 7.9% increase in compensation and employee benefits. This increase is the result of additional full-time and part-time employees to better serve Parkvale customers. Additionally, miscellaneous expense increased $84,000, or 13.5%. This increase is primarily due to additional charges associated with calendar year tax information reporting and to an increase in ATM interchange charges due the growth in our deposit base.

INCOME TAXES:

The effective tax rate of 34.8% for the March 2001 quarter was lowered from 36.4% for the fiscal 2000 period due to the benefits of certain investments made by a subsidiary, Parkvale Investment Corporation.

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED MARCH 31, 2001 AND 2000

Net income for the nine months ended March 31, 2001 was $10.5 million or $1.82 per diluted share compared to $9.8 million or $1.64 per diluted share for the nine months ended March 31, 2000. The $665,000 (or 6.7%) growth in net income was derived from normal operations and reflects an increase of $1.1 million in net interest income due mainly to an overall rise in loan volumes and lower deposit costs throughout the period. Net interest income was $27.0 million for the nine months ended March 31, 2001, up from $25.9 million for the nine months ended March 31, 2000.

INTEREST INCOME:

Parkvale had interest income of $69.7 million during the nine months ended March 31, 2001 and $62.8 million during the comparable period in 2000. This $7.0 million or 11.1% increase is attributable to an increase in the average interest-earning asset portfolio of $70.8 million or 6.0% and due to a 33 basis point increase in the average yield from 7.13% in 2000 to 7.46% in 2001. Interest income from loans increased $5.0 million or 9.0% due to an increase in the average loan balance of $41.9 million or 4.1% and a 33 basis point increase in the average yield from 7.30% in 2000 to 7.63% in 2001. Consistent with Parkvale's ongoing practice of supplementing our loan originations, when necessary, with purchases of adjustable rate mortgage loans (after subjecting such credits to our normal underwriting standards), the average loan increase includes loan purchases of $139.1 million during fiscal 2001 year.

Interest income from investments increased by $909,000 or 15.8% from 2000 due to a $11.4 million or 9.3% increase in the average balance, compounded by a 36 basis point increase in the average yield from 6.29% in 2000 to 6.65% in 2001. Federal funds sold income increased by $1.1 million or 62.1%. The average federal funds sold balance increased by $17.5 million or 41.0% and an 82 basis point increase in the average yield from 5.47% in 2000 to 6.29% in 2001.

INTEREST EXPENSE:

Interest expense increased by $5.8 million from the 2001 nine month period from the 2000 nine month period due to a $65.0 million or 5.8% increase in the balance of average deposits and borrowings. This increase was coupled with a 42 basis point increase in the average rate paid on deposits and borrowings from 4.42% in 2000 to 4.84% in 2001.

PROVISION FOR LOAN LOSSES:

Parkvale's provision for loan losses increased by $95,000 or 64.6% from the 2001 to the 2000 period. Loan loss reserves were 1.22%, 1.27% and 1.29% of total assets at March 31, 2001, June 30, 2000 and March 31, 2000, respectively.

OTHER INCOME:

Other income increased $621,000 primarily due to an increase in NSF fee income and other service charges on all types of deposit and loan products. Miscellaneous other income increased by 237,000, or 56.7% due to an increase in income earned from non-deposit investment products.

OTHER EXPENSE:

Other expenses increased by $1.0 million or 8.0% for the nine month period ending March 31, 2001 compared to the same period in 2000 due mainly to the $793,000 or 11.0% increase in compensation and employee benefits. This increase is the result of normal merit pay increases combined with additional full-time and part-time employees to better serve Parkvale customers. Additionally, office occupancy expense increased $208,000, or 9.9%. This increase is due to two additional offices opened during fiscal 2001, the relocation of our Verona office and an increase in depreciation expense related to a computer system upgrade that took place during fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold increased $400,000 or 0.7% from June 30, 2000 to March 31, 2001 due to the increase in our deposit liabilities and borrowings. Deposit balances increased by $40 million. Advances from the Federal Home Loan Bank increased $50.5 million as the bank took advantage of lower borrowing costs during fiscal 2001.

Shareholders' equity was $93.1 million or 6.9% of total assets at March 31, 2001. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2001, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.65% and 11.73%, respectively.


                                                     Tier I              Tier I            Tier II
                                                      Core             Risk-Based         Risk-Based
                                                     Capital             Capital            Capital
                                                   -----------          ---------          ---------
Equity Capital (1)                                     $92,334            $92,334            $92,334
Less non-allowable intangible assets                      (262)              (262)              (262)
Less unrealized securities gains                        (4,755)            (4,755)            (4,755)
Plus regulatory valuation allowance (2)                     --                 --             10,872
Plus allowable unrealized holding gains (3)                 --                 --              3,370
                                                   -----------          ---------          ---------
   Total regulatory capital                             87,317             87,317            101,559
Minimum required capital                                54,165             34,657             69,398
                                                   -----------          ---------          ---------
   Excess regulatory capital                           $33,152            $52,660            $32,161
   Adjusted total assets                            $1,312,457           $865,902           $865,902

Regulatory capital as a percentage                        6.65%             10.08%             11.73%
Minimum capital required as a percentage                  4.00%              4.00%              8.00%
                                                   -----------          ---------          ---------
Excess regulatory capital as a percentage                 2.65%              6.08%              3.73%
                                                   ===========          =========          =========

Well capitalized requirement                              5.00%              6.00%             10.00%

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2001.
(2)  Limited to 1.25% of risk adjusted total assets.
(3)  Limited to 45% of pretax net unrealized holding gains.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              None
Item 2. Changes in Securities and Use of Proceeds                      None
Item 3. Defaults Upon Senior Securities                                N/A
Item 4. Submission of Matters to a Vote of Security Holders            None
Item 5. Other Information                                              None
Item 6. Exhibits and Reports on Form 8-K                               None
        (b) Reports on Form 8-K                                        None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Parkvale Financial Corporation

DATE: May 8, 2001                         By: /s/ Robert J. McCarthy, Jr.
      ---------------                        -----------------------------------
                                          Robert J. McCarthy, Jr.
                                          President and
                                          Chief Executive Officer

DATE: May 8, 2001                         By: /s/ Timothy G. Rubritz
      ---------------                        -----------------------------------
                                          Timothy G. Rubritz
                                          Vice President, Treasurer and
                                          Chief Financial Officer