Form 10-K
period 2001-06-30
PARKVALE FINANCIAL CORP
filed 2001-09-17
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2001
                           Commission file no 0-17411

                                     -------

                           PARKVALE FINANCIAL CORPORATION
               (Exact name of registrant as specified in its charter)

        Pennsylvania                                          25-1556590
 ------------------------                                  ----------------
 (State of incorporation)                                  (I.R.S. Employer
                                                        Identification Number)
4220 William Penn Highway
Monroeville, PA                                                 15146
----------------------------                                  --------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of September 10, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $24.46 per share on such date was $110,181,562. Excluded from this computation are 605,850 shares held by all directors and executive officers as a group and 556,866 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 10, 2001: 5,667,277

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year ended June 30, 2001. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 2001 Annual Report to Shareholders is not deemed to be filed as part of this report. Part II

Proxy Statement for Annual Meeting of Shareholders dated September 17, 2001. The definitive proxy statement is to be filed with the Commission on September 14, 2001. Part III

PART I.

ITEM 1. BUSINESS INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its subsidiary, Parkvale Savings Bank ("Parkvale" or "the Bank"), is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. Parkvale is also involved in lending in the greater Washington, D.C.; Columbus and Cincinnati, Ohio areas through its wholly-owned subsidiary, Parkvale Mortgage Corporation ("PMC"). The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note N of Notes to the Consolidated Financial Statements in the 2001 Annual Report to Shareholders filed as Exhibit 13 hereto ("2001 Annual Report") for additional details regarding PFC.

                                    THE BANK

GENERAL

The Bank conducts business in the greater Pittsburgh metropolitan area through 33 full-service offices in Allegheny, Beaver, Butler, Washington and Westmoreland Counties. With total assets of $1.4 billion at June 30, 2001, Parkvale was the fifth largest financial institution headquartered in the Pittsburgh metropolitan area and eleventh largest financial institution with a significant presence in Western Pennsylvania.

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

Lower housing demand in Parkvale's primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $202.2 million and $85.5 million in fiscal 2001 and 2000, respectively. These represent 66.8% and 47.9% of total mortgage loan originations and purchases for the fiscal year 2001 and 2000, respectively. In addition,

Parkvale operates loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia; Columbus and Cincinnati, Ohio. During fiscal 2001, PMC originated a total of $50.2 million or 16.6% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, increased from $3.8 million at June 30, 2000 to $5.4 million at June 30, 2001. The $1.6 million increase in fiscal 2001 related primarily to foreclosed real estate activity. See "Lending Activities- Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk ("IRR") is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historically liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) deployed excess liquidity, (4) emphasized the origination of short-term and/or variable rate consumer loans and (5) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. More recently from a gap perspective, the excess of interest-bearing liabilities over interest-earning assets which reprice or mature in one year or less was 3.47% of total assets at June 30, 2001 compared to -2.76% of total assets at June 30, 2000. The cumulative five year gap ratio was 2.96% at June 30, 2000 and 6.17% at June 30, 2001. Key components of the asset and liability management program are as follows: ARM loans represented approximately 72.3% of the Bank's real estate loan portfolio at June 30, 2001 compared to 69.3% and 69.7% at June 30, 2000 and 1999, respectively. Deposits with terms in excess of one year or more increased $58.6 million from $673.5 million at June 30, 2000 to $732.1 million at June 30, 2001.

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


                              THE BANKING INDUSTRY


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

Parkvale's economic outlook is characterized by continuing moderate economic growth and low inflation. The target federal funds rate decreased 275 basis points with six rate decreases during the last half of fiscal 2001. These rate changes resulted in decreases in both loan and deposit interest rates being offered in the last half of fiscal 2001. Parkvale anticipates the Federal Reserve to initiate additional rate cuts during early fiscal 2002.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial market. For additional discussion of asset/liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report.

                                    BUSINESS

LENDING ACTIVITIES
           LOAN ACTIVITY AND PORTFOLIO COMPOSITION


The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.


                                                                                   2001              2000              1999
                                                                                   ----              ----              ----
                                                                                                (In Thousands)
TOTAL LOANS RECEIVABLE AT BEGINNING OF YEAR ............................         1,048,785        $1,009,405        $  846,400
Real estate loan originations:
  Residential:
    Single family (1) ..................................................            66,233            71,375            85,003
    Multifamily ........................................................             6,955             3,854             9,302
  Construction -Single family ..........................................            10,838             3,480             7,015
  Commercial ...........................................................            16,575            14,186            33,487
                                                                                ----------        ----------        ----------
TOTAL REAL ESTATE LOAN ORIGINATIONS ....................................           100,601            92,895           134,807

Consumer loan originations .............................................            51,313            27,358            95,613
Commercial loan originations ...........................................            29,776            13,413            17,403
                                                                                ----------        ----------        ----------
TOTAL LOAN ORIGINATIONS.................................................           181,690           133,666           247,823

Purchase of loans ......................................................           202,219            85,541           243,121
                                                                                ----------        ----------        ----------
TOTAL LOAN ORIGINATIONS AND PURCHASES ..................................           383,909           219,207           490,944

Principal loan repayments ..............................................            99,273            49,444           105,876
Mortgage loan payoffs ..................................................           202,388           128,961           220,664
Sales of whole loans ...................................................             3,363             1,422             1,399
                                                                                ----------        ----------        ----------
   Net increase in loans ...............................................            78,885            39,380           163,005
                                                                                ----------        ----------        ----------
TOTAL LOANS RECEIVABLE- END OF YEAR ....................................         1,127,670         1,048,785         1,009,405

Less:  Loans in process ................................................               205                15               230
          Allowance for loan losses ....................................            13,428            13,368            13,253
          Unamortized discounts & loan fees ............................               773             1,033               251
                                                                                ----------        ----------        ----------
NET LOANS RECEIVABLE AT END OF YEAR.....................................        $1,113,264        $1,034,369        $  995,671
                                                                                ==========        ==========        ==========

-------------

(1) Includes $50.2 million, $44.9 million and $42.6 million of loans originated by PMC during fiscal 2001, 2000 and 1999, respectively.

At June 30, 2001, Parkvale's net loan portfolio amounted to $1.1 billion, representing 79.1% of Parkvale's total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA").

Conventional loans secured by single family amounted to $849.6 million or 76.3% of the net loan portfolio, multifamily residential properties amounted to $24.6 million or 2.2% of the net loan portfolio at June 30, 2001, and loans secured by commercial real estate represented $78.1 million or 7.0% of the net loan portfolio. FHA/VA loans accounted for $2.1 million or 0.2% of the net loan portfolio at June 30, 2001.

Total consumer loans were $132.6 million or 11.9% of the net loan portfolio at June 30, 2001. Commercial loans represented 3.4% of the net loan portfolio at that date.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at June 30.

                                                 2001                     2000                        1999
                                                 ----                     ----                        ----
Real estate loans:                       Amount           %         Amount         %          Amount          %
                                         ------         -----       ------       -----        ------        -----
                                                                  (Dollars in Thousands)
     Residential:
         Single family (1)               $849,631       76.3        793,625       76.7        779,346       78.3
         Multifamily (2)                   24,602        2.2         19,482        1.9         16,920        1.7
         FHA/VA                             2,134        0.2          2,719        0.3          4,913        0.5
     Commercial                            55,947        5.0         54,459        5.3         43,862        4.4
     Other (3)                             22,164        2.0         10,387        1.0          8,591        0.9
                                      -----------     ------     ----------     ------     ----------     ------
Total real estate loans                   954,478       85.7        880,672       85.2        853,632       85.8
Consumer loans (4)                        132,580       11.9        131,500       12.7        129,452       13.0
Deposit loans                               2,265        0.2          2,325        0.2          2,749        0.3
Commercial loans                           38,347        3.4         34,288        3.3         23,572        2.4
                                      -----------     ------     ----------     ------    -----------     ------
Total loans receivable                  1,127,670      101.3      1,048,785      101.4      1,009,405      101.5
Less:
     Loans in process                         205        0.0             15        0.0            230        0.1
     Allowance for losses                  13,428        1.2         13,368        1.3         13,253        1.3
     Unamortized premiums
         and discounts                       773         0.1          1,033        0.1            251        0.1
                                      ----------      ------     ----------     ------    -----------     ------
Net loans receivable                  $1,113,264         100%    $1,034,364        100%      $995,671        100%
                                      ==========      ======     ==========     ======    ===========     ======

                                                         1998                       1997
                                                         ----                       ----
Real estate loans:                               Amount         %          Amount          %
                                                 ------       -----        ------        -----
                                                             (Dollars in Thousands)
     Residential:
         Single family (1)                       677,011       81.3        581,021       81.7
         Multifamily (2)                          13,024        1.6         16,825        2.4
         FHA/VA                                    6,329        0.8          3,945        0.6
     Commercial                                   23,508        2.8         17,720        2.5
     Other (3)                                     6,005        0.7          4,787        0.7
                                                --------     ------       --------     ------
Total real estate loans                          725,877       87.2        624,298       87.9
Consumer loans (4)                               106,266       12.8         90,305       12.7
Deposit loans                                      2,665        0.3          3,076        0.4
Commercial loans                                  11,592        1.4          8,332        1.2
                                                --------     ------       --------     ------
Total loans receivable                           846,400      101.7        726,011      102.2
Less:
     Loans in process                                 47        0.1             78        0.1
     Allowance for losses                         13,233        1.5         14,266        2.0
     Unamortized premiums and discounts              372        0.1            799        0.1
                                                --------     ------       --------     ------
Net loans receivable                            $832,758        100%      $710,868        100%
                                                ========     ======       ========     ======

(1)   Includes first mortgages secured by one to four unit residences.
(2)   Includes short-term construction loans to developers.
(3)   Loans for purchase and development of land.
(4) Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of loans in each category to total loans at June 30.

                                   2001         2000         1999         1998          1997
                                   ----         ----         ----         ----          ----
Single Family loans                 75.5%        75.9%        77.7%        80.7%         80.6%
Commercial & Multifamily loans       9.1          8.0          6.9          5.0           5.4
Consumer loans                      12.0         12.8         13.1         12.9          12.9
Commercial loans                     3.4          3.3          2.3          1.4           1.1
                                  ------       ------       ------       ------        ------
Total Loans                        100.0%       100.0%       100.0%       100.0%        100.0%
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

Amounts Due in                     Real Estate       Commercial
Years Ending June 30,               Loans (1)           Loans
---------------------              -----------       ----------
                                             (In Thousands)
2002                                 $  8,559          $13,261
2002 - 2006                            26,996           15,649
2007 and thereafter                   918,923           10,369
                                     --------          -------
Gross loans receivable (2)           $954,478          $39,279
                                     ========          =======

(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2) Variable rate and ARM loans represent approximately 72.3% of gross loans receivable at June 30, 2001. Of the $971.9 million principal amount of loans maturing after June 30, 2002, loans with an aggregate principal amount of $337.3 million have fixed interest rates and loans with an aggregate principal amount of $634.6 million have variable or adjustable interest rates.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. During fiscal 2001 and fiscal 2000, borrowers were refinancing their mortgage loans in order to take advantage of the lower market rates, as was the case in the early 1990's.

                     ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally-insured savings bank, Parkvale has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2001, the majority of loans in Parkvale's portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan area. However, 50.0% and 48.2% of Parkvale's total mortgage loan portfolio at June 30, 2001 and 2000, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Colorado, Michigan, Illinois, and Washington. The increase in loans secured by out-of- state properties is due to the loan purchases of $202.2 million, which amounted to 66.8% of Parkvale's total origination and purchases for fiscal 2001 as compared to loan purchases of $85.5 million, or 47.9% of total originations in fiscal 2000 . See further discussion below.

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

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 2001, 2000 and 1999 were $126.0 million, $133.7 million and $134.8 million, respectively. Mortgage originations have increased during fiscal 2001, while commercial and consumer demand have decreased.

LOAN PURCHASES. The asset/liability strategy of owning ARM loans to remain flexible in a volatile interest rate environment was evident during fiscal 2001 as Parkvale increased loan purchases to $202.2 million from $85.5 million in fiscal 2000. In fiscal 2001, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

         RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 89.5%, 78.7% and 83.6% of total mortgage loan originations and purchases in fiscal 2001, 2000 and 1999, respectively. At June 30, 2001, 72.3% of Parkvale's total residential loan portfolio was represented by ARMs. ARM loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets.

         COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages increased from $54.5 million at June 30, 2000 to $55.9 million at June 30, 2001. Commercial loans offer more attractive yields than residential real estate loans, but are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Pittsburgh area, which traditionally has not experienced the dramatic real estate price increases and decreases which have occurred in certain other geographic areas.

         CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, home improvement loans, charge card, automobile and sub-prime loans. Total consumer loans outstanding at June 30, 2001 increased by 0.8% to $132.6 million from $131.5 million at June 30, 2000. Parkvale has been granting home equity lines of credit at up to 120% of collateral value at competitive introductory rates. Of an aggregate $37.4 million in outstanding lines of credit at June 30, 2001, $2.6 million have a loan to value ratio greater than 100% and $9.3 million have a loan to value ratio ranging from 81% to 100%. These loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans.

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

Parkvale offers Visa and Visa Gold cards through the Independent Bankers Association of America. There are no annual fees charged on Visa accounts. Credit card balances outstanding totalled $3.1 million, $3.4 million and $4.2 million at June 30, 2001, 2000 and 1999, respectively. The balance decreased in fiscal 2001 is primarily due to an increased demand for tax deductible home equity lines of credit.

Parkvale offers subprime loans through a subsidiary, PV Financial Service, Inc. The portfolio balance was $9.7 million at June 30, 2001 and $9.8 million at June 30, 2000. This portfolio has generated $1.4 million of secured loans during fiscal 2001 and $4.2 million during fiscal 2000.

         COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $38.3 million and $34.3 million at June 30, 2001 and 2000, respectively. The increased loans in fiscal 2001 were the result of additional resources dedicated toward small business lending in the greater Pittsburgh area.

         LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others increased from $3.4 million at June 30, 2000 to $7.8 million at June 30, 2001. This increase from fiscal 2000 to fiscal 2001 is a result of a commercial loan participation in which Parkvale is the lead servicing bank. There have been no mortgage loan securitizations or sale transactions since fiscal 1991, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the servicer of these loans depending on the terms of the specific program.

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

Net deferred loan origination fees were $800,000, $1.0 million and $300,000 at June 30, 2001, 2000 and 1999, respectively. The increased balance in fiscal 1999 and 2000 reflects the fees deferred related to the higher level of commercial real estate and commercial loans with deferred fees.


         NONPERFORMING LOANS AND FORECLOSED REAL ESTATE


The following table sets forth information regarding Parkvale's nonaccrual loans and foreclosed real estate at June 30.

                                              2001          2000         1999         1998         1997
                                              ----          ----         ----         ----         ----
                                                                   (In Thousands)
Nonaccrual Loans:
     Mortgage                                 $1,143       $2,098       $1,982       $2,366       $2,489
     Commercial                                  516          244           78           --           --
                                              ------       ------       ------       ------       ------
Total nonaccrual loans                        $1,659       $2,342       $2,160       $2,366       $2,489
                                              ======       ======       ======       ======       ======
Total nonaccrual loans
     as a percent of total loans               0.15%        0.22%        0.21%        0.27%        0.34%
Total foreclosed real estate, net             $3,762       $1,442       $1,106       $2,362        $165
Total amount of nonaccrual
      loans and foreclosed real estate        $5,421       $3,784       $3,266       $4,728       $2,654
Total nonaccrual loans and
     foreclosed real estate as a
     percent of total assets                    0.39%        0.30%        0.27%        0.43%        0.27%

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

Assets classified as substandard/nonaccrual or foreclosed real estate in excess of $250,000, net of reserves, at June 30, 2001 consist of one commercial property. Parkvale has foreclosed real estate due to a 1998 foreclosure on office buildings previously owned by 200 Meyran Associates. The office building remaining in foreclosed real estate at June 30, 2001 is in the process of renovations to permit marketing of the property during fiscal 2002. No other nonperforming asset exceeded $250,000 at June 30, 2001.

As of June 30, 2001, $208,000 or 12.6% of the nonaccrual mortgage loans totaling $1.7 million were purchased from others, which were secured by 5 single family properties.

        ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the years ended June 30:

                                                 2001        2000         1999         1998         1997
                                               -------      -------      -------      -------      -------
                                                                   (In Thousands)
Beginning balance                              $13,368      $13,253      $13,223      $14,266      $13,990
Provision for loan losses                          320          236          196          150           29
Loans recovered:       Consumer                    188           31          119           55           56
                       Mortgage                     57          105           --           53           60
                                               -------      -------      -------      -------      -------
                       Total recoveries            245          136          119          108          116
Loans charged-off: Consumer                       (421)        (239)        (285)        (391)        (227)
                       Commercial                   --         (13)           --           --           --
                       Mortgage                    (84)         (5)           --       (1,015)         (12)
                                               -------      -------      -------      -------      -------
                       Total charge-offs          (505)        (257)        (285)      (1,406)        (239)
                                               -------      -------      -------      -------      -------
Net recoveries (charge-offs)                      (260)        (121)        (166)      (1,298)        (123)
                                               -------      -------      -------      -------      -------

Ending balance                                 $13,428      $13,368      $13,253      $13,223      $14,266
                                               =======      =======      =======      =======      =======

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

The allowance for loan loss was $13.4 million at June 30, 2001 and June 30, 2000 or 1.19% and 1.27% of gross loans at June 30, 2000 and June 30 2001, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The allowance for loan loss is continually monitored by management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses.

            INVESTMENT ACTIVITIES

Investment decisions are made by authorized officers including the Chief Executive Officer or the Chief Financial Officer of Parkvale in accordance with policies established by Parkvale's Board of Directors.

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

                                             2001              2000             1999
                                           --------          --------         --------
                                                          (In Thousands)
Federal funds sold                         $ 97,000          $ 55,600         $ 64,042
U.S. Government and agency obligations        8,609            18,610           18,610
Municipal Obligations                         5,682             5,385            6,055
Corporate debt                               90,217            57,718           41,746
Mortgage backed securities                   16,515            19,850           26,407
Equity securities (at market value)          23,994            20,044           22,313
                                           --------          --------         --------
     Total investment portfolio            $242,017          $177,207         $179,173
                                           ========          ========         ========

As part of its investment strategy, Parkvale invests in mortgage-backed securities, the majority of which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae securities are guaranteed by their respective agencies. At June 30, 2001, Parkvale had $16.5 million, or 1.7% of total assets invested in mortgage-backed securities, as compared to 1.6% and 2.2% at June 30, 2000 and 1999, respectively. At June 30, 2001, the mortgage-backed securities consisted of Freddie Mac ($4.0 million); GNMA ($2.0 million); Fannie Mae ($548,000); collateralized mortgage obligations, including REMIC's ($9.2 million) and private participation certificates ($740,000).

The following table shows Parkvale's mortgage-backed security activity during the years ended June 30.

                                                        2001             2000            1999
                                                        ----             ----            ----
                                                                    (In Thousands)
Mortgage-backed securities at beginning of year       $ 19,850          $26,407        $ 43,426
Purchases                                                   --            1,678              --
Principal repayments                                   (3,335)           (8,235)        (17,019)
Sales                                                       --               --              --
                                                      --------          -------        --------
Mortgage-backed securities at end of year             $ 16,515          $19,850        $ 26,407
                                                      ========          =======        ========

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2001 (in Thousands):


U.S. Treasury and U.S. Government agencies:        Carrying Balance       %
                                                   ----------------     -----
  Maturing within one year                             $     --            --
  Maturing within five years                              3,000          6.18
  Maturing within ten years                               5,609          6.53
States of the U.S. and political subdivisions:
  Maturing within one year                                  725          6.32
  Maturing within five years                              3,240          6.57
  Maturing within ten years                                 720          6.85
  Maturing after ten years                                  997          8.29
Other Corporate debt:
  Maturing within one year                               18,802          7.14
  Maturing within five years                             61,650          7.69
  Maturing within ten years                                  --            --
  Maturing after ten years                                9,765          8.49
Equity securities                                        23,994          4.19
Mortgage-backed securities                               16,515          6.25
                                                         ------          ----
  Total                                                $145,017          6.57
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

DEPOSITS

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 31 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the MAC system with twenty-nine ATMs currently operated by Parkvale.

Parkvale is generally competitive in the types of accounts and in the interest rates it offers on its deposit products, although it generally does not lead the market with respect to the level of interest rates offered. Parkvale intends to continue its efforts to attract deposits as a principal source of funds for supporting its lending activities because the cost of these funds generally is less than other borrowings. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, Parkvale intends to continue to promote longer term deposits to the extent possible in a manner consistent with its asset and liability management goals. This is apparent during fiscal 2001, due to the deposit increases that are attributable to certificate of deposit specials that ranged in terms from 25 to 36 months with rates ranging from 5.50% to 7.25%.


The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.

                                          2001                       2000                      1999
                                       ----------                 ----------                ----------
                                    Balance       %           Balance        %          Balance        %
                                  ----------    -----        ----------     -----      ----------    -----
                                                           (Dollars in Thousands)
Passbook accounts                 $  136,162     11.5%       $  137,579    12.7%       $  141,381     13.6%
Checking and
    money market accounts            208,991     17.7           170,585    15.8           158,420     15.3
Certificate accounts                 728,644     61.8           686,468    63.6           664,139     65.0
Jumbo certificates                    95,017      8.0            75,022     6.9            63,661      5.2
Accrued interest                      11,983      1.0            10,442     1.0             9,815      0.9
                                  ----------    -----        ----------     -----      ----------    -----
Total Savings Deposits            $1,180,797    100.0%       $1,080,096     100.0%     $1,037,416    100.0%
                                  ==========    =====        ==========     =====      ==========    =====

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

                                          2001                       2000                        1999
                                       ----------                 ----------                  ----------
                                          Average                    Average                   Average
                                    Balance        %           Balance       %            Balance        %
                                    ---------   -------       ---------   -------        ---------    -----
                                                            (Dollars in Thousands)
Passbook accounts                 $  134,221      2.08%      $  137,828     2.11%        $137,549      2.21%
Checking and
  money market accounts              175,480      1.14          164,781     1.12          151,056      1.21
Certificate accounts                 780,855      6.14          744,286     5.60          697,315      5.70
Accrued interest                      13,920        --            9,580       --            8,690        --
                                  ----------      ----       ----------     ----         --------      ----
                                  $1,104,476      4.77%      $1,056,475     4.39%        $994,610      4.68%
                                  ==========      ====       ==========     ====         ========      ====

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

Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania. Parkvale neither advertises for deposits outside of Pennsylvania nor utilizes the services of deposit brokers. An insignificant amount of Parkvale's deposits were held by nonresidents of Pennsylvania at June 30, 2001.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

                                                                     2001              2000            1999
                                                                   --------           -------         -------
                                                                                  (In Thousands)
Increase before interest credited                                  $ 70,599           $ 9,314         $54,286
Interest credited                                                    30,102            33,366          33,678
                                                                   --------           -------         -------
Net deposit increase                                               $100,701           $42,680         $87,964
                                                                   ========           =======         =======

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity. The following table reflects the makeup of Parkvale's deposit accounts at June 30, 2001, including the scheduled quarterly maturity of CD accounts.

                                                                    Amount         % of Total          Average
                                                                   in 000's         Deposits            Rates
                                                                   --------         --------            -----
Passbook and club accounts                                       $  136,162           11.50%             2.08%
    Checking and money market accounts                              208,991           17.70              1.14
                                                                 ----------          ------              ----
     Total non-certificate accounts                                 345,153           29.20              3.22
Certificate accounts maturing in quarter ending:
     September 30, 2001                                             108,234            9.17              4.77
     December 31, 2001                                               97,888            8.29              5.46
     March 31, 2002                                                  62,248            5.28              6.00
     June 30, 2002                                                   77,720            6.59              6.27
     September 30, 2002                                              63,861            5.41              5.87
     December 31, 2002                                               84,450            7.15              6.64
     March 31, 2003                                                  59,975            5.08              6.80
     June 30, 2003                                                   51,659            4.38              6.23
     September 30, 2003                                              52,373            4.44              6.61
     December 31, 2003                                               46,117            3.91              6.85
     March 31, 2004                                                   7,167            0.61              5.83
     June 30, 2004                                                   16,530            1.40              6.07
     Thereafter                                                      95,439            8.09              6.37
                                                                 ----------          ------              ----
Total certificate accounts                                          823,661           69.80              6.06
                                                                 ----------          ------              ----
     Accrued interest                                                11,983            1.00              0.00
                                                                 ----------          ------              ----
Total deposits                                                   $1,180,797          100.00%             4.77%
                                                                 ==========          ======              ====

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2000 which mature during the years ending June 30:

                                           2002         2003         2004      Thereafter      Total
                                           ----         ----         ----      ----------      -----
Certificates of deposit:                                       (In Thousands)
                 Under 4.00%             $174,172     $ 12,389     $  2,282      $   100     $188,943
                 4.00%to 5.99%             15,467       60,789       29,326       18,225      123,807
                      6.00% to 7.99%      156,449      186,769       90,579       77,113      510,911
                                         --------     --------     --------      -------     --------
Total certificates of deposits           $346,088     $259,947     $122,187      $95,438     $823,661
                                         ========     ========     ========      =======     ========


Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2000 are summarized as follows:

                                           (In Thousands)
     3 months or less                          $11,295
     Over 3 months through 6 months              9,801
     Over 6 months through 12 months            11,496
     Over 12 months                             62,425
                                                ------
              Total                            $95,017
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

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                                     2001              2000             1999
                                                     ----              ----             ----
                                                             (Dollars in Thousands)
Average balance outstanding                        $ 91,230           $58,152          $57,748
Maximum amount outstanding at any month-end
     during the period                             $116,137           $65,647          $60,667
Average interest rate                                 5.78%             5.67%            5.71%
Balance outstanding at June 30                     $116,134           $65,647          $60,659

The increase in the outstanding average balance from $58.2 million in 2000 to $91.2 million in 2001 is due to additional advances drawn on the FHLB during fiscal 2001. The increases related to new borrowings made at the during the first, second and third quarters fiscal of 2001 at rates ranging from 4.98% to 6.21% for advances with a stated maturity of 10 to 15 years, with conversion options after from five to seven years. Such borrowings were used to fund either loan purchases or loan originations.

YIELDS EARNED AND RATES PAID

The results of operations of Parkvale depend substantially on its net interest income, which is the largest component of Parkvale's net income. Net interest income is affected by the difference or spread between yields earned by Parkvale on its loan and investment portfolios and the rates of interest paid by Parkvale for its deposits and borrowings, as well as the relative amounts of its interest-earning assets and interest- bearing liabilities. The Federal Reserve has decreased rates by 275 basis points during the latter half of fiscal 2001. Such decreases are likely to adversely affect Parkvale's earnings during fiscal 2002 due to the high magnitude of changes in fewer than six months. The Federal Reserve could make additional rate changes in fiscal 2002.

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

                                                                  Year Ended June 30,
                                                          ----------------------------------
                                               2001 vs. 2000                          2000 vs. 1999
                                           -----------------------                -----------------------
                                                        Rate/                                    Rate/
                                     Rate     Volume   Volume   Total       Rate     Volume     Volume      Total
                                    ------    ------   ------   -----      -------   ------     ------      -----
                                                                (In Thousands)
Interest-earning assets:
     Loans                          $2,736    $3,743    $109    $6,688     $(1,014)   $ 6,787    $(129)    $ 5,644
     Federal funds sold                (42)    1,160     (19)    1,099         577     (2,752)    (311)     (2,486)
     Investments                       430     1,059      66     1,555         371      1,340       90       1,801
                                    ------    ------    ----    ------     -------    -------    -----     ------
         Total                       3,124     5,962     156     9,242         (66)     5,375     (350)      4,959
                                    ------    ------    ----    ------     -------    -------    -----     ------
Interest-bearing liabilities:
     Deposits                        4,015     2,107     177     6,299      (1,094)     2,784      (73)      1,617
     FHLB advances and debt             18     2,001      13     2,032         (59)       105       --          46
                                    ------    ------    ----    ------     -------    -------    -----     ------

         Total                       4,033     4,108     190     8,331      (1,153)     2,889      (73)      1,663
                                    ------    ------    ----    ------     -------    -------    -----     ------
Net change in net interest
     income (expense)               $ (909)   $1,854    $(34)   $  911     $ 1,087    $ 2,486    $(277)    $3,296
                                    ======    ======    ====    ======     =======    =======    =====     ======

SUBSIDIARIES

Pennsylvania law permits a Pennsylvania-chartered, federally-insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. Because Parkvale's subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2001, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.

Parkvale's wholly-owned subsidiaries include Parkvale Investment Corporation ("PIC"), Parkvale Mortgage Corporation ("PMC"), P.V. Financial Service Inc. ("PVFS") and Renaissance Corporation ("Renaissance"). The PIC was formed in fiscal 2000 as a Delaware Investment Corporation. PMC was acquired in 1986 and currently operates three offices originating residential mortgage loans for the Bank. For additional information regarding PMC, see "Lending Activities". PVFS was incorporated in 1972 and on July 1, 1997, PVFS began operating as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. At June 30, 2001, PVFS had net assets of $223,000 and $9.7 million of loans outstanding. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2001 is $83,000 in cash.

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

EMPLOYEES

As of June 30, 2001, Parkvale and its subsidiaries had 307 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

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

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and total risk-based capital equal to at least 8.0% of risk-weighted assets. Total capital includes both Tier I and Tier II (supplementary) capital, with Tier II capital limited to no more than the amount of Tier I capital. At June 30, 2001, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and total capital ratios of 6.5% and 11.8%, respectively.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Parkvale had a $9.7 million investment in stock of the FHLB of Pittsburgh at June 30, 2001 to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2001, the Bank had $116.1 million of outstanding advances from the FHLB of Pittsburgh.

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

PFC's income tax returns for calendar 1999 and 2000 has been filed with the IRS and are open to examination. However, PFC has not yet been advised by the IRS if an examination will be performed. All income tax returns for calendar 1998 and prior years have been either accepted as filed or settled with the IRS with such settlements not resulting in a significant charge to income.

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

ITEM 2. PROPERTIES

Parkvale presently conducts its business from its main office and 33 branch offices located in the Pittsburgh metropolitan area. Parkvale owns the building and land for 9 of its offices and leases its remaining 24 offices. Such leases expire through 2021. PMC leases facilities outside of Pennsylvania for three loan origination centers. At June 30, 2001, Parkvale's land, building and equipment had a net book value of $7.1 million.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

The information required herein is incorporated by reference from page 32 of the PFC's 2001 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 4 of PFC's 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 5 to 12 of PFC's 2001 Annual Report.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required herein is incorporated by reference from pages 5 to 12 of PFC's 2001 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 13 to 30 of PFC's 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 4 to 9 of the definitive proxy statement of the Corporation for the 2001 Annual Meeting of Stockholders, which is to be filed on September 14, 2001 (the "definitive proxy statement").

ITEM 11. EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from pages 9 to 14 of the definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is incorporated by reference from page 15 to 17 of the definitive proxy statement.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  DOCUMENTS FILED AS PART OF THIS REPORT

          (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                                                                                                        Page
                                                                                                        ----
         Consolidated Statements of Financial Condition at June 30, 2001 and 2000                         13

         Consolidated Statements of Operations for each of the three years
               in the period ended June 30, 2001.                                                         14

         Consolidated Statements of Cash Flows for each of the three years
               in the period ended June 30, 2001.                                                         15

         Consolidated Statements of Shareholders' Equity for each of the three years
               in the period ended June 30, 2001.                                                         16

         Notes to Consolidated Financial Statements                                                 17 to 30

         Report of Independent Auditors                                                                   31


          (2) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.

No. Exhibits                                                                                             Page
------------                                                                                         ----------
         3(a)   Articles of Incorporation                                                                  *

         3(b)   Bylaws                                                                                     &

         10(a)  Common Stock Certificate                                                                   *



         10(b)  1987 Stock Option Plan                                                                     @

         10(c)  1993 Key Employee Stock Compensation Program                                               x

         10(d)  1993 Directors' Stock Option Plan                                                          &

         10(e)  Consulting Agreement with Robert D. Pfischner                                              ~

         10(f)  Employment Agreement with Robert J. McCarthy, Jr.                                          #

         10(f)1 Change in Control Severance Agreement with Bruce C. Gilleylen.                             ##

         10(f)2 Change in Control Severance Agreement with Timothy G. Rubritz.                             ##

         10(g)  Employee Stock Ownership Plan                                                              &

         10(h)  Executive Deferred Compensation Plan                                                       &

         10(i)  Supplemental Employee Benefit Plan                                                         +

         13 Excerpts of the 2001 Annual Report to Shareholders filed herewith. Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission ("the SEC") only and is not deemed to be "filed" as part of this Form 10-K.

         22    Subsidiaries of Registrant                                                                 18

               Reference is made to Item 1.  Business - Subsidiaries for the required information

         23    Consent of Independent Auditors                                                           C-1

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

         ## Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 22, 2000.

         (B)   REPORTS ON FORM 8-K
               There was a report on Form 8-K filed on July 30, 2001. There were no reports Form 8-K filed during fiscal 2000.

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

                                               PARKVALE FINANCIAL CORPORATION

Date: September 13, 2001                       By: /s/ Robert J. McCarthy, Jr.
                                                  ---------------------------
                                                  Robert J. McCarthy, Jr.
                                                  Director, President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr.                      September 13, 2001
---------------------------                      ------------------
Robert J. McCarthy, Jr.,                                 Date
Director, President and
Chief Executive Officer

/s/ Timothy G. Rubritz                           September 13, 2001
---------------------------                      ------------------
Timothy G. Rubritz,                                      Date
Vice President - Treasurer
(Chief Financial & Accounting Officer)

/s/ Robert D. Pfischner                          September 13, 2001
---------------------------                      ------------------
Robert D. Pfischner, Chairman of the Board               Date

/s/ Fred P. Burger, Jr.                          September 13, 2001
---------------------------                      ------------------
Fred P. Burger, Jr., Director                            Date

/s/ Andrea F. Fitting                            September 13, 2001
---------------------------                      ------------------
Andrea F. Fitting, Director                              Date

/s/ Patrick J. Minnock                           September 13, 2001
---------------------------                      ------------------
Patrick J. Minnock, Director                             Date