Form 10-Q
period 2001-09-30
PARKVALE FINANCIAL CORP
filed 2001-10-29
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The closing sales price of the Registrant's Common Stock on October 24, 2001 was $22.58 per share. Number of shares of Common Stock outstanding as of October 24, 2001 was 5,667,277.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                                   Page
---------------------------------                                                   ----
Consolidated Statements of Financial Condition as of September 30, 2001 and
  June 30, 2001                                                                        3

Consolidated Statements of Operations for the three months
  ended September 30, 2001 and 2000                                                    4

Consolidated Statements of Cash Flows for the three months ended
  September 30, 2001 and 2000                                                        5-6

Consolidated Statements of Shareholders' Equity as of September 30, 2001               6

Notes to Unaudited Interim Consolidated Financial Statements                         7-8

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                             9-12

Part II - Other Information                                                           13

Signatures                                                                            13

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                                 SEPTEMBER 30,           June 30,
                                                      ASSETS                         2001                  2001
                                                                                 -------------         ----------
                                                                                 (unaudited)
Cash and noninterest earning deposits                                             $   16,832           $   18,208
Federal funds sold                                                                    84,000               97,000
Interest-earning deposits in other banks                                               9,306               12,351
Investment securities available for sale (cost of
  $15,489 at September 30 and $15,498 at June 30)                                     23,106               23,994
Investment securities held to maturity (fair value
  of $122,307 at September 30 and $121,371 at June 30)                               121,553              121,023
Loans, net of allowance of $13,434 at September 30
  and $13,428 at June 30                                                           1,123,521            1,113,264
Foreclosed real estate, net of allowance of $5 at
  September 30 and $18 at June 30                                                      4,407                3,762
Office properties and equipment, net                                                   7,102                7,116
Intangible assets and deferred charges                                                   239                  250
Prepaid expenses and other assets                                                     11,086               10,896
                                                                                  ----------           ----------
                                    Total Assets                                  $1,401,152           $1,407,864
                                                                                  ==========           ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Savings deposits                                                                  $1,180,596           $1,180,797
Advances from Federal Home Loan Bank                                                 111,131              116,134
Other Debt                                                                             3,164                3,182
Escrow for taxes and insurance                                                         4,211                8,087
Other liabilities                                                                      5,048                4,570
                                                                                  ----------           ----------
                                    Total Liabilities                              1,304,150            1,312,770
                                                                                  ----------           ----------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                                     --                   --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                                 6,735                6,735
Additional Paid in Capital                                                             4,347                4,347
Treasury Stock at cost (1,067,617 shares in
   September and in June)                                                            (19,725)             (19,725)
Accumulated Other Comprehensive Income                                                 4,836                5,396
Retained Earnings                                                                    100,809               98,341
                                                                                  ----------           ----------

                                    Total Shareholders' Equity                        97,002               95,094
                                                                                  ----------           ----------

                                    Total Liabilities and Shareholders' Equity    $1,401,152           $1,407,864
                                                                                  ==========           ==========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                             THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             2001          2000
                                                            -------      -------
Interest Income:                                                 (unaudited)
     Loans                                                  $20,412      $19,531
     Investments                                              2,425        2,014
     Federal funds sold                                         949        1,053
                                                            -------      -------
         Total interest income                               23,786       22,598
                                                            -------      -------

Interest Expense:
     Savings deposits                                        13,915       12,619
     Borrowings                                               1,672        1,025
                                                            -------      -------
         Total interest expense                              15,587       13,644
                                                            -------      -------

Net interest income                                           8,199        8,954
Provision for loan losses                                        52           89
                                                            -------      -------
Net interest income after
     provision for losses                                     8,147        8,865
                                                            -------      -------

Noninterest Income:
     Service charges on deposit accounts                        851          634
     Other fees and service charges                             237          186
     Gain on sale of assets                                     422           --
     Miscellaneous                                              421          183
                                                            -------      -------
         Total other income                                   1,931        1,003
                                                            -------      -------

Noninterest Expenses:
     Compensation and employee benefits                       2,709        2,614
     Office occupancy                                           839          737
     Marketing                                                  118          143
     FDIC insurance                                              52           55
     Office supplies, telephone, and postage                    318          327
     Miscellaneous                                              701          677
                                                            -------      -------
         Total other expenses                                 4,737        4,553
                                                            -------      -------

Income before income taxes                                    5,341        5,315
Income tax expense                                            1,854        1,870
                                                            -------      -------

Net income                                                  $ 3,487      $ 3,445
                                                            =======      =======

Net income per share:
     Basic                                                    $0.62        $0.60
     Diluted                                                  $0.61        $0.60
Dividends per share                                           $0.18        $0.18

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                        2001         2000
                                                                      --------    ---------
Cash flows from operating activities:                                     (unaudited)
     Interest received                                                $ 23,753    $ 22,002
     Loan fees received                                                     47         319
     Other fees and commissions received                                 1,466         972
     Interest paid                                                     (15,594)    (13,600)
     Cash paid to suppliers and others                                  (4,119)     (4,038)
     Income taxes paid                                                  (1,501)     (1,754)
                                                                      --------    --------

     Net cash provided by operating activities                           4,052       3,901

Cash flows from investing activities:
     Proceeds from sale of investment securities available for sale        504          --
     Proceeds from maturities of investments                            10,998       5,677
     Purchase of investment securities held to maturity                (11,994)     (2,299)
     Maturity of deposits in other banks                                 3,045       1,215
     Purchase of loans                                                 (69,533)    (39,781)
     Proceeds from sales of loans                                          444         266
     Principal collected on loans                                      110,373      55,205
     Loans made to customers, net of loans in process                  (51,960)    (31,688)
     Other                                                                (186)       (118)
                                                                      --------    --------

     Net cash used in investing activities                              (8,309)    (11,523)

Cash flows from financing activities:
     Net increase (decrease) in checking and savings accounts            7,269      (2,526)
     Net (decrease) increase in certificates of deposit                 (7,470)      3,871
     Proceeds from FHLB advances                                            --      10,500
     Repayment of FHLB advances                                         (5,003)         (3)
     Net decrease in other borrowings                                      (19)     (3,702)
     Decrease in borrowers' advances for tax & insurance                (3,876)     (4,304)
     Cash dividends paid                                                (1,020)     (1,029)
     Acquisition of treasury stock                                          --        (443)
                                                                      --------    --------

     Net cash (used in) provided by financing activities               (10,119)      2,364
                                                                      --------    --------

Net decrease in cash and cash equivalents                              (14,376)     (5,258)

     Cash and equivalents at beginning of period                       115,208      70,555
                                                                      --------    --------

     Cash and equivalents at end of period                            $100,832    $ 65,297
                                                                      ========    ========

Reconciliation of net income to net cash provided                                             THREE MONTHS ENDED
     by operating activities:                                                                    SEPTEMBER 30,
                                                                                           2001              2000
                                                                                           ----              ----
Net income                                                                                $3,487           $3,445
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                           213              181
     Accretion and amortization of loan fees and discounts                                    66             (78)
     Loan fees collected and deferred                                                         47              319
     Provision for loan losses                                                                52               89
     Gain on sale of  assets                                                               (422)              --
     Decrease (increase) in accrued interest receivable                                        7            (594)
     Increase (decrease) in other assets                                                     124              (2)
     (Increase) decrease in accrued interest payable                                         (7)               45
     Increase in other liabilities                                                           485              496
                                                                                          ------           ------
     Total adjustments                                                                       565              456
                                                                                          ------           ------

Net cash provided by operating activities                                                 $4,052           $3,901
                                                                                          ======           ======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $39 for the three months ended September 30, 2001 and $171 for the three months ended September 30, 2000.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                                                     Accumulated
                                                                                        Other                       Total
                                              Common        Paid-in     Treasury     Comprehensive  Retained     Shareholders'
                                               Stock        Capital      Stock          Income      Earnings        Equity
                                              --------      -------     --------     -------------  --------     -------------
Balance, June 30, 2001                         $6,735        $4,347    $(19,725)        $5,396      $ 98,341       $ 95,094

Net income, three months
  ended September 30, 2001                                                                             3,487          3,487

Unrealized security losses on
  available-for-sale securities of $292,
  net of reclassification adjustment for
  gains included in net income of $268                                                    (560)                        (560)
                                                                                                                   --------
   Comprehensive Income                                                                                               2,927

Dividends on common stock at
  $0.18 per share                                                                                     (1,020)        (1,020)


Balance, September 30, 2001                    $6,735        $4,347     $(19,725)       $4,836      $100,809       $ 97,002
                                               ======        ======     ========        ======      ========       ========

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1.  Statements of Operations

The statements of operations for the three months ended September 30, 2001 and 2000 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results which may be expected for fiscal 2002. The Annual Report on Form 10-K for the year ended June 30, 2001 contains additional information and should be read in conjunction with this report.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

                                                                                      2001               2000
                                                                                      ----               ----
Numerator for basic and diluted earnings per share:
     Net Income                                                                        $3,487             $3,445

Denominator:
     Weighted average shares for basic earnings per share                           5,667,277          5,700,135
     Effect of dilutive employee stock options                                         91,929             46,890
                                                                                    ---------          ---------
     Weighted average shares for dilutive earnings per share                        5,759,206          5,747,025
                                                                                    =========          =========

Net income per share:
     Basic                                                                              $0.62              $0.60
                                                                                        =====              =====
     Diluted                                                                            $0.61              $0.60
                                                                                        =====              =====

3.  Loans

Loans are summarized as follows:                                                      SEPTEMBER 30,           June 30,
                                                                                          2001                  2001
                                                                                      -------------           --------
Mortgage loans:
     Residential:
       1-4 Family                                                                        $852,490              $851,765
       Multifamily                                                                         23,027                24,602
     Commercial                                                                            61,033                54,958
     Other                                                                                 23,988                22,164
                                                                                       ----------            ----------
                                                                                          960,537               953,489
Consumer loans                                                                            137,209               132,580
Commercial business loans                                                                  37,500                39,336
Loans on savings accounts                                                                   2,220                 2,265
                                                                                       ----------            ----------
                                                                                        1,137,467             1,127,670
Less: Loans in process                                                                         77                   205
        Allowance for loan losses                                                          13,434                13,428
        Unamortized discount and deferred loan fees                                           435                   773
                                                                                       ----------            ----------
Loans, net                                                                             $1,123,521            $1,113,264
                                                                                       ==========            ==========

The following summary sets forth the activity in the allowance for loan losses for the three months ended September 30:

                                                                                           2001                   2000
                                                                                           ----                   ----
Beginning balance                                                                         $13,428               $13,368
Provision for losses - mortgage loans                                                          --                    --
Provision for losses - consumer loans                                                          52                    89
Loans recovered                                                                                22                    10
Loans charged off                                                                             (68)                  (38)
                                                                                          -------               -------
Ending balance                                                                            $13,434               $13,429
                                                                                          =======               =======

Nonaccrual loans & REO                                                                     $7,341                $3,698
     as a percent of total assets                                                            0.52%                 0.29%

Loans are placed on nonaccrual status when in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. Nonaccrual mortgage loans increased by $975,000 from the 2000 to the 2001 quarter. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $144 at September 30, 2001 and $124 at June 30, 2001.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment, however, the Bank had no loans classified as impaired as of September 30, 2001 and at September 30, 2000. Impaired assets include $4,407 of foreclosed real estate as September 30, 2001, which is recorded at the lower of acquisition costs or fair value.

4.  Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the three months ended September 30, 2001 and 2000, total comprehensive income amounted to $2,927 and $4,520, respectively.

5. Statement of Financial Accounting Standards No. 141,

Accounting for Business Combinations, which establishes standards for business combinations initiated after June 30, 2001. The new standard requires use of the purchase method and eliminates the use of the pooling-of-interest method of accounting for business combinations. The standard also provides new criteria to determine whether an acquired intangible should be recognized separately from goodwill. Concurrently, the FASB has issued FAS 142, Accounting for Goodwill and Other Intangible Assets, which establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. This statement will be effective for existing goodwill and intangible assets, and for goodwill and intangible assets acquired after June 30, 2001. Parkvale has immaterial amounts of existing intangible assets and goodwill at June 30, 2001.

6. Pending Acquisition

On July 30, 2001, Parkvale entered into a definitive agreement to purchase the $196 million asset Fayette County based Second National Bank of Masontown. Upon completion of the acquisition, Parkvale Financial Corporation will have approximately $1.6 billion in total assets and a total of 38 branches. The agreement provides the shareholders of Second National will receive $92.00 per share in cash. The acquisition, which will be accounted for as a purchase, is expected to close in March of 2002. The transition has been approved by the boards of directors of both companies and is subject to approval by bank regulatory authorities and Second National's shareholders. The acquisition is valued at $36.8 million. This reflects 150% of Second National's book value at June 30, 2001 and 15 times Second National's last 12-month earnings.

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


              (Dollar amounts in thousands, except per share data)

Balance Sheet Data:                                             SEPTEMBER 30,
                                                            2001              2000
                                                          ----------        ---------
Total assets                                              $1,401,152        $1,258,410
Loans, net                                                 1,123,521         1,049,588
Interest-earning deposits and federal funds sold              93,306            54,146
Total investments                                            144,659           120,108
Savings deposits                                           1,180,596         1,081,441
FHLB advances and other debt                                 111,131            80,261
Shareholders' equity                                          97,002            87,318
Book value per share                                          $17.12            $15.36

Statistical Profile:

                                                                  THREE MONTHS ENDED
                                                                  SEPTEMBER 30, (1)
                                                                2001             2000
                                                               ------           ------
Average yield earned on all
   interest-earning assets                                     6.94%            7.44%
Average rate paid on all
   interest-bearing liabilities                                4.82%            4.75%
Average interest rate spread                                   2.12%            2.69%
Net yield on average
   interest-earning assets                                     2.39%            2.95%
Other expenses to average assets                               1.35%            1.46%
Taxes to pre-tax income                                       34.71%           35.18%
Return on average assets                                       0.99%            1.10%
Return on average equity                                      15.19%           16.64%
Average equity to average total assets                         6.54%            6.63%

                                                                   AT SEPTEMBER 30,
                                                                2001             2000
                                                               ------           ------
One year gap to total assets                                   0.93%            7.35%
Intangibles to total equity                                    0.25%            0.33%
Capital to assets ratio                                        6.92%            6.94%
Ratio of nonperforming assets to total assets                  0.52%            0.29%
Number of full-service offices                                   33               31


(1) The applicable income and expense figures have been annualized in calculating the percentages.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

For the three months ended September 30, 2001, Parkvale reported net income of $3.5 million or $0.62 per diluted share, up 1.8% on a per share basis, from net income of $3.4 million or $0.60 per diluted share for the quarter ended September 30, 2000. The $42,000 increase in net income for the September 2001 quarter reflects an decrease in net interest income of $755,000 offset by an increase in noninterest income of $928,000. Net interest income decreased to $8.3 million from $9.0 million for the quarter ended September 30, 2000. This decrease is a direct result of the 400 basis point decrease in Federal Funds over the past nine months. Parkvale has traditionally targeted $100 million in Federal Funds as its hedge against rising rates and we have been unable to drop deposit liability rates as quickly as the Federal Reserve has dropped rates. In addition, $303 million of deposit accounts earned an average rate of 1.5% prior to the rate decreases that began in January 2001. A slightly asset sensitive balance sheet also contributed to the compression of net interest income. Return on average equity increased to 15.19% for the September 2001 quarter compared to 16.64% for the September 2000 quarter.

INTEREST INCOME:

Parkvale had interest income of $23.8 million during the three months ended September 30, 2001 versus $22.6 million during the comparable period in 2000. The $1.2 million increase is the result of a $155.5 million or 12.8% increase in the average balance of interest-earning assets, offset by a 50 basis point decrease in the average yield from 7.44% in 2000 to 6.94% in 2001. Interest income from loans increased $881,000 or 4.5% resulting from an increase in the average outstanding loan balances of $87.6 million or 8.5%, offset by a 28 basis point decrease in the average yield from 7.60% in 2000 to 7.32% in 2001. Investment interest income increased by $411,000 or 20.4% due to an increase of $24.2 million or 19.6% in the average balance and by 3 basis point increase in the average yield from 6.54% in 2000 to 6.57% in 2001. Interest income earned on federal funds sold decreased $104,000 or 9.9% from the 2000 quarter due to a 310 basis point decrease in the average yield from 6.64% in 2000 to 3.54% in 2001. This decrease was mitigated, somewhat, by an increase in the average balance of $43.8 million or 69.1%. The weighted average yield on all interest earning assets was 7.02 % at September 30, 2001 and 7.51% at September 30, 2000.

INTEREST EXPENSE:

Interest expense increased $1.9 million or 14.2% from the 2000 to the 2001 quarter. The increase was due to an increase in the average deposits and borrowings of $145.7 million and a 7 basis point increase in the average rate paid on deposits and borrowings from 4.75% in 2000 to 4.82% in 2001. The rates paid in the September 2001 quarter reflects a 4 basis point decrease from the 4.86% paid in the June 2001 quarter. At September 30, 2001, the average rate payable on liabilities was 4.62% for deposits, 5.59% for borrowings and 4.71% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. Parkvale's provision for loan losses decreased by $37,000 from the 2000 to the 2001 quarter. Aggregate valuation allowances were 1.18% and 1.19% of gross loans at September 30, 2001 and June 30, 2001, respectively.

Nonperforming loans and real estate owned were $7.3 million, $5.4 million and $3.7 million at September 30, 2001, June 30, 2001 and September 30, 2000, representing 0.52%, 0.39% and 0.29% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2001 were $13.4 million.

The allowance for loan loss is continually monitored by management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses at September 30, 2001.

OTHER INCOME:

Total other income increased by $928,000 or 92.5% in 2001 due partially due to a gain on sale of assets of $422,000. Other income absent this gain increased $506,000 or 50.5% due to an increase on service fees on all types of deposit and loan products and an increase from investment service fee income on nondeposit investment products offered directly to customers through an operating division, Parkvale Financial Services.

OTHER EXPENSE:

Total other expense increased by $184,000 or 4.0% for the three months ended September 30, 2001. This increase is due principally to increases in compensation and office occupancy of $95,000 and $102,000, or 3.6% and 13.8%, respectively. Compensation has risen slightly over the prior year due mainly to an increase in full-time equivalents relating to new offices and products and merit increases. Office occupancy has increased due to two branch offices that have been opened since September of 2000. Annualized noninterest expense as a percentage of average assets were 1.35% for the quarter ended September 30, 2001 as compared to 1.46% for the quarter ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold decreased $13.0 million or 13.4% from June 30, 2001 to September 30, 2001 due mainly to funds being invested in higher-yielding adjustable rate mortgages. Investment securities held to maturity increased $530,000 or 0.4% from June 30, 2001 to September 30, 2001. Escrow for taxes and insurance decreased by $3.9 million or 47.9% as a result of the remittance of property taxes to the various taxing districts during the quarter.

Shareholders' equity was $96.1 million or 6.9% of total assets at September 30, 2001. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2001, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.51% and 11.96%, respectively.

The regulatory capital ratios for Parkvale Bank at September 30, 2001 are calculated as follows:

                                                                        Tier I            Tier I           Tier II
                                                                         Core           Risk-Based       Risk-Based
                                                                        Capital          Capital           Capital
                                                                        -------         ----------       ----------
Equity Capital (1)                                                       $96,054          $96,054           $96,054
Less non-allowable intangible assets                                        (239)            (239)             (239)
Less unrealized securities gains                                          (4,466)          (4,466)           (4,466)
Plus general valuation allowances (2)                                         --               --            11,058
Plus allowable unrealized holding gains (3)                                   --               --             3,165
                                                                      ----------         --------          --------
   Total regulatory capital                                               91,349           91,349           105,572
Minimum required capital                                                  56,090           35,302            70,604
                                                                      ----------         --------          --------
   Excess regulatory capital                                             $35,259          $56,047           $34,968
   Adjusted total assets                                              $1,402,261         $882,545          $882,545

Regulatory capital as a percentage                                          6.51%           10.35%            11.96%
Minimum capital required as a percentage                                    4.00%            4.00%             8.00%
                                                                      ----------         --------          --------
Excess regulatory capital as a percentage                                   2.51%            6.35%             3.96%
                                                                      ==========         ========        ==========
Well capitalized requirement                                                5.00%            6.00%            10.00%
                                                                      ==========         ========        ==========

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2001.

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

Item 1.  Legal Proceedings                                         None

Item 2.  Changes in Securities                                     None

Item 3.  Defaults Upon Senior Securities                           N/A

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 2001 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 25, 2001. Of 5,667,277 shares eligible to vote, 86.8% or 4,917,295 were voted by proxy.

(b) The shareholders voted to elect the two nominees for directors, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Robert J. McCarthy, Jr. as director were 4,755,029 shares in favor and 162,266 shares withheld. The results for the re-election of Patrick J. Minnock as director were 4,898,252 shares in favor and 36,982 shares withheld.

(c) The recommendation by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 4,868,133 shares in favor, 11,067 shares against and 7,976 shares abstaining.

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

                                             Parkvale Financial Corporation

DATE: October 29, 2001                       By: /s/ Robert J. McCarthy, Jr.
      --------------------                      ----------------------------
                                                 Robert J. McCarthy, Jr.
                                                 President and
                                                 Chief Executive Officer

DATE: October 29, 2001                       By: /s/ Timothy G. Rubritz
      -------------------                       -----------------------------
                                                 Timothy G. Rubritz
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer