Form 10-Q
period 2001-12-31
PARKVALE FINANCIAL CORP
filed 2002-01-30
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                           COMMISSION FILE NO: 0-17411

                         PARKVALE FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        PENNSYLVANIA                                           25-1556590
   ----------------------                                 ---------------------
  (State of incorporation)                                   (I.R.S. Employer
                                                          Identification Number)


           4220 William Penn Highway, Monroeville, Pennsylvania 15146
           ----------------------------------------------------------
               (Address of principal executive offices; zip code)

       Registrant's telephone number, including area code: (412) 373-7200
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock ($1.00 par value)
                         ------------------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes X    No
                 ---   ---
The closing sales price of the Registrant's Common Stock on January 28, 2002 was $22.02 per share.

Number of shares of Common Stock outstanding as of January 28, 2002 was 5,667,577.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                                    Page
---------------------------------                                                    ----
Consolidated Statements of Financial Condition as of December 31, 2001 and
  June 30, 2001                                                                         3

Consolidated Statements of Operations for the Three and Six
  Months ended December 31, 2001 and 2000                                               4

Consolidated Statements of Cash Flows for the Six Months ended
  December 31, 2001 and 2000                                                          5-6

Consolidated Statement of Shareholders' Equity as of December 31, 2001                  6

Notes to Unaudited Interim Consolidated Financial Statements                          7-8

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                             9 -14

Part II - Other Information                                                            15

Signatures                                                                             15

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                                          DECEMBER 31,            June 30,
      ASSETS                                                                                  2001                  2001
                                                                                          ------------          -----------
                                                                                                    (Unaudited)
Cash and noninterest-earning deposits                                                      $   19,435            $   18,208
Federal funds sold                                                                            130,000                97,000
Interest-earning deposits in other banks                                                       22,710                12,351
Investment securities available for sale (cost of
  $15,478 at December 31 and $15,498 at June 30)                                               22,479                23,994
Investment securities held to maturity (fair value
  of $121,339 at December 31 and $121,371 at June 30)                                         120,152               121,023
Loans, net of allowance of $13,431 at December 31
  and $13,428 at June 30                                                                    1,071,422             1,113,264
Foreclosed real estate, net of allowance of $5 at
  December 31 and $18 at June 30                                                                5,904                 3,762
Office properties and equipment, net                                                            6,930                 7,116
Intangible assets and deferred charges                                                            227                   250
Prepaid expenses and other assets                                                              10,397                10,896
                                                                                           ----------            ----------
                                      Total Assets                                         $1,409,656            $1,407,864
                                                                                           ==========            ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                                                                           $1,184,796            $1,180,797
Advances from Federal Home Loan Bank                                                          111,127               116,134
Other Debt                                                                                      2,966                 3,182
Escrow for taxes and insurance                                                                  6,410                 8,087
Other liabilities                                                                               5,387                 4,570
                                                                                           ----------            ----------
                                      Total Liabilities                                     1,310,686             1,312,770
                                                                                           ----------            ----------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                                              --                    --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                                          6,735                 6,735
Additional Paid in Capital                                                                      4,339                 4,347
Treasury Stock at cost (1,067,317 shares in December;
  1,067,617 shares in June)                                                                   (19,721)              (19,725)
Accumulated other comprehensive income                                                          4,446                 5,396
Retained earnings                                                                             103,171                98,341
                                                                                           ----------            ----------

                                      Total Shareholders' Equity                               98,970                95,094
                                                                                           ----------            ----------

                                      Total Liabilities and Shareholders' Equity           $1,409,656            $1,407,864
                                                                                           ==========            ==========


                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        DECEMBER 31,                  DECEMBER 31,
                                                     2001           2000           2001           2000
                                                   -------        -------        -------        -------
Interest income:                                         (Unaudited)                  (Unaudited)
     Loans                                         $19,598        $20,215        $40,010        $39,746
     Investments                                     2,364          2,101          4,789          4,115
     Federal funds sold                                562            969          1,511          2,022
                                                   -------        -------        -------        -------
              Total interest income                 22,524         23,285         46,310         45,883
                                                   -------        -------        -------        -------

Interest expense:
     Savings deposits                               13,214         13,085         27,129         25,704
     Borrowings                                      1,626          1,232          3,298          2,257
                                                   -------        -------        -------        -------
              Total interest expense                14,840         14,317         30,427         27,961
                                                   -------        -------        -------        -------

Net interest income                                  7,684          8,968         15,883         17,922
Provision for loan losses                               56             67            108            156
                                                   -------        -------        -------        -------
     Net interest income after
     provision for losses                            7,628          8,901         15,775         17,766
                                                   -------        -------        -------        -------

Noninterest Income:
     Service charges on deposit accounts               881            645          1,732          1,279
     Other fees and service charges                    274            208            511            394
     Gain on sale of assets                            795             --          1,217             --
     Miscellaneous                                     313            235            734            418
                                                   -------        -------        -------        -------
              Total other income                     2,263          1,088          4,194          2,091
                                                   -------        -------        -------        -------

Noninterest Expenses:
     Compensation and employee benefits              2,639          2,685          5,348          5,299
     Office occupancy                                  810            757          1,649          1,494
     Marketing                                         143            104            261            247
     FDIC insurance                                     54             54            106            109
     Office supplies, telephone and postage            303            354            621            681
     Miscellaneous                                     764            674          1,465          1,351
                                                   -------        -------        -------        -------
              Total other expenses                   4,713          4,628          9,450          9,181
                                                   -------        -------        -------        -------

Income before income taxes                           5,178          5,361         10,519         10,676
Income tax expense                                   1,794          1,877          3,648          3,747
                                                   -------        -------        -------        -------

Net income                                         $ 3,384        $ 3,484        $ 6,871        $ 6,929
                                                   =======        =======        =======        =======

Net income per share:
     Basic                                           $0.60          $0.62          $1.21          $1.22
     Diluted                                         $0.59          $0.61          $1.20          $1.21

                         Parkvale Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For Six Months Ended December 31, 2001 and 2000
                          (Dollar amounts in thousands)

                                                                                2001               2000
                                                                             ---------           ---------
Cash flows from operating activities:                                                 (Unaudited)
     Interest received                                                       $  47,302           $  45,269
     Loan fees received                                                            413                 558
     Other fees and commissions received                                         2,891               2,029
     Interest paid                                                             (30,495)            (27,881)
     Cash paid to suppliers and others                                          (7,642)             (8,013)
     Income taxes paid                                                          (3,700)             (3,554)
                                                                             ---------           ---------

     Net cash provided by operating activities                                   8,769               8,408

Cash flows from investing activities:
     Proceeds from sale of investment securities available for sale              1,311                  --
     Proceeds from maturities of investments                                    13,335               9,998
     Purchase of investment securities held to maturity                        (13,561)            (16,894)
     Maturity of deposits in other banks                                       (10,360)               (356)
     Purchase of loans                                                        (132,276)            (78,410)
     Proceeds from sales of loans                                                1,994               1,301
     Principal collected on loans                                              271,826              99,141
     Loans made to customers, net of loans in process                         (101,636)            (57,841)
     Other                                                                        (218)               (426)
                                                                             ---------           ---------

     Net cash used in investing activities                                      30,415             (43,487)

Cash flows from financing activities:
     Net increase in checking and savings accounts                              19,796               1,123
     Net (decrease) increase in certificates of deposit                        (15,797)             18,366
     Proceeds from FHLB advances                                                    --              25,500
     Repayment of FHLB advances                                                 (5,007)                 (6)
     Net decrease in other borrowings                                             (216)             (3,988)
     Decrease in borrowers' advances for taxes and insurance                    (1,677)             (1,459)
     Cash dividends paid                                                        (2,041)             (2,053)
     Acquisition of treasury stock                                                 (15)               (541)
                                                                             ---------           ---------

     Net cash provided by financing activities                                  (4,957)             36,942
                                                                             ---------           ---------

Net increase in cash and cash equivalents                                       34,227               1,863

     Cash and cash equivalents at beginning of period                          115,208              70,555
                                                                             ---------           ---------

     Cash and cash equivalents at end of period                              $ 149,435           $  72,418
                                                                             =========           =========

Reconciliation of net income to net cash provided                        SIX MONTHS ENDED
     by operating activities:                                              DECEMBER 31,
                                                                     2001               2000
                                                                    -------           -------
Net income                                                          $ 6,871           $ 6,929
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                      428               368
     Accretion and amortization of loan fees and discounts              294              (206)
     Loan fees collected and deferred                                   413               558
     Provision for loan losses                                          108               156
     Gain on sale of assets                                          (1,217)               --
     Decrease (increase) in accrued interest receivable                 932              (542)
     Increase (decrease) in other assets                                113              (371)
     (Increase) decrease in accrued interest payable                    (68)               80
     Increase in other liabilities                                      895             1,436
                                                                    -------           -------
     Total adjustments                                                1,898             1,479
                                                                    -------           -------

Net cash provided by operating activities                           $ 8,769           $ 8,408
                                                                    =======           =======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $684 for the six months ended December 31, 2001 and $230 for the six months ended December 31, 2000.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                             Accumulated
                                                                                Other                        Total
                                      Common       Paid-in    Treasury      Comprehensive     Retained   Shareholders'
                                       Stock       Capital      Stock           Income        Earnings       Equity
                                      ------       -------    --------      -------------     ---------  -------------
Balance, June 30, 2001                 $6,735       $4,347    $(19,725)         $5,396          $98,341       $95,094

Net income, six months
  ended December 31, 2001                                                                          6,871        6,871

Unrealized security losses on
  available-for-sale securities of
  $155, net of reclassification
  adjustment for gains included in
  net income of $795                                                              (950)                          (950)

   Comprehensive Income                                                                                         5,921

Dividends on common stock at
  $0.36 per share                                                                                 (2,041)      (2,041)

Purchase of Treasury Stock                                         (15)                                           (15)

Exercise of Stock Options                               (8)         19                                             11
                                       ------       ------    ---------          ------         --------      -------
Balance, December 31, 2001             $6,735       $4,339    $(19,721)          $4,446         $103,171      $98,970
                                       ======       ======    =========          ======         ========      =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1.  Statements of Operations

The statements of operations for the three and six months ended December 31, 2001 and 2000 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results which may be expected for fiscal 2002. The Annual Report on Form 10-K for the year ended June 30, 2001 contains additional information and should be read in conjunction with this report.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31:

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              DECEMBER 31,                        DECEMBER 31,
                                                         2001              2000             2001               2000
                                                      ----------        ----------        ----------        ----------
Numerator for basic and diluted
  earnings per share:
     Net income                                           $3,384            $3,484            $6,871            $6,929
Denominator:
     Weighted average shares
         for basic earnings per share                  5,667,244         5,685,455         5,667,261         5,692,795
     Effect of dilutive employee stock options            71,730            67,200            81,830            57,045
                                                      ----------        ----------        ----------        ----------
     Weighted average shares for
         dilutive earnings per share                   5,738,974         5,752,655         5,749,090         5,749,840
                                                      ==========        ==========        ==========        ==========
Net income per share:
          Basic                                            $0.60             $0.62             $1.21             $1.22
                                                           =====             =====             =====             =====
          Diluted                                          $0.59             $0.61             $1.20             $1.21
                                                           =====             =====             =====             =====


3.  Loans

Loans are summarized as follows:                         DECEMBER 31,        June 30,
Mortgage loans:                                              2001              2001
                                                         ------------       ----------
    Residential:
       1-4 Family                                           $801,173          $851,765
       Multifamily                                            19,740            24,602
     Commercial                                               54,063            54,958
     Other                                                    33,100            22,164
                                                          ----------        ----------
                                                             908,076           953,489
Consumer loans                                               135,757           132,580
Commercial business loans                                     39,142            39,336
Loans on savings accounts                                      2,126             2,265
                                                          ----------        ----------
                                                           1,085,101         1,127,670
Less: Loans in process                                            10               205
       Allowance for loan losses                              13,431            13,428
       Unamortized discount and deferred loan fees               239               773
                                                          ----------        ----------
Loans, net                                                $1,071,422        $1,113,264
                                                          ==========        ==========

The following summarizes the activity in the allowance for loan losses for the six months ended December 31:

                                                                2001                  2000
                                                               -------               -------
Beginning balance                                              $13,428               $13,368
Provision for losses - mortgage loans                                1                    39
Provision for losses - consumer loans                              107                    97
Provision for losses - commercial loans                            --                     20
Loans recovered                                                     55                   171
Loans charged off                                                 (160)                 (198)
                                                               -------               -------
Ending balance                                                 $13,431               $13,497
                                                               =======               =======

4.  Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the six months ended December 31, 2001 and 2000, total comprehensive income amounted to $5,921 and $9,112, respectively.

5. Statement of Financial Accounting Standards No. 141,

Accounting for Business Combinations, which establishes standards for business combinations initiated after June 30, 2001. The new standard requires use of the purchase method and eliminates the use of the pooling-of-interest method of accounting for business combinations. The standard also provides new criteria to determine whether an acquired intangible should be recognized separately from goodwill. Concurrently, the FASB has issued FAS 142, Accounting for Goodwill and Other Intangible Assets, which establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. This statement will be effective for existing goodwill and intangible assets, and for goodwill and intangible assets acquired after June 30, 2001. Parkvale had immaterial amounts of existing intangible assets and goodwill at June 30, 2001.

6. Pending Acquisition

On July 30, 2001, Parkvale Financial Corporation entered into a definitive agreement to purchase the Second National Bank of Masontown ("SNB") based in Fayette County. The acquisition is scheduled for completion on January 31, 2001. After the acquisition, Parkvale will have approximately $1.6 billion in total assets and a total of 38 branch offices. The SNB shareholders will receive $92.00 per share in cash. The transaction has been approved by the boards of directors of both companies, by bank regulatory authorities and SNB's shareholders. The acquisition is valued at $36.8 million. This reflects approximately 150% of SNB's book value at June 30, 2001 and 15 times SNB's last 12-month earnings.

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)


Balance Sheet Data:                                                  December 31,
                                                                 2001             2000
                                                              ----------        ----------
Total assets                                                  $1,409,656        $1,298,557
Loans, net                                                     1,071,422         1,068,833
Interest-earning deposits and federal funds sold                 152,710            61,716
Total investments                                                142,631           132,139
Savings deposits                                               1,184,796         1,099,585
FHLB advances                                                    111,127            91,140
Shareholders' equity                                              98,970            90,790
Book value per share                                              $17.46            $15.98


Statistical Profile:

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         DECEMBER 31,  (1)              DECEMBER 31,  (1)
                                                        2001           2000           2001             2000
                                                       ------         ------         ------           ------
Average yield earned on all
   interest-earning assets                              6.62%          7.51%            6.78%           7.47%
Average rate paid on all
   interest-bearing liabilities                         4.65%          4.88%            4.74%           4.82%
Average interest rate spread                            1.97%          2.63%            2.04%           2.65%
Net yield on average
   interest-earning assets                              2.26%          2.89%            2.33%           2.92%
Other expenses to average assets                        1.34%          1.45%            1.35%           1.45%
Taxes to pre-tax income                                34.65%         35.01%           34.68%          35.10%
Return on average assets                                0.97%          1.09%            0.98%           1.10%
Return on average equity                               14.33%         16.37%           14.75%          16.50%
Average equity to average total assets                  6.74%          6.67%            6.64%           6.65%
Dividend per share                                     $0.18          $0.18            $0.36           $0.36

                                                                    AT DECEMBER 31,
                                                                 2001             2000
                                                                ------           ------
One year gap to total assets                                    1.82%            7.85%
Intangibles to total equity                                     0.23%            0.30%
Capital to assets ratio                                         7.02%            6.99%
Ratio of nonperforming assets to total assets                   0.65%            0.37%
Number of full-service offices                                    33               32


(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:

Nonperforming loans and real estate owned were $9.2 million, $5.4 million and $4.8 million at December 31, 2001, June 30, 2001 and December 31, 2000, representing 0.65%, 0.39% and 0.37% of total assets at the respective balance sheet dates. The balance at December 31, 2001 includes $2.7 million of delinquent mortgage loans made on single family owner occupied homes, $0.6 million on other delinquent loans and $5.9 million of real estate owned. As of December 31, 2001, $2.0 million or 60.5% of the nonaccrual mortgage loans totaling $3.3 million were purchased from others, which were secured by 8 single family properties.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for loans which are on nonaccrual status. The amount of interest income of nonaccrual loans that had not been recognized in interest income was $133 at December 31, 2001 and $124 at June 30, 2001. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment, however, Parkvale Bank had no loans classified as impaired at December 31, 2001 and at December 31, 2000. Impaired assets include $5.9 million of foreclosed real estate as of December 31, 2001. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. Foreclosed real estate includes $4.7 million related to a 1998 foreclosure on a vacant building, which is in the process of remediation and renovation. Periodically, management assesses the need for a valuation allowance to account for declines in fair value less the cost to sell the property below the property's carrying amount. A valuation allowance has not been established for this property. As deemed necessary, management will continue to assess the need for a valuation allowance. The process will be influenced by factors such as future additional capitalized costs required, current real estate market and general economic conditions. Additionally, foreclosed real estate includes raw land acquired in November 2001 from the estate of a bankrupt borrower, which is for sale. No other nonperforming asset exceeded $400,000 at December 31, 2001.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan loss was $13.4 million at December 31, 2001 and June 30, 2001 and $13.5 million at December 31, 2000 or 1.24%, 1.19% and 1.25% of gross loans at December 31, 2001, June 30, 2001 and December 31 2000. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The allowance for loan loss is continually monitored by management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. Management believes the allowance for loan loss is adequate to absorb probable loan losses.

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold increased $33.0 million or 34.2% from $97 million at June 30, 2001 to $130 million at December 31, 2001. Loan balances decreased $41.8 million or 3.8%, investment balances decreased $871,000 or 0.7% and increased cash balances of $1.2 million or 6.7%, resulted from increased deposit balances of $4.0 million or 0.3% and decreased FHLB advances of $5.0 million or 4.3% to $111 million. Parkvale Bank's FHLB advance available maximum borrowing capacity is $689 million. If Parkvale were to experience a deposit run off in excess of the available cash resources invested in cash and cash equivalents, this available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

The SNB acquisition is scheduled for completion on January 31, 2001. This acquisition is valued at approximately $36.8 million, which will be funded from the $130 million of available cash currently invested in overnight Federal Funds.

Shareholders' equity was $98.7 million or 7.01% of total assets at December 31, 2001. Parkvale bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2001, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.76% and 12.40%, respectively.

                                                                     Tier I             Tier I            Tier II
                                                    GAAP              Core            Risk-Based         Risk-Based
                                                   Capital           Capital            Capital           Capital
                                                 -----------       -----------        -----------        -----------
Equity Capital (1)                                   $98,985           $98,745            $98,745            $98,745
Less non-allowable intangible assets                      --              (227)              (227)              (227)
Less unrealized securities gains                          --            (4,004)            (4,004)            (4,004)
Plus regulatory valuation allowance (2)                   --                --                 --             10,946
Plus allowable unrealized holding gains (3)               --                --                 --              2,837
                                                 -----------       -----------        -----------        -----------
   Total regulatory capital                           98,585            94,514             94,514            108,297
Minimum required capital                                  --            55,946             34,939             69,879
                                                 -----------       -----------        -----------        -----------
   Excess regulatory capital                         $98,985           $38,568            $59,575            $38,418
                                                 -----------       -----------        -----------        -----------

Adjusted total assets                             $1,409,656        $1,396,660           $873,485           $873,485

Regulatory capital as a percentage                      7.02%             6.76%             10.82%             12.40%
Minimum capital required as a percentage                  --              4.00%              4.00%              8.00%
                                                 -----------        -----------        -----------       -----------
Excess regulatory capital as a percentage               7.02%             2.76%              6.82%              4.40%
                                                 ===========        ===========        ===========       ===========
Well capitalized requirement                              --              5.00%              6.00%             10.00%
                                                 ===========        ===========        ===========       ===========

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 032 for the quarter ended December 31, 2001.

(2)    Limited to 1.25% of risk adjusted total assets.

(3)    Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material adverse effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

For the three months ended December 31, 2001, Parkvale reported net income of $3.4 million or $0.59 per diluted share down 2.9%, or 2.6% on a per share basis, from net income of $3.5 million or $0.61 per diluted share for the quarter ended December 31, 2000. The $100,000 decrease in net income for the December 2001 quarter reflects an increase in non-interest income of $380,000 and security gains of $795,000 offset by a decrease in net interest income of $1.3 million. The decrease in net interest income is due to the accumulative affect of the Federal Reserve Board's eleven rate reductions during the calendar year. This unusual number of rate reductions, occurring in such a short period of time, has resulted in loans repricing at a faster pace than deposit accounts. Net interest income decreased to $7.7 million from $9.0 million for the quarter ended December 31, 2000. Non-interest income increased 35% attributable to the success of the Parkvale Financial Services, a division of the Bank that sells non-deposit investment products. Return on average equity was 14.33% for the December 2001 quarter compared to 16.37% for the December 2000 quarter.

INTEREST INCOME:

Parkvale had interest income of $22.5 million for the three months ended December 31, 2001 versus $23.3 million during the comparable period in 2000. This decrease of $761,000 or 3.3% is the result of 89 basis point decrease in the average yield from 7.51% in 2000 to 6.62% in 2001, offset by a $122.2 million or 9.9% increase in the average balance of interest-earning assets. The decrease in yields is attributable to loan payoffs. the lower earning rates on Federal funds sold and prime rate loans combined with the lower rates on reinvestment of proceeds. Interest income from loans decreased $617,000 or 3.1% resulting from a 57 basis point decrease in the average yield from 7.66% in 2000 to 7.09% in 2001, offset by an increase in the average outstanding loan balances of $51.1 million or 4.8%. The decrease in average yield was attributable to loan principal payments exceeding $400 million during calendar 2001 that were reinvested at lower rates. Investment interest income increased by $263,000 or 12.5% from the 2000 quarter due to an increase of $22.9 million or 18.2% in the average balance, offset by a 32 basis point decrease in the average yield from 6.68% in 2000 to 6.36% in 2001. Interest income earned on federal funds sold decreased $407,000 or 42.0% from the 2000 quarter due to a 450 basis point decrease in the average yield from 6.61% in 2000 to 2.11% in 2001, offset by an increase in the average balance of $48.2 million or 82.3%. At December 31, 2001, the weighted average yield on all interest-earning assets was 6.62% compared to 7.51% at December 31, 2000.

INTEREST EXPENSE:

Interest expense increased by $523,000 or 3.7% from the 2000 quarter to the 2001 quarter. This increase was due to an increase in the average deposits and borrowings of $103.4 million or 8.8%, offset by a 23 basis point decrease in the average rate paid on deposits and borrowings from 4.88% in 2000 to 4.65% in 2001. At December 31, 2001, the average rate payable on liabilities was 4.55% for deposits, 5.67% for borrowings and 4.65% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

Provision for loan losses decreased by $11,000 or 16.4% from the 2000 quarter to the 2001 quarter. Aggregate valuation allowances were 1.24% of gross loans at December 31, 2001, 1.19% of gross loans at June 30, 2001 and 1.25% of gross loans at December 31, 2000. Total loan loss reserves at December 31, 2001 were $13.4 million.

OTHER INCOME:

Total other income increased by $1.2 million or 108.0% at December 31, 2001 due primarily to a gain on sale of assets from the available for sale portfolio of $795,000. Such gains were recognized from the sale of 12,000 shares of Freddie Mac stock. Other income absent this gain increased $380,000 or 35.0% due to an increase on service fees on all types of deposit and loan products and an increase from investment service fee income on nondeposit investment products offered directly to customers through an operating division, Parkvale Financial Services.

OTHER EXPENSE:

Total other expenses increased by $85,000 or 1.8% from quarter ended December 2000 to the quarter ended December 2001. This increase is due principally to increases in legal expense related to the pending acquisition of SNB. Compensation and office supplies decreased $46,000 and $51,000, or 1.7% and 14.4%, respectively which offset an increase in office occupancy and marketing of $53,000 and $39,000 or, 7.0% and 37.5%. Office occupancy has risen due to the opening of a new branch office since December 2000. Annualized noninterest expenses as a percentage of average assets were 1.34% for the quarter ended December 31, 2001 as compared to 1.45% for the quarter ended December 31, 2000. Emphasis to control costs have resulted in lower costs to help offset the effects of a shrinking margin.

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2001
AND 2000

For the six month period ended December 31, 2001, net income was $6,871,000 or $1.20 per diluted share, down 0.8% from net income of $6,929,000 or $1.21 per diluted share for the six month period ended December 31, 2000. The $58,000 decrease in net income for the December 2001 six months is attributable to decreased net interest income of $2.0 million and increased fee income of $886,000 and security gains of $1.2 million, which are partially offset by an increase in other expense of $269,000. Net interest income for the six months ended December 31, 2001 decreased to $15.9 million from $17.9 million for the six months ended December 31, 2000.

INTEREST INCOME:

Parkvale had interest income of $46.3 million during the six months ended December 31, 2001 versus $45.9 million during the comparable period in 2000. The increase of $427,000 is attributable to an increase in the average interest-earning asset portfolio of $138.9 million or 11.3%, offset by an 69 basis point decrease in the average yield from 7.47% in 2000 to 6.78% in 2001. Interest income from loans increased $264,000 or 0.7% due to an increase in the average loan balance of $69.3 million or 6.7%, offset by a 43 basis point decrease in the average yield from 7.63% in 2000 to 7.20% in 2001. Income from investments increased by $674,000 or 16.4% from 2000 due to an increase in the average investment balance of $23.5 million or 18.9% and offset by a 15 basis point decrease in the average yield from 6.61% in 2000 to 6.46% in 2001. Interest income earned on federal funds sold decreased $511,000 or 25.3% from the prior six months ended December 2000. This was due to an increase of the average federal fund balance of $46.0 million or 75.4%, offset by a 381 basis point decrease in the average yield from 6.63% in 2000 to 2.82% in 2001.

INTEREST EXPENSE:

Interest expense increased by $2.5 million or 8.8% from the 2000 six month period to the 2001 six month period. The increase was due to a rise in average deposits and borrowings of $124.5 million offset with an 8 basis point decrease in the average rate paid from 4.82% in 2000 to 4.74% in 2001.

PROVISION FOR LOAN LOSSES:

Provision for loan losses decreased by $48,000 or 30.8% from the six month period ended December 31, 2000 to December 31,2001. Aggregate valuation allowances were 1.24% of gross loans at December 31, 2001, 1.19% of gross loans at June 30, 2001 and 1.25% of gross loans at December 31, 2000. Total loan loss reserves at December 31, 2001 were $13.4 million.

OTHER INCOME:

Other income increased by $2.1 million or 100.6% for the six months ended December 31, 2001 from the six months ended December 31, 2000 due primarily to a gain on sale of assets of $1.2 million. Other income absent this gain increased $886,000 or 42.4% due to an increase on service fees on all types of deposit and loan products and an increase from investment service fee income on nondeposit investment products offered directly to customers through an operating division, Parkvale Financial Services.

OTHER EXPENSE:

Other expenses increased by $269,000 for the six month period ended December 31, 2001 from the comparable period in 2000. This increase is due principally to increases in office occupancy of $155,000 or 10.4%. A new branch office was opened since December 2000. Miscellaneous expense increased $114,000 due primarily to legal fees related to the SNB acquisition. Annualized noninterest expenses as a percentage of average assets were 1.35% for the six months ended December 31, 2001 as compared to 1.45% for the six months ended December 31, 2000.

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

                                              Parkvale Financial Corporation

DATE: January 30, 2002                        By: /s/ Robert J. McCarthy, Jr.
      --------------------                       ----------------------------
                                                  Robert J. McCarthy, Jr.
                                                  President and
                                                  Chief Executive Officer

DATE: January 30, 2002                        By: /s/ Timothy G. Rubritz
      --------------------                       ---------------------------
                                                  Timothy G. Rubritz
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer