Form 10-Q
period 2002-03-31
PARKVALE FINANCIAL CORP
filed 2002-04-26
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The closing sales price of the Registrant's Common Stock on April 24, 2002 was $26.79 per share.

Number of shares of Common Stock outstanding as of April 24, 2002 was 5,698,618.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                         Page
Consolidated Statements of Financial Condition as of March 31, 2002 and
June 30, 2001                                                               3

Consolidated Statements of Operations for the Three and Nine
Months ended March 31, 2002 and 2001                                        4

Consolidated Statements of Cash Flows for the Nine Months ended
March 31, 2002 and 2001                                                   5-6

Consolidated Statement of Shareholders' Equity as of March 31, 2002        6

Notes to Unaudited Interim Consolidated Financial Statements              7-9

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                   10-16

Part II - Other Information                                                16

Signatures                                                                 16

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                                   March 31,       June 30,
      ASSETS                                                                          2002           2001
                                                                                  -----------    -----------
                                                                                         (Unaudited)
Cash and Noninterest-earning Deposits                                             $    19,204    $    18,208
Federal Funds Sold                                                                    128,000         97,000
Interest-earning Deposits in Other Banks                                               18,504         12,351
Investment Securities Available for Sale (Cost of
  $11,197 At March 31 and $15,498 At June 30)                                          14,852         23,994
Investment Securities Held to Maturity (Fair Value
  of $211,030 At March 31 and $121,371 At June 30)                                    211,963        121,023
Loans, Net of Allowance of $15,492 At March 31
  and $13,428 At June 30                                                            1,187,252      1,113,264
Foreclosed Real Estate, Net                                                             3,735          3,762
Office Properties and Equipment, Net                                                   10,176          7,116
Intangible Assets and Deferred Charges                                                 11,406            250
Prepaid Expenses and Other Assets                                                      12,795         10,896
                                                                                  -----------    -----------
                                                                   Total Assets   $ 1,617,887    $ 1,407,864
                                                                                  ===========    ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings Deposits                                                                  $ 1,357,925    $ 1,180,797
Advances From Federal Home Loan Bank                                                  111,124        116,134
Other Debt                                                                             35,464          3,182
Escrow for Taxes and Insurance                                                          7,989          8,087
Other Liabilities                                                                       6,193          4,570
                                                                                  -----------    -----------
                                                              Total Liabilities     1,518,695      1,312,770
                                                                                  -----------    -----------
SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 Par Value; 5,000,000
  Shares Authorized; 0 Shares Issued)                                                      --             --
Common Stock ($1.00 Par Value; 10,000,000 Shares
  Authorized; 6,734,894 Shares Issued)                                                  6,735          6,735
Additional Paid in Capital                                                              4,279          4,347
Treasury Stock At Cost (1,036,276 Shares in March;
  1,067,617 Shares in June)                                                           (19,104)       (19,725)
Accumulated Other Comprehensive Income                                                  2,021          5,396
Retained Earnings                                                                     105,261         98,341
                                                                                  -----------    -----------
                                                     Total Shareholders' Equity        99,192         95,094
                                                                                  -----------    -----------
                                     Total Liabilities and Shareholders' Equity    $1,617,887     $1,407,864
                                                                                  ===========    ===========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                 Three months ended   nine months ended
                                                       March 31,          March 31,
                                                 2002         2001      2002      2001
                                                -------      -------   -------   -------
Interest income:                                     (Unaudited)          (Unaudited)
      Loans                                     $19,386      $20,496   $59,396   $60,242
      Investments                                 2,773        2,535     7,562     6,650
      Federal funds sold                            638          818     2,149     2,840
                                                -------      -------   -------   -------
                Total interest income            22,797       23,849    69,107    69,732
                                                -------      -------   -------   -------

Interest expense:
      Savings Deposits                           12,850       13,265    39,979    38,969
      Borrowings                                  1,657        1,508     4,955     3,765
                                                -------      -------   -------   -------
                Total Interest Expense           14,507       14,773    44,934    42,734
                                                -------      -------   -------   -------
Net Interest Income                               8,290        9,076    24,173    26,998
Provision for Loan Losses                            53           86       161       242
                                                -------      -------   -------   -------
      Net Interest Income After
      Provision for Losses                        8,237        8,990    24,012    26,756
                                                -------      -------   -------   -------
Noninterest Income:
      Service Charges On Deposit Accounts           926          701     2,658     1,980
      Other Fees and Service Charges                249          245       760       639
      Gain On Sale of Assets                      4,034           --     5,251        --
      Miscellaneous                                 291          237     1,025       655
                                                -------      -------   -------   -------
                Total Other Income                5,500        1,183     9,694     3,274
                                                -------      -------   -------   -------

Noninterest Expenses:
      Compensation and Employee Benefits          3,006        2,709     8,354     8,008
      Office Occupancy                              946          810     2,595     2,304
      Marketing                                     119          109       380       356
      FDIC Insurance                                 58           52       164       161
      Office Supplies, Telephone, and Postage       407          340     1,028     1,021
      Writedown of Real Estate Owned              3,100           --     3,100        --
      Miscellaneous                               1,370          705     2,835     2,056
                                                -------      -------   -------   -------
                Total Other Expense               9,006        4,725    18,456    13,906
                                                -------      -------   -------   -------

Income Before Income Taxes                        4,731        5,448    15,250    16,124
Income Tax Expense                                1,615        1,898     5,263     5,645
                                                -------      -------   -------   -------
Net Income                                      $ 3,116      $ 3,550   $ 9,987   $10,479
                                                =======      =======   =======   =======

Basic Earnings Per Share                        $  0.55      $  0.62   $  1.76   $  1.84
Diluted Earnings Per Share                      $  0.54      $  0.61   $  1.74   $  1.82

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                          (Dollar Amounts in Thousands)

                                                                2002          2001
                                                              ---------    ---------
Cash flows from operating activities:                                (Unaudited)
      Interest Received                                       $  69,082    $  68,335
      Loan Fees Received                                           (624)         240
      Other Fees and Commissions Received                         4,314        3,183
      Interest Paid                                             (44,956)     (42,444)
      Cash Paid to Suppliers and Others                         (12,029)     (13,956)
      Income Taxes Paid                                          (5,950)      (3,680)
                                                              ---------    ---------
      Net Cash Provided by Operating Activities                   9,837       11,678

Cash Flows From Investing Activities:
      Proceeds From Sales of Available for Sale Investments      13,826           --
      Proceeds From Maturities of Investments                    25,997       28,195
      Purchase of Investment Securities Held to Maturity        (67,077)     (57,127)
      Reduction of Deposits in Other Banks                       (6,153)      (2,052)
      Purchase of Loans                                        (240,671)    (139,102)
      Proceeds From Sales of Loans                                2,464        2,796
      Principal Collected On Loans                              438,191      160,629
      Loans Made to Customers, Net of Loans in Process         (153,528)     (82,677)
      Other                                                        (868)      (1,217)
                                                              ---------    ---------
      Net Cash Used in Investing Activities                      12,181      (90,555)

Cash Flows From Financing Activities:
      Net Increase in Checking and Savings Accounts               7,499        9,874
      Net Increase (Decrease) in Certificates of Deposit        (26,077)      30,186
      Proceeds From FHLB Advances                                    --       50,500
      Repayment of FHLB Advances                                 (5,010)         (10)
      Proceeds From Trust Preferred Securities                   25,000           --
      Net Increase (Decrease) in Other Borrowings                11,181       (5,375)
      (Decrease) Increase in Escrow for Taxes and Insurance         (98)         288
      Cash Dividends Paid                                        (3,060)      (3,075)
      Allocation of Treasury Stock to Retirement Plans              712          878
      Acquisition of Treasury Stock                                (169)      (1,541)
                                                              ---------    ---------
      Net Cash Provided by Financing Activities                   9,978       81,725
                                                              ---------    ---------
Net Increase in Cash and Cash Equivalents                        31,996        2,848
      Cash and Equivalents At Beginning of Period               115,208       70,555
                                                              ---------    ---------
      Cash and Equivalents At End of Period                   $ 147,204    $  73,403
                                                              =========    =========

Reconciliation of Net Income to Net Cash Provided
      by Operating Activities:                                  2002         2001
                                                              ---------    ---------
Net Income                                                    $  9,986    $   10,479
Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
      Depreciation and Amortization                                 764          560
      Accretion and Amortization of Loan Fees and Discounts         853         (408)
      Loan Fees Collected and Deferred                             (624)         240
      Provision for Loan Losses                                     161          243
      Gain On the Sale of Held for Sale Investments              (5,251)          --
      Increase in Accrued Interest Receivable                      (479)      (1,189)
      Decrease (Increase) in Other Assets                         1,911         ( 85)
      (Increase) Decrease in Accrued Interest Payable               (22)         290
      Decrease in Other Liabilities                               2,536        1,548
                                                              ---------    ---------
      Total Adjustments                                            (149)       1,199
                                                              ---------    ---------
Net Cash Provided by Operating Activities                     $   9,837    $  11,678
                                                              =========    =========

For Purposes of Reporting Cash Flows, Cash and Cash Equivalents Include Cash and Noninterest-earning Deposits, and Federal Funds Sold. Generally, Federal Funds are Purchased and Sold for One-day Periods. Loans Transferred to Foreclosed Assets Aggregated $829 and $474 in the Nine Months Ended March 31, 2002 and 2001, Respectively.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              (Dollar Amounts in Thousands, Except Per Share Data)
                                   (UNAUDITED)

                                                                              Accumulated
                                                                                 Other                     Total
                                            Common      Paid-in    Treasury  Comprehensive  Retained   Shareholders'
                                            Stock       Capital     Stock        Income     Earnings      Equity
                                           --------    ---------   --------- -------------  --------   -------------
Balance, June 30, 2001                     $  6,735    $  4,347    ($19,725)   $  5,396     $ 98,341     $ 95,094

Net Income, Nine Months
  Ended March 31, 2002                                                                         9,987        9,987

Unrealized Security Losses On
  Available-for-sale Securities of $54,                                          (3,375)                   (3,375)
  Net of Reclassification Adjustment for
  Gains Included in Net Income of $3,429
   Comprehensive Income                                                                                     6,612

Dividends On Common Stock At
  $0.54 Per Share                                                                             (3,067)      (3,067)

Purchase of Treasury Stock                                             (169)                                 (169)

Treasury Stock Contributed to
   Benefit Plans                                                        712                                   712

Exercise of Stock Options                                   (68)         78                                    10
                                           --------    ---------   --------- -------------  --------   -------------
Balance, March 31, 2002                    $  6,735    $  4,279    ($19,104)   $  2,021     $105,261     $ 99,192
                                           ========    =========   ========= =============  ========   =============


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1. Statements of Operations
The statements of operations for the three and nine months ended march 31, 2002 and 2001 are unaudited, but in the opinion of management reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and nine months ended march 31, 2002 are not necessarily indicative of the results which may be expected for fiscal 2002. The annual report on form 10-k for the year ended june 30, 2001 contains additional information and should be read in conjunction with this report.

2.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended march 31:

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   MARCH 31,                        MARCH 31,
                                                            2002              2001              2002           2001
                                                         ----------        ----------         ---------      ---------
Numerator for basic and diluted
  earnings per share:
     Net income                                              $3,116            $3,550            $9,987        $10,479

Denominator:
     Weighted average shares
         for basic earnings per share                     5,688,000         5,708,570         5,674,174      5,698,053
     Effect of dilutive employee stock options               80,630            91,697            80,430         68,596
     Weighted average shares for                          ----------       -----------        ----------     ----------
         dilutive earnings per share                      5,768,630         5,800,267         5,755,603      5,766,649
Net income per share:                                     =========         =========         =========     ==========
     Basic                                                    $0.55             $0.62             $1.76          $1.84
     Diluted                                                  $0.54             $0.61             $1.74          $1.82
Dividends per share                                           $0.18             $0.18             $0.54          $0.54

3.  Loans

Loans are summarized as follows:                                                         MARCH 31,              JUNE 30,
Mortgage loans:                                                                            2002                  2001
                                                                                       ------------            ----------
    Residential:
       1-4 Family                                                                          $869,084              $851,765
       Multifamily                                                                           21,049                24,602
     Commercial                                                                              63,221                54,958
     Other                                                                                   34,814                22,164
                                                                                       ------------            ----------
                                                                                            988,168               953,489
Consumer loans                                                                              161,649               132,580
Commercial business loans                                                                    49,792                39,336
Loans on savings accounts                                                                     2,153                 2,265
                                                                                       ------------            ----------
                                                                                          1,201,762             1,127,670
Less: loans in process                                                                          119                   205
       Allowance for loan losses                                                             15,492                13,428
       Unamortized discount and deferred loan fees                                          (1,101)                   773
                                                                                       ------------            ----------
Loans, net                                                                               $1,187,252            $1,113,264
                                                                                       ============            ==========

The following summary sets forth the activity in the allowance for loan losses for the nine months ended March 31:

                                              2002          2001
                                            --------      --------
Beginning balance                           $ 13,428      $ 13,368
Provision for losses - mortgage loans              1            39
Provision for losses - consumer loans            126           183
Provision for losses - commercial loans           34            20
Loss reserves acquired through merger          1,994            --
Loans recovered                                  111           205
Loans charged off                               (202)         (353)
                                            --------      --------
Ending balance                              $ 15,492      $ 13,462
                                            ========      ========

4.  Investments

Parkvale's investment portfolio consisted of the following securities at March 31 and June 30.

                                                    MARCH 31, 2002  June 30, 2001
                                                    --------------  -------------
U.S. Government and agency obligations                  $62,256          $8,609
Municipal Obligations                                    10,451           5,682
Corporate debt                                          122,026          90,217
Mortgage backed securities                               17,230          16,515
Equity securities (at market value)                      14,852          23,994
                                                       --------        --------
   Total investment portfolio                          $226,815        $145,017
                                                       ========        ========

As disclosed elsewhere within this document, increases are primarily due to the acquisition of SNB and decreases in equity securities are due to the sale of equity securities.

5.  Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the nine months ended March 31, 2002 and 2001, total comprehensive income amounted to $6,612 and $12,489, respectively.

6.  New Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, Accounting for Business Combinations establishes standards for business combinations initiated after June 30, 2001. This new standard requires use of the use of the purchase method of accounting for business combinations and eliminated the use of the pooling-of-interest method. This standard also provided new criteria to determine whether an acquired intangible should be recognized separately from goodwill. Concurrently, the FASB issued FAS 142, Accounting for Goodwill and Other Intangible Assets, which establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. This statement is effective for existing goodwill and intangible assets, and for goodwill and intangible assets acquired after June 30, 2001. Prior to the acquisition discussed below, Parkvale had immaterial amounts of existing intangible assets at June 30, 2001.

7.  Other Debt

On March 26, 2002, Parkvale received net proceeds of $25 million from the issuance of 5.59% floating rate trust preferred securities classified as other borrowings, of which $16 million qualifies as Tier 1 capital for regulatory purposes.

8. Acquisition

On January 31, 2002, Parkvale completed the acquisition of the Second National Bank of Masontown ("SNB") based in Fayette County. The acquisition was accounted for as a purchase business combination and its operations are included for the two months ended March 31, 2002. The fair value of assets acquired included $72.6 million of investments and cash, $120.8 million of loans with $157.6 million of deposits assumed. The core deposit intangibles of $3.0 million are preliminarily estimated at 3.5% of core deposit accounts acquired and the premium is being amortized over an average life of 8 years.


                         PARKVALE FINANCIAL CORPORATION
                 PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002

              (Dollar amounts in thousands, except per share data)


                                                         SNB      Parkvale    Combined
                                                         ---      --------    --------

Interest income                                       $ 7,287     $69,107     $76,394
Interest expense                                        3,091      44,934      48,025
                                                      -------     -------     -------

Net interest income                                     4,196      24,173      28,369
Provision for loan losses                                  99         161         260
                                                      -------     -------     -------

Total other income                                        605       9,694      10,299
Total other expense                                     3,235      18,456      21,691
                                                      -------     -------     -------

Pretax income                                           1,467      15,250      16,717
Income tax expense                                        465       5,263       5,728
                                                      -------     -------     -------

Net income                                            $ 1,002     $ 9,987     $10,989
                                                      =======     =======     =======

Earnings per diluted share                            $  0.17     $  1.74     $  1.91

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)


Balance Sheet Data:                                          MARCH 31,
                                                        2002           2001
                                                     ----------     ----------
Total assets                                         $1,617,887     $1,347,037
Loans, net                                            1,187,252      1,091,076
Interest-earning deposits and federal funds sold        146,504         63,415
Total investments                                       226,815        153,958
Savings deposits                                      1,357,925      1,120,156
FHLB Advances                                           111,124        116,137
Other borrowings                                         35,464          2,445
Shareholders' equity                                     99,192         93,054
Book value per share                                 $    17.41     $    16.33

Statistical Profile:

                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                               MARCH 31,  (1)       MARCH 31,  (1)
                                              2002       2001      2002       2001
                                              ----       ----      ----       ----
Average yield earned on all
  interest-earning assets                     6.15%     7.43%       6.56%      7.46%
Average rate paid on all
  interest-bearing liabilities                4.08%     4.88%       4.50%      4.84%
Average interest rate spread                  2.07%     2.55%       2.06%      2.62%
Net yield on average
  interest-earning assets                     2.24%     2.83%       2.29%      2.89%
Other expenses to average assets              2.35%     1.43%       1.70%      1.45%
Other expenses to average assets
  without unusual items                       1.44%     1.43%       1.38%      1.45%
Efficiency ratio                             65.31%    46.06%      54.50%     45.94%
Taxes to pre-tax income                      34.14%    34.84%      34.51%     35.01%
Return on average assets                      0.81%     1.08%       0.92%      1.09%
Return on average equity                     12.98%    16.16%      14.15%     16.39%
Average equity to average total assets        6.27%     6.65%       6.51%      6.65%

                                                            AT MARCH 31,
                                                          2002        2001
                                                          ----        ----
One year gap to total assets                             -5.53%       4.73%
Intangibles to total equity                              11.50%       0.26%
Capital to assets ratio                                   6.13%       6.75%
Ratio of nonperforming assets to total assets             0.48%       0.40%
Number of full-service offices                              38           33

(1) The applicable income and expense figures have been annualized in calculating the percentages.

Nonperforming Loans and Foreclosed Real Estate:

Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following at March 31, 2002 versus year-end June 30, 2001.


                                                     MARCH 31, 2002        June 30, 2001
                                                     --------------        -------------
                                                   (Dollars in 000's)
Delinquent single-family mortgage loans                 $3,058                 $  857
Delinquent other loans                                     524                    802
                                                        ------                 ------
Total of nonperforming loans                            $3,582                 $1,659
Total of impaired loans                                    498                     --
Real estate owned, net                                   3,735                  3,762
                                                        ------                 ------
Total                                                   $7,815                 $5,421
                                                        ======                 ======

Nonperforming and impaired loans and real estate owned represent 0.48% and 0.39% of total assets at the respective balance sheet dates. March 31, 2002 delinquent single-family mortgage loans consisted of 24 single family owner occupied homes. As of March 31, 2002, $2.5 million or 80.5% of the nonaccrual mortgage loans totaling $3.1 million were purchased from others. Management believes the loans are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principle and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $163,000 at March 31, 2002 and $124,000 at June 30, 2001. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had a $498,000 loan classified as impaired at March 31, 2002 and no impaired loans at June 30, 2001. The average recorded investment in impaired loans was $125,000 in fiscal 2002. The amount of interest income that has not been recognized was $26,000 at March 31, 2002. Impaired assets include $3.7 million of foreclosed real estate as of March 31, 2002. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. Foreclosed real estate includes $2.6 million related to a 1998 foreclosure on a vacant building, which is in the final stages of remediation. Periodically, management assesses the need for a valuation allowance or a writedown to account for declines in fair value. A $3.1 million writedown was established for this property during the current period as estimated costs to rehabilitate and renovate the building are higher than originally estimated. As deemed necessary, management will continue to assess the need for a valuation allowance. The process will be influenced by factors such as future additional capitalized costs required, current real estate market and general economic conditions.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses was $15.5 million at March 31, 2002, $13.4 million at June 30, 2001 and $13.5 million at March 31, 2001 or 1.29%, 1.19% and 1.22%
of gross loans at March 31, 2002, June 30, 2001 and March 31 2001. The increase in the allowance during fiscal 2002 includes $2.0 million of allowances acquired via the SNB acquisition. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The allowance for loan losses is continually monitored by management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. Management believes the allowance for loan losses is adequate to absorb probable loan losses.

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold increased $31.0 million or 32.0% from $97 million at June 30, 2001 to $128 million at March 31, 2002. Loan balances increased $74.0 million or 6.7%, investment balances increased $81.8 million or 56.4% and increased cash balances of $996,000 or 5.5%, resulted from increased deposit balances of $177.1 million or 15.0% and decreased FHLB advances of $5.0 million or 4.3% to $111.1 million. Parkvale Bank's FHLB advance available maximum borrowing capacity is $689 million. If Parkvale were to experience a deposit run off in excess of the available cash resources invested in cash and cash equivalents, this available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $99.2 million or 6.13% of total assets at March 31, 2002. Parkvale Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier 2 (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2002, Parkvale was in compliance with all applicable regulatory requirements, with Tier 1 and Tier 2 ratios of 6.62% and 11.55%, respectively.

                                                   Tier 1           Tier 1            Tier 2
                                                    Core          Risk-Based        Risk-Based
                                                   Capital          Capital           Capital
                                                   -------          -------           -------

Equity Capital (1)                              $   114,538       $   114,538       $   114,538
Less non-allowable intangible assets                (11,406)          (11,406)          (11,406)
Less unrealized securities gains                     (1,451)           (1,451)           (1,451)
Plus regulatory valuation allowance (2)                  --                --            12,527
Plus allowable unrealized holding gains (3)              --                --             1,241
                                                -----------       -----------       -----------
   Total regulatory capital                         101,681           101,681           115,449
Minimum required capital                             61,469            39,978            79,956
                                                -----------       -----------       -----------
   Excess regulatory capital                    $    40,212       $    61,703       $    35,493
                                                -----------       -----------       -----------
Adjusted total assets                           $ 1,536,736       $   999,446       $   999,446

Regulatory capital as a percentage                     6.62%            10.17%            11.55%
Minimum capital required as a percentage               4.00%             4.00%             8.00%
                                                -----------       -----------       -----------
Excess regulatory capital as a percentage              2.62%             6.17%             3.55%
                                                ===========       ===========       ===========
Well capitalized requirement                           5.00%             6.00%            10.00%
                                                ===========       ===========       ===========

(1) Represents equity capital of the consolidated Bank to be reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2002.

(2)  Limited to 1.25% of risk adjusted total assets.

(3)  Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material adverse effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND
2001

For the three months ended March 31, 2002, Parkvale reported net income of $3.1 million or $0.54 per diluted share down 12.2% (or 11.5% on a per share basis) from net income of $3.6 million or $0.61 per diluted share for the quarter ended March 31, 2001. The $434,000 decrease in net income reflects decreased net interest income of $786,000 offset by increased fee income of $283,000 and security gains of $4.0 million. In addition, non-interest expense increased by $4.3 million related to a one-time merger related charge of $400,000 in connection with the January 31, 2002 acquisition of the Second National Bank of Masontown and a $3.1 million write-down in the carrying value of foreclosed real estate. The decrease in net interest income is due to the accumulative affect of the Federal Reserve Board's eleven rate reductions during the past fifteen months. This unprecedented number of rate reductions occurring in such a short period of time has resulted in assets repricing at a faster pace than deposit accounts. Net interest income decreased to $8.3 million from $9.0 million for the quarter ended March 31, 2001. Non-interest income, without security gains, increased 23.9% attributable to the success of Parkvale Financial Services, a division of the Bank that sells non-deposit investment products.

INTEREST INCOME:

Parkvale had interest income of $22.8 million during the three months ended March 31, 2002 versus $23.9 million during the comparable period in 2001. This decrease of $1.1 million is the result of a 128 basis point decrease in the average yield from 7.43% in 2001 to 6.15% in 2002 exceeding the $199.5 million or 15.5% increase in the average balance of interest-earning assets. Interest income from loans decreased $1.1 million or 5.4% resulting from an 83 basis point decrease in the average yield from 7.63% in 2001 to 6.79% in 2002 offset by a $66.4 million or 6.2% decrease in the average outstanding loans. The decrease in the average balance is reflective of $355 million of loan payoffs during fiscal 2002 and offset by Parkvale's ongoing practice of supplementing our loan originations, when necessary, with purchases of adjustable rate mortgage loans of $88.9 million during the quarter and fiscal year to date purchases of $240.7 million.

Investment securities interest income increased by $238,000 or 9.4% from the 2001 quarter due to an increase of $45.9 million or 30.6% in the average balance as the average yield decreased from 6.75% in 2001 to 5.65% in 2002. Interest income earned on federal funds sold decreased $180,000 or 22.0% from the 2001 quarter due to a 383 basis point drop in the average yield from 5.59% in 2001 to 1.75% in 2002 partially offset by an increase in the average balance of $87.2 million or 148.8%. At March 31, 2002, the weighted average yield on all interest earning assets was 6.15% compared to 6.62% at December 31, 2001 and 7.45% at March 31, 2001.

INTEREST EXPENSE:

Interest expense decreased by $266,000 or 1.8% from the 2001 to the 2002 quarter. The overall cost of funds decreased by 81 basis points from 4.89% in 2001 to 4.08% in 2002, conversely, the average deposit and borrowings balance increased by $213.3 million, or 17.6%. The average balance increase is due to the acquisition of the SNB deposits and the issuance of trust preferred securities. Deposits increased by $197.0 million or 17.9% from the 2001 to the 2002 quarter, $182.5 million is attributable to SNB. The average cost of deposits decreased 86 basis points from 4.81% to 3.95% from the 2001 quarter to the 2002 quarter. Average borrowings increased $16.3 million or 15.4% from the quarter ended March 2001 to the quarter ended March 2002 with $9.9 million attributable to the integration of SNB and $3.3 million attributable to the issuance of trust preferred securities on March 26, 2002. At March 31, 2002, the weighted average interest rate payable on liabilities was 4.01% for deposits, 5.58% for borrowings and 4.17% for combined.

PROVISION FOR LOAN LOSSES:

Parkvale's provision for loan losses decreased by $33,000 or 38.4% from the 2001 quarter to the 2002 quarter. Aggregate valuation allowances were 1.29% and 1.19% of gross loans at March 31, 2002 and June 30, 2001, respectively. Total loan loss reserves at March 31, 2002 were $15.5 million.

OTHER INCOME:

Total other income increased by $4.3 million or 364.9% at March 31, 2002 due primarily to gains on sale of assets from the investment portfolio of $4.0 million. Such gains were recognized primarily from the sale of 62,400 shares of Freddie Mac stock. Other income absent this gain increased $283,000 or 23.9% due to an increase on service fees on all types of deposit and loan products and an increase from investment service fee income on nondeposit investment products offered directly to customers through an operating division, Parkvale Financial Services.

OTHER EXPENSE:

Total other expenses increased $4.3 million or 90.6% due mainly to a one-time merger related cost of $400,000 in connection with the January 31, 2002 acquisition of SNB and to a $3.1 million write-down in the carrying value of foreclosed real estate. Absent the unusual items, other expense would have increased $781,000 or 16.5%. Compensation and employee benefits increased by $298,000 or 11.0% primarily due to the SNB acquisition. Additionally, office occupancy expense increased $136,000, or 16.8% due to the addition of the five SNB branch offices acquired. Miscellaneous expense without the one-time costs increased $265,000 or 37.6% primarily due to higher data processing related charges as a result of operating multiple data processing systems related to the SNB acquisition.

INCOME TAXES:

The effective tax rate of 34.1% for the March 2002 quarter was lowered from 34.8% for the fiscal 2001 period due to the benefits of tax-free investment income.

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED MARCH 31, 2002 AND 2001

Net income for the nine months ended March 31, 2002 was $10.0 million or $1.74 per diluted share compared to $10.5 million or $1.82 per diluted share for the nine months ended March 31, 2001. The $434,000 or 12.2% decrease in net income is attributable to decreased net interest income of $2.8 million offset by increased fee income of $1.1 million. Other income increased $6.4 million due to security gains of $5.3 million, which are offset by an increase in non-interest expense of $4.6 million. The increase in non-interest expense is primarily related to one-time acquisition costs of SNB and to a write-down of foreclosed real estate. Return on average equity was 14.2% for the nine months ended March 2002 compared to 16.4% for the March 2001 time frame.

INTEREST INCOME:

Parkvale had interest income of $69.1 million during the nine months ended March 31, 2002 and $69.7 million during the comparable period in 2001. This $1.1 million or 4.4% decrease is attributable to a 90 basis point decrease in the average yield from 7.46% in 2001 to 6.56% in 2002 slightly offset by an increase in the average interest-earning asset portfolio of $159.1 million or 12.8%. Interest income from loans decreased $846,000 or 1.4% as a 56 basis point decrease in the average yield from 7.63% in 2001 to 7.07% in 2002 offset an increase in average loans of $68.4 million or 6.5%. The decrease in the average balance is reflective of $355 million of loan payoffs during fiscal 2002 and offset by Parkvale"s ongoing practice of supplementing our loan originations, when necessary, with purchases of adjustable rate mortgage loans of $240.7 million during fiscal 2002.

Interest income from investments increased by $912,000 or 13.7% from 2001 due to a $31.0 million or 23.3% increase in the average balance partially offset by a 52 basis point decrease in the average yield from 6.66% in 2001 to 6.14% in 2002. Federal funds sold income decreased by $691,000 or 24.3%. The average federal funds sold balance increased by $59.7 million or 99.2% with a 390 basis point decrease in the average yield from 6.29% in 2001 to 2.39% in 2002.

INTEREST EXPENSE:

Interest expense increased by $2.2 million from the 2002 nine month period from the 2001 nine month period due to a $154.1 million or 13.1% increase in the balance of average deposits and borrowings. This increase was offset with a 34 basis point decrease in the average rate paid on deposits and borrowings from 4.84% in 2001 to 4.50% in 2002. Deposit expense increased $1.0 million or 2.6% due to a $124.3 million increase in the average balance, offset by a 38 basis point decrease in the average rate paid from 4.77% in 2001 to 4.39% in 2002. The average balance increase is primarily due to the acquisition of the SNB deposits. Borrowing expense increased $1.2 million or 31.6% due to a $29.8 million increase in the average balance or 33.8%, offset by a 9 basis point decrease in the average rate paid from 5.70% in 2001 to 5.61% in 2002. The average balance increase is primarily due to convertible FHLB advances borrowed during the third quarter of 2001.

PROVISION FOR LOAN LOSSES:

Parkvale's provision for loan losses decreased by $81,000 or 33.5% from 2002 to the 2001 period. Aggregate valuation allowances were 1.29% and 1.19% of gross loans at March 31, 2002 and June 30, 2001, respectively. Total loan loss reserves at March 31, 2002 were $15.5 million.

OTHER INCOME:

Total other income increased by $6.4 million or 196.1% at March 31, 2002 due primarily to a gain on sale of assets from the available for sale portfolio of $5.3 million. Such gains were recognized from the sale of available for sale securities. Other income absent this gain increased $1.2 million or 35.7% due to an increase on service fees on all types of deposit and loan products and an increase from investment service fee income on nondeposit investment products offered directly to customers through an operating division, Parkvale Financial Services.

OTHER EXPENSE:

Total other expenses increased $4.6 million or 32.7% due mainly to a one-time merger related cost of $400,000 in connection with the January 31, 2002 acquisition of SNB and to a $3.1 million write-down in the carrying value of foreclosed real estate. Compensation and benefits increased by $346,000 or 4.3% due to additional employees gained through the SNB acquisition. Additionally, office occupancy expense increased $291,000, or 12.6% due to the addition of the five SNB branch offices.

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

FORWARD LOOKING STATEMENTS:

This quarterly report on Form 10-Q includes statements that may constitute forward looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to the following: changes in economic conditions (both generally and more specifically in the markets in which Parkvale operates); changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, government legislation and regulation; and other risks detailed in this quarterly report on Form 10-Q and in other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management"s analysis only as of the date hereof. Parkvale undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           None
Item 2.  Changes in Securities and Use of Proceeds                   None
Item 3.  Defaults Upon Senior Securities                             N/A
Item 4.  Submission of Matters to a Vote of Security Holders         None
Item 5.  Other Information                                           None
Item 6.  Exhibits and Reports on Form 8-K
         (b)  Report on Form 8-K                                     Filed 1/31/2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Parkvale Financial Corporation

DATE: April 26, 2002                         By: /s/ Robert J. McCarthy, Jr.
      --------------                             ----------------------------
                                             Robert J. McCarthy, Jr.
                                             President and
                                             Chief Executive Officer

DATE: April 26, 2002                         By: /s/ Timothy G. Rubritz
      --------------                             ----------------------------
                                             Timothy G. Rubritz
                                             Vice President, Treasurer and
                                             Chief Financial Officer