Form 10-K
period 2002-06-30
PARKVALE FINANCIAL CORP
filed 2002-09-17
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
                     For the fiscal year ended June 30, 2002
                           Commission file no 0-17411

                         PARKVALE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Pennsylvania                            25-1556590
     -------------------------------            --------------------
      (State of incorporation)                    (I.R.S. Employer
                                                Identification Number)
     4220 William Penn Highway

     Monroeville, Pa                                    15146
     ----------------------------               --------------------------
     (Address of principal executive office)           (Zip code)

       Registrant's telephone number, including area code:(412) 373-7200 Securities registered pursuant to Section 12(b) of the Act - None
          Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[]

As of September 6, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $24.81 per share on such date was $111,208,518. Excluded from this computation are 581,830 shares held by all directors and executive officers as a group and 532,768 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 9, 2002: 5,597,005

                       DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Shareholders for Fiscal Year ended June 30, 2002. With the exception of those portions, which are incorporated by reference in this Form 10-K Annual Report, the 2002 Annual Report to Shareholders is not deemed to be
filed as part of this report.                                          Part II

Proxy Statement for Annual Meeting of Shareholders dated September 16, 2002. The definitive proxy statement was filed with the Commission on September 13,
2002                                                                   Part III

PART I.

ITEM 1.  BUSINESS
                                  INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. It maintains two subsidiaries. Parkvale Statutory Trust I ("PSTI") is a Connecticut chartered investment company, and Parkvale Savings Bank ("the Bank") is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. PFC and its subsidiaries are collectively referred to herein as "Parkvale." Parkvale is also involved in lending in the greater Washington, D.C. and Columbus, Ohio areas through its wholly-owned subsidiary, Parkvale Mortgage Corporation ("PMC"). The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note O of Notes to the Consolidated Financial Statements in the 2002 Annual Report to Shareholders filed as Exhibit 13 hereto ("2002 Annual Report") for additional details regarding PFC.

                                    THE BANK
GENERAL

The Bank conducts business in the greater Pittsburgh metropolitan area through 38 full-service offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties. With total assets of $1.6 billion at June 30, 2002, Parkvale was the fifth largest financial institution headquartered in the Pittsburgh metropolitan area and eleventh largest financial institution with a significant presence in Western Pennsylvania.

The primary business of Parkvale consists of attracting deposits from the general public in the communities that it serves and investing such deposits, together with other funds, in residential real estate loans, mortgage-backed securities, consumer loans, commercial loans, and investment securities. Parkvale focuses on providing a wide range of consumer and commercial services to individuals, partnerships and corporations in the greater Pittsburgh metropolitan area, which comprises its primary market area. In addition to the loans described above, these services include various types of deposit and checking accounts, including commercial checking accounts and automated teller machines ("ATMs") as part of Star Systems, Inc.

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

Lower housing demand in Parkvale's primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $339.8 million and $202.2 million in fiscal 2002 and 2001, respectively. These represent 72.5% and 66.8% of total mortgage loan originations and purchases for the fiscal year 2002 and 2001, respectively. In addition,

Parkvale operates loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia and Columbus, Ohio. During fiscal 2002, PMC originated a total of $67.1 million or 14.3% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, decreased from $5.4 million at June 30, 2001 to $5.2 million at June 30, 2002. The $200,000 decrease in fiscal 2002 related primarily to the write-down of foreclosed real estate. See "Lending Activities - Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk ("IRR") is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historically liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) deployed excess liquidity, (4) emphasized the origination of short-term and/or variable rate consumer loans and (5) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. More recently from a gap perspective, the excess of interest-bearing liabilities over interest-earning assets, which reprice or mature in one year or less was -4.09% of total assets at June 30, 2002 compared to 3.47% of total assets at June 30, 2001. The cumulative five-year gap ratio was 6.17% at June 30, 2001 and 4.47% at June 30, 2002. Key components of the asset and liability management program are as follows: ARM loans represented approximately 69.4% of the Bank's real estate loan portfolio at June 30, 2002 compared to 72.3% and 69.3% at June 30, 2001 and 2000, respectively. Deposits with terms in excess of one year or more increased $35.4 million from $732.1 million at June 30, 2001 to $767.5 million at June 30, 2002.

The Bank was originally chartered in 1943 as Park Savings and Loan Association and was renamed as a result of its merger with Millvale Savings and Loan Association in 1968. The Bank converted to a state chartered savings bank in 1993. Such charter conversion resulted in the replacement of the Office of Thrift Supervision ("OTS") by the Federal Deposit Insurance Corporation ("FDIC") and the Pennsylvania Department of Banking ("Department") as the Bank's primary regulators. As a Pennsylvania-chartered savings bank, deposits continue to be insured by the FDIC and the Bank retains its membership in the FHLB of Pittsburgh. The savings bank continues to conduct business in a manner substantially identical to the conduct of its business as a savings association. The OTS retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. The Bank is further subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters.

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

Parkvale's economic outlook is characterized by continuing moderate economic growth and low inflation. The target federal funds rate decreased 200 basis points with five rate decreases during fiscal 2002. These rate changes resulted in decreases in both loan and deposit interest rates being offered in the first half of fiscal 2002.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial markets. For additional discussion of asset/liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report.

                                    BUSINESS

LENDING ACTIVITIES

           LOAN ACTIVITY AND PORTFOLIO COMPOSITION

The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

                                                                  2002            2001            2000
                                                                  ----            ----            ----
                                                                            (In Thousands)
TOTAL LOANS RECEIVABLE AT BEGINNING OF YEAR ................      1,127,670     $1,048,785       $1,009,405
Real estate loan originations:
  Residential:
    Single family (1).......................................        108,911         66,233           71,375
    Multifamily.............................................            506          6,955            3,854
  Construction - Single family..............................          3,717         10,838            3,480
  Commercial................................................         15,940         16,575           14,186
                                                               ------------     ----------       ----------
TOTAL REAL ESTATE LOAN ORIGINATIONS.........................        129,074        100,601           92,895

Consumer loan originations..................................         67,127         51,313           27,358
Commercial loan originations................................         35,933         29,776           13,413
                                                               ------------     ----------       ----------
TOTAL LOAN ORIGINATIONS.....................................        232,134        181,690          133,666

Loans acquired through acquisition(2).......................        120,807             -                -
Purchase of loans...........................................        339,807        202,219           85,541
                                                               ------------     ----------       ----------
TOTAL LOAN ORIGINATIONS AND PURCHASES.......................        692,748        383,909          219,207

Principal loan repayments...................................        148,967         99,273           49,444
Mortgage loan payoffs.......................................        436,812        202,388          128,961
Sales of whole loans........................................          2,690          3,363            1,422
                                                               ------------     ----------       ----------
   Net increase in loans....................................        104,279         78,885           39,380
                                                               ------------     ----------       ----------
TOTAL LOANS RECEIVABLE AT END OF YEAR.......................      1,231,949      1,127,670        1,048,785

Less:  Loans in process.....................................            205            205               15
       Allowance for loan losses............................         15,492         13,428           13,368
       Unamortized discounts & loan fees                             (1,387)           773            1,033
                                                               ------------     ----------       ----------
NET LOANS RECEIVABLE AT END OF YEAR........................    $  1,217,639     $1,113,264       $1,034,369
                                                               ============     ==========       ==========

------------
(1) Includes $67.1 million, $50.2 million and $44.9 million of loans originated by PMC during fiscal 2002, 2001 and 2000, respectively.

(2) On January 31, 2002, Parkvale acquired The Second National Bank of Masontown ("SNB").

At June 30, 2002, Parkvale's net loan portfolio amounted to $1.2 billion, representing 74.6% of Parkvale's total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA").

The following table sets forth the composition of the Bank's loan portfolio by type of loan at June 30.

                                                 2002                     2001                        2000
                                                 ----                     ----                        ----
Real estate loans:                       Amount           %         Amount         %          Amount          %
                                         ------         -----       ------       -----        ------        -----
                                                                  (Dollars in Thousands)
     Residential:
         Single family (1)               $893,578       73.4       $849,631       76.3        793,625       76.7
         Multifamily (2)                   18,140        1.5         24,602        2.2         19,482        1.9
         FHA/VA                             1,752        0.1          2,134        0.2          2,719        0.3
     Commercial                            59,136        4.9         55,947        5.0         54,459        5.3
     Other (3)                             35,108        2.9         22,164        2.0         10,387        1.0
                                       ----------    -------     ----------      -----   ------------      -----
Total real estate loans                 1,007,714       82.8        954,478       85.7        880,672       85.2
Consumer loans (4)                        167,956       13.8        132,580       11.9        131,500       12.7
Deposit loans                               3,224        0.2          2,265        0.2          2,325        0.2
Commercial loans                           53,055        4.4         38,347        3.4         34,288        3.3
                                       ----------    -------     ----------      -----   ------------      -----
Total loans receivable                  1,231,949      101.2      1,127,670      101.3      1,048,785      101.4
Less:
     Loans in process                         205        0.0            205        0.0             15        0.0
     Allowance for losses                  15,492        1.3         13,428        1.2         13,368        1.3
     Unamortized premiums
         and discounts                     (1,387)      (0.1)           773        0.1          1,033        0.1
                                       ----------    -------     ----------      -----   ------------      -----
Net loans receivable                   $1,217,639        100%    $1,113,264        100%    $1,034,369        100%
                                       ==========    =======     ==========      =====   ============      =====


                                                                            1999                       1998
                                                                            ----                       ----
Real estate loans:                                                  Amount         %          Amount          %
                                                                    ------       -----        ------        -----
                                                                                (Dollars in Thousands)
     Residential:
         Single family (1)                                          779,346       78.3        677,011       81.3
         Multifamily (2)                                             16,920        1.7         13,024        1.6
         FHA/VA                                                       4,913        0.5          6,329        0.8
     Commercial                                                      43,862        4.4         23,508        2.8
     Other (3)                                                        8,591        0.9          6,005        0.7
                                                                -----------    -------       --------     ------
Total real estate loans                                             853,632       85.8        725,877       87.2
Consumer loans (4)                                                  129,452       13.0        106,266       12.8
Deposit loans                                                         2,749        0.3          2,665        0.3
Commercial loans                                                     23,572        2.4         11,592        1.4
                                                                -----------    -------       --------     ------
Total loans receivable                                            1,009,405      101.5        846,400      101.7

Less:
     Loans in process                                                   230        0.1             47        0.1
     Allowance for losses                                            13,253        1.3         13,233        1.5
     Unamortized premiums and discounts                                 251        0.1            372        0.1
                                                                -----------    -------       --------     ------
Net loans receivable                                            $   995,671        100%      $832,748        100%
                                                                ===========    =======       ========     ======

 (1)   Includes first mortgages secured by one to four unit residences.
 (2)   Includes short-term construction loans to developers.
 (3)   Loans for purchase and development of land.
 (4) Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of loans in each category to total loans at June 30.

                                               2002       2001           2000         1999         1998
                                               ----       ----           ----         ----         ----
Single Family loans                             72.7%        75.5%        75.9%        77.7%         80.7%
Commercial & Multi Family loans                  9.1          9.1          8.0          6.9           5.0
Consumer loans                                  13.9         12.0         12.8         13.1          12.9
Commercial loans                                 4.3          3.4          3.3          2.3           1.4
                                              ------       ------       ------       ------        ------
Total Loans                                    100.0%       100.0%       100.0%       100.0%        100.0%
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

Amounts Due in                   Real Estate              Commercial
Years Ending June 30,             Loans (1)                  Loans
---------------------         -----------------         ---------------
                                             (In Thousands)
2003                                 $  8,897               $20,425
2003 - 2007                            28,436                20,234
2008 and thereafter                   970,381                12,396
                                   ----------               -------
Gross loans receivable (2)         $1,007,714               $53,055
                                   ==========               =======

-------------
(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.
(2) Variable rate and ARM loans represent approximately 69.4% of gross loans receivable at June 30, 2002. Of the $1,031.4 million principal amount of loans maturing after June 30, 2003, loans with an aggregate principal amount of $330.9 million have fixed interest rates and loans with an aggregate principal amount of $700.5 million have variable or adjustable interest rates.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. During fiscal 2002 and fiscal 2001, borrowers were refinancing their mortgage loans in order to take advantage of the lower market rates, as was the case in the early 1990's.

         ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally-insured savings bank, the Bank has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2002, the majority of loans in Parkvale's portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan area. However, 47.6% and 50.0% of Parkvale's total mortgage loan portfolio at June 30, 2002 and 2001, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Colorado, Michigan, Illinois, and Washington. The increase in loans secured by out-of-state properties is due to the loan purchases of $339.8 million, which amounted to 72.5% of Parkvale's total origination and purchases for fiscal 2002 as compared to loan purchases of $202.2 million, or 66.8% of total originations in fiscal 2001. See further discussion below.

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

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 2002, 2001 and 2000 were $232.1 million, $181.7 million and $133.7 million, respectively. Mortgage originations have increased during fiscal 2002 for all major types of loans. See page 5 chart.

LOAN PURCHASES. The asset/liability strategy of owning ARM loans to remain flexible in a volatile interest rate environment was evident during fiscal 2002 as Parkvale increased loan purchases to $339.8 million from $202.2 million in fiscal 2001. In fiscal 2002, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

         RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 89.7%, 89.5% and 78.7% of total mortgage loan originations and purchases in fiscal 2002, 2001 and 2000, respectively. At June 30, 2002, 69.4% of Parkvale's total residential loan portfolio was represented by ARMs. ARM loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets.

         COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages increased from $55.9 million at June 30, 2001 to $59.1 million at June 30, 2002. Commercial loans offer more attractive yields than residential real estate loans, but are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Pittsburgh area, which traditionally has not experienced the dramatic real estate price increases and decreases which have occurred in certain other geographic areas.

         CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, home improvement loans, charge card, automobile and sub-prime loans. Total consumer loans outstanding at June 30, 2002 increased by 26.7% to $168.0 million from $132.6 million at June 30, 2001. Parkvale has been granting home equity lines of credit at up to 120% of collateral value at competitive introductory rates. Of an aggregate $49.1 million in outstanding lines of credit at June 30, 2002, $2.5 million have a loan to value ratio greater than 100% and $10.3 million have a loan to value ratio ranging from 81% to 100%. These loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans.

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

Parkvale offers Visa and Visa Gold cards through the Independent Bankers Association of America. There are no annual fees charged on Visa accounts. Credit card balances outstanding totaled $2.8 million, $3.1 million and $3.4 million at June 30, 2002, 2001 and 2000, respectively. The balance decreased in fiscal 2002 and 2001 primarily due to an increased demand for tax-deductible home equity lines of credit.

Parkvale offers subprime loans through a subsidiary, PV Financial Service, Inc. The portfolio balance was $9.0 million at June 30, 2002 and $9.7 million at June 30, 2001. This portfolio has generated $3.0 million of secured loans during fiscal 2002 and $1.4 million during fiscal 2001.

         COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $53.1 million and $38.3 million at June 30, 2002 and 2001, respectively. The increased loans in fiscal 2002 were the result of additional resources dedicated toward small business lending in the greater Pittsburgh area and to the SNB commercial loan portfolio.

         LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others increased from $7.8 million at June 30, 2001 to $13.1 million at June 30, 2002. This increase from fiscal 2001 to fiscal 2002 is a result of a commercial loan participation in which Parkvale is the lead servicing bank. There have been no mortgage loan securitizations or sale transactions in the last five fiscal years, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the service provider of these loans depending on the terms of the specific program.

In addition to interest earned on loans and income from servicing of loans, Parkvale generally receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies with the volume and type of loans originated. The fees received by Parkvale in connection with the origination of conventional mortgage loans on single-family properties vary depending on the loan terms selected by the borrower.

Parkvale defers loan origination and commitment fees and certain direct loan origination costs over the contractual life of a loan as an adjustment of yield. Indirect loan origination costs are charged to expense as incurred.

Deferred loan origination fees were $774,000, $828,000 and $1.0 million at June 30, 2002, 2001 and 2000, respectively. The balance in fiscal 2002 reflects the fees deferred related to the commercial real estate and commercial loan portfolio.

         NONPERFORMING LOANS AND FORECLOSED REAL ESTATE

The following table sets forth information regarding Parkvale's nonaccrual loans and foreclosed real estate at June 30.

                                          2002      2001      2000      1999      1998
                                         ------    ------    ------    ------    ------
                                                         (In Thousands)
Nonaccrual Loans:
     Mortgage                            $2,871    $1,143    $2,098    $1,982    $2,366
     Commercial                             598       516       244        78        --
                                         ------    ------    ------    ------    ------
Total nonaccrual loans                   $3,469    $1,659    $2,342    $2,060    $2,366
                                         ======    ======    ======    ======    ======
Total nonaccrual loans
     as a percent of total loans           0.28%     0.15%     0.22%     0.21%     0.27%
Total foreclosed real estate, net        $1,717    $3,762    $1,442    $1,106    $2,362
Total amount of nonaccrual
      loans and foreclosed real estate   $5,186    $5,421    $3,784    $3,166    $4,728
Total nonaccrual loans and
     foreclosed real estate as a
     percent of total assets               0.32%     0.39%     0.30%     0.27%     0.43%

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

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, no uncollected interest income is included in earnings for loans, which are on nonaccrual status. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans, which are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. The Bank had a $498,000 loan classified as impaired at June 30, 2002 and no impaired loans at June 30, 2001. The average recorded investment in impaired loans was $249,000 in fiscal 2002. The amount of interest income that has not been recognized was $36,000 at June 30, 2002. Impaired assets include $1.7 million of foreclosed real estate as of June 30, 2002. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. Foreclosed real estate includes $540,000 related to a 1998 foreclosure on a vacant building, which is in the final stages of remediation. $6.5 million was charged to expense on this property during fiscal 2002 as estimated costs to rehabilitate and renovate the building are higher than originally estimated. Periodically, management assesses the need for a valuation allowance or a writedown to account for declines in fair value. As deemed necessary, management will continue to assess the need for a valuation allowance. The process will be influenced by factors such as future additional capitalized costs required, current real estate market and general economic conditions.

Assets classified as substandard/nonaccrual or foreclosed real estate in excess of $400,000, net of reserves, at June 30, 2002 consist of one commercial loan and the commercial property discussed in the preceding paragraph.

As of June 30, 2002, $1.5 million or 64.1% of the nonaccrual single-family mortgage loans totaling $2.4 million were purchased from others, which were secured by 5 single-family properties. The increases are on jumbo owner occupied home loans which are believed to be well collaterized.

        ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the years ended June 30:

                                                          2002        2001          2000         1999         1998
                                                         -----------------------------------------------------------
                                                                             (In Thousands)
Beginning balance                                        $13,428      $13,368      $13,253      $13,223      $14,266
SNB Acquisition                                            1,994           --           --           --           --
Provision for loan losses                                    205          320          236          196          255
Loans recovered:   Consumer                                   34          188           31          119           55
                   Mortgage                                  110           57          105           --           53
                                                         -----------------------------------------------------------
                   Total recoveries                          144          245          136          119          108
                                                         -----------------------------------------------------------

Loans charged-off: Consumer                                 (148)        (421)        (239)        (285)        (391)
                   Commercial                                (19)          --          (13)          --           --
                   Mortgage                                 (112)         (84)          (5)          --       (1,015)
                                                         -----------------------------------------------------------
                   Total charge-offs                        (279)        (505)        (257)        (285)      (1,406)
                                                         -----------------------------------------------------------
Net recoveries (charge-offs)                                (135)        (260)        (121)        (166)      (1,298)
                                                         -----------------------------------------------------------

Ending balance                                           $15,492      $13,428      $13,368      $13,253      $13,223
                                                         ===========================================================

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

The allowance for loan loss was $15.5 million at June 30, 2002 and $13.4 million June 30, 2001 or 1.19% and 1.26% of gross loans at June 30, 2002 and 2001, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

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

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

                                                                     2002             2001              2000
                                                                     ----            -------          --------
                                                                                  (In Thousands)
Federal funds sold                                                 $119,000          $ 97,000         $ 55,600
U.S. Government and agency obligations                               52,032             8,609           18,610
Municipal obligations                                                10,440             5,682            5,385
Corporate debt                                                      121,453            90,217           57,718
Mortgage backed securities                                           15,935            16,515           19,850
Equity securities (at market value)                                  13,080            23,994           20,044
                                                                   --------          --------         --------
     Total investment portfolio                                    $331,940          $242,017         $177,207
                                                                   ========          ========         ========

As part of its investment strategy, Parkvale invests in mortgage-backed securities, the majority of which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae securities are guaranteed by their respective agencies. At June 30, 2002, Parkvale had $15.9 million, or 1.0% of total assets invested in mortgage-backed securities, as compared to 1.7% and 1.6% at June 30, 2001 and 2000, respectively. At June 30, 2002, the mortgage-backed securities consisted of Freddie Mac ($3.6 million); GNMA ($2.0 million); Fannie Mae ($678,000); collateralized mortgage obligations, including REMIC's ($9.0 million) and private participation certificates ($573,000); SBA ($86,000).

The following table shows Parkvale's mortgage-backed security activity during the years ended June 30.

                                                                     2002             2001              2000
                                                                     ----             ----              ----
                                                                                 (In Thousands)
Mortgage-backed securities at beginning of year                    $ 16,515          $ 19,850        $ 26,407
Purchases                                                                --                --           1,678
SNB Acquisition                                                       2,876                --              --
Principal repayments                                                 (3,456)           (3,335)         (8,235)
Sales                                                                    --                --              --
                                                                   --------          --------        --------
Mortgage-backed securities at end of year                          $ 15,935          $ 16,515        $ 19,850
                                                                   ========          ========        ========

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2002 (in Thousands):

U.S. Treasury and U.S. Government agencies:              Carrying Balance    %
                                                         ----------------   ----
  Maturing within one year                                    $  4,571      2.21
  Maturing within five years                                    33,077      3.80
  Maturing within ten years                                     14,384      4.89
States of the U.S. and political subdivisions:
  Maturing within one year                                       1,065      5.43
  Maturing within five years                                     4,529      6.60
  Maturing within ten years                                      1,516      5.88
  Maturing after ten years                                       3,330      7.28
Other Corporate debt:
  Maturing within one year                                      33,391      5.48
  Maturing within five years                                    65,606      6.26
  Maturing within ten years                                         --        --
  Maturing after ten years                                      22,456      7.13
Equity securities                                               13,080      2.87
Mortgage-backed securities                                      15,935      4.93
                                                              --------      ----
  Total                                                       $212,940      5.38
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

Derivative instruments are various instruments used to construct a transaction that is derived from and reflects the underlying value of assets, other instruments or various indices. The primary purpose of derivatives, which include such items as forward contracts, interest rate swap contracts, options and futures, is to transfer price risk associated with the fluctuations of financial instrument value. Parkvale has not entered into any forward contracts, interest rate swap contracts, options or futures in the last three fiscal years.

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

DEPOSITS

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 31 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the Star system with thirty-four ATMs currently operated by Parkvale.

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

The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.

                                          2002                       2001                      2000
                                          ----                    ----------                ----------
                                     Balance       %           Balance       %            Balance       %
                                    ---------   -------       ---------   -------        ---------   -------
                                                        (Dollars in Thousands)
Passbook accounts and
   statement savings                $187,617     13.9%         $136,162    11.5%         $137,579     12.7%
Checking and
    money market accounts            286,217     21.2           208,991    17.7           170,585     15.8
Certificate accounts                 744,629     55.2           728,644    61.8           686,468     63.6
Jumbo certificates                   119,725      8.9            95,017     8.0            75,022      6.9
Accrued interest                      11,151      0.8            11,983     1.0            10,442      1.0
                                  ----------   ------        ----------  ------        ----------    -----
Total Savings Deposits            $1,349,339    100.0%       $1,180,797   100.0%       $1,080,096    100.0%
                                  ==========   ======        ==========  ======        ==========    =====

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

                                          2002                       2001                      2000
                                          ----                    ----------                ----------
                                         Average                    Average                   Average
                                     Balance       %           Balance       %            Balance        %
                                    ---------   -------       ---------   -------        ---------    -----
                                                        (Dollars in Thousands)
Passbook accounts                   $156,746      1.74%        $134,221     2.08%        $137,828      2.11%
Checking and
  money market accounts              227,703      1.03          175,480     1.14          164,781      1.12
Certificate accounts                 850,564      5.53          780,855     6.14          744,286      5.60
Accrued interest                      13,221        --           13,920       --            9,580        --
                                  ----------     -----       ----------    -----       ----------     -----
                                  $1,248,234      3.70%      $1,104,476     4.77%      $1,056,475      4.39%
                                  ==========     =====       ==========    =====       ==========     =====

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

Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania. Parkvale neither advertises for deposits outside of Pennsylvania nor utilizes the services of deposit brokers. Approximately 3.1% of Parkvale's deposits were held by nonresidents of Pennsylvania at June 30, 2002.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

                                                                     2002             2001              2000
                                                                   --------          --------         --------
                                                                                  (In Thousands)
Increase before interest credited                                  $133,720           $70,599           $9,314
Interest credited                                                    34,822            30,102           33,366
                                                                   --------          --------         --------
Net deposit increase                                               $168,542          $100,701          $42,680
                                                                   ========          ========         ========

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity. The following table reflects the makeup of Parkvale's deposit accounts at June 30, 2002, including the scheduled quarterly maturity of CD accounts.

                                                        Amount      % of Total   Average
                                                       in 000'S      Deposits     Rates
                                                      ----------    ----------    -----

Passbook and club accounts                            $  187,617       13.9%       1.74%
Checking and money market accounts                       286,217       21.2        1.03
                                                      ----------      -----       -----
     Total non-certificate accounts                      473,834       35.1        1.20
                                                      ----------      -----       -----
Certificate accounts maturing in quarter ending:
     September 30, 2002                                  147,029       10.9        3.98
     December 31, 2002                                   140,884       10.4        5.19
     March 31, 2003                                       90,137        6.7        5.59
     June 30, 2003                                        76,973        5.7        5.13
     September 30, 2003                                   97,850        7.2        5.31
     December 31, 2003                                    56,526        4.2        6.27
     March 31, 2004                                       27,401        2.0        4.41
     June 30, 2004                                        38,999        2.9        4.72
     September 30, 2004                                   15,872        1.2        4.34
     December 31, 2004                                    13,224        1.0        4.66
     March 31, 2005                                       15,833        1.2        5.53
     June 30, 2005                                        18,580        1.4        6.11
     Thereafter                                          125,046        9.3        5.68
                                                      ----------      -----       -----
Total certificate accounts                               864,354       64.1        5.13
                                                      ----------      -----       -----
     Accrued interest                                     11,151        0.8        0.00
                                                      ----------      -----       -----
Total deposits                                        $1,349,339      100.0%       3.70%
                                                      ==========      =====       =====

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2002 which mature during the years ending June 30:

                                      2003        2004            2005    Thereafter      Total
                                   ---------   ----------      --------   ----------    ---------
Certificates of deposit:                                    (In Thousands)
                 Under 4.00%        $162,586      $51,020      $15,129         $249     $228,984
                 4.00% to 5.99%       97,727       79,175       22,993       66,160      226,055
                 6.00% to 7.99%      194,710       90,581       25,387       58,637      369,315
                                    --------     --------      -------     --------     --------
Total certificates of deposits      $455,023     $220,776      $63,509     $125,046     $864,354
                                    ========     ========      =======     ========     ========

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2002 are summarized as follows:
                                                          (In Thousands)
     3 months or less                                          $ 23,049
     Over 3 months through 6 months                              18,531
     Over 6 months through 12 months                             27,435
     Over 12 months                                              50,710
                                                               --------
              Total                                            $119,725
                                                               ========

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

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                                                     2002              2001             2000
                                                                   --------          --------          -------
                                                                             (Dollars in Thousands)
Average balance outstanding                                        $114,044           $91,230          $58,152
Maximum amount outstanding at any month-end
     during the period                                             $131,121          $116,137          $65,647
Average interest rate                                                 5.67%             5.78%            5.67%
Balance outstanding at June 30                                     $131,121          $116,134          $65,647

The increase in the outstanding average balance from $91.2 million in 2001 to $114.0 million in 2002 is due to additional advances drawn on the FHLB during fiscal 2002. The increases related to new borrowings made during the fourth quarter of fiscal 2002 at rates ranging from 4.97% to 5.62% for advances with a stated maturity of 10 to 15 years, with a conversion option after seven years. Such borrowings were used to fund either loan purchases or loan originations.

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

                                                                      Year Ended June 30,
                                                                     ---------------------
                                                2002 vs. 2001                                       2001 vs. 2000
                                                -------------                                       -------------
                                                            Rate/                                 Rate/
                                   Rate        Volume      Volume       Total        Rate        Volume        Volume     Total
                                 --------      ------      ------       -----      --------      ------        ------     -----
                                                                  (In Thousands)
Interest-earning assets:
     Loans                       ($ 6,811)    $ 5,960    ($   531)    ($ 1,382)      $2,736      $ 3,743        $ 109     $6,588
     Federal funds sold            (2,269)      3,192      (1,937)      (1,014)         (42)       1,160          (19)     1,099
     Investments                     (990)      2,598        (269)       1,339          430        1,059           66      1,555
                                 ----------------------------------------------    ---------------------------------------------
     Total                        (10,070)     11,750      (2,737)      (1,057)       3,124        5,962          156      9,242
                                 ----------------------------------------------    ---------------------------------------------
Interest-bearing liabilities:
     Deposits                      (6,075)      6,857        (796)         (14)       4,015        2,107          177      6,299
     FHLB advances and debt          (144)      1,846         (47)       1,655           18        2,001           13      2,032
                                 ----------------------------------------------    ---------------------------------------------

     Total                         (6,219)      8,703        (843)       1,641        4,033        4,108          190      8,331
                                 ----------------------------------------------    ---------------------------------------------
Net change in net interest
     income (expense)            ($ 3,851)    $ 3,047    ($ 1,894)    ($ 2,698)       ($909)      $1,854        ($ 34)    $  911
                                 =============================================     =============================================

SUBSIDIARIES

Parkvale Financial Corporation maintains two subsidiaries. Parkvale Statutory Trust I ("PSTI") is a Connecticut chartered investment company, and Parkvale Savings Bank ("Parkvale" or "the Bank") is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. PSTI is a subsidiary formed in March 2002 which has borrowed $25 million with $16 million contributed to the Bank in the form of Tier 1 capital.

Pennsylvania law permits a Pennsylvania-chartered, federally-insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. Because Parkvale's subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2002, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.

Parkvale Bank's wholly-owned subsidiaries include Parkvale Investment Corporation ("PIC"), Parkvale Mortgage Corporation ("PMC"), P.V. Financial Service Inc. ("PVFS") and Renaissance Corporation ("Renaissance"). The PIC was formed in fiscal 2000 as a Delaware investment corporation. PMC was acquired in 1986 and currently operates two offices originating residential mortgage loans for the Bank. For additional information regarding PMC, see "Lending Activities". PVFS was incorporated in 1972 and on July 1, 1997, PVFS began operating as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. At June 30, 2002, PVFS had net assets of $9.3 million and $9.0 million of loans outstanding. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2002 is $97,000 in cash.

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

MARKET AREA

The greater Pittsburgh metropolitan area, which is a heavily populated and predominately industrialized region, ranks 21st in population of the metropolitan areas in the country according to the 2000 census. The region's economy is primarily dependent on a combination of the manufacturing trade, services, government, and transportation industries. The economy has experienced a transition away from the steel and steel-related industries to the service industries, such as transportation, health care, education and finance. In addition to containing the corporate headquarters of major industrial and financial corporations, Pittsburgh is also a major regional health and education center, and a large number of high technology firms have established operations in Pittsburgh due to the wide range of support services available.

EMPLOYEES

As of June 30, 2002, Parkvale and its subsidiaries had 400 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

                                   REGULATION
GENERAL

On July 30, 2002, President Bush signed into law the corporate-governance and accounting-oversight bill, also known as the Sarbanes-Oxley Act of 2002 ("the Act"). The bill creates an independent auditing-oversight board under the Securities and Exchange Commission ("SEC"). Parkvale Financial Corporation, the Bank's holding company, is regulated by the SEC. The bill also increases penalties for corporate wrongdoers, forces faster and more-extensive financial disclosure, and creates avenues of recourse for aggrieved shareholders. The Act contains separate provisions that require signed certifications to be made by the chief executive officer and the chief financial officer of all public companies. The Act provides criminal penalties of up to $1.0 million and imprisonment of up to 10 years for an officer that provides a certification knowing it to be untrue.

The Act also addresses functions and responsibilities of audit committees of public companies. These requirements are as follows:

         - RESPONSIBILITIES. Each audit committee is directly responsible for the appointment, compensation and oversight of the work of the Company's outside auditors, and the auditors must report directly to the audit committee;

         - INDEPENDENCE. Each audit committee member must be "independent," which under the Act means that he or she cannot (other than in his or her capacity as a member of the audit committee, the board or any other board committee) accept any consulting, advisory or other compensatory fees from the Company or be affiliated with the Company or any of its subsidiaries;

         - WHISTLEBLOWER PROCEDURES. Each audit committee must establish procedures to receive and respond to any complaints and concerns regarding the Company's accounting, accounting controls or auditing matters. These procedures would include enabling the Company's employees to transmit concerns regarding questionable accounting or auditing matters by "confidential, anonymous submission";

         - ENGAGEMENT OF ADVISORS. In recognition of the audit committee's independent status, each audit committee is authorized to engage independent counsel and other advisors; and

         - PAYMENT OF EXPENSES. The Company must provide the appropriate funding, as determined by the audit committee, for payment of compensation to the auditors and advisors of the audit committee.

On September 5, 2002, the SEC published accelerated filing deadlines for Forms 10-K and Forms 10-Q. The accelerated guidelines as they affect Parkvale are as follows:

         - For Form 10-K, fiscal 2003 filing deadline remains at 90 days or 9/28/03; fiscal 2004 filing deadline is 75 days or 9/13/04; fiscal 2005 and thereafter filing deadline is 60 days or 8/29/05.

         - For Form 10-Q, quarterly reports filing deadline during fiscal 2003 and 2004 remains at 45 days, i.e. 11/14/02 for the first quarter of 2003 and 11/14/03 for the first quarter of 2004; quarterly reports filing deadline during fiscal 2005 is 40 days, i.e. 11/9/04 for the first quarter of 2005; quarterly reports filing deadline during fiscal 2006 is 35 days, i.e. 11/4/05 for the first quarter of 2006.

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

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and total risk-based capital equal to at least 8.0% of risk-weighted assets. Total capital includes both Tier I and Tier II (supplementary) capital, with Tier II capital limited to no more than the amount of Tier I capital. At June 30, 2002, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and total capital ratios of 6.4% and 11.3%, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required, among other things, each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. On June 26, 1996, the FDIC, the FRB and the Office of the Comptroller of the Currency ("OCC"), collectively, "the agencies", jointly issued a policy statement providing bankers guidance on sound interest rate risk management practices. This policy statement augments the action taken by the agencies in August 1995 to implement the portion of FDICIA addressing risk-based capital standards for interest rate risk. The agencies elected not to pursue a standardized measure and explicit capital charge for interest rate risk. Instead, the policy statement encourages banks to use their own internal models to measure IRR but emphasizes that they must have adequate board and senior management oversight and a comprehensive process for managing IRR.

Parkvale's management does not anticipate difficulty in meeting the capital requirements in the future. However, there can be no assurance that this will be the case. Failure to maintain minimum levels of required capital will result in the submission to the applicable FDIC Regional Director for review and approval of a reasonable plan describing the means and timing by which the bank shall achieve its minimum Tier I ratio and may result in the imposition by the Pennsylvania Department of Banking or the FDIC of various operational restrictions, including limitations as to the rate of interest that may be paid on deposit accounts, the taking of deposits, the issuance of new accounts, the ability to originate particular types of loan, and the purchase of loans or the making of specified other investments. Alternatively, the institution may be placed into receivership or conservatorship under the FDIC, which would be charged with managing the institution until it could be sold or liquidated.

INVESTMENT IN SUBSIDIARIES. Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. However, certain exemptions generally apply where: (i) a subsidiary is engaged in activities impermissible for national banks solely as an agent for its customers and (ii) the subsidiary is engaged solely in mortgage-banking activities. These provisions have not reduced or limited Parkvale's business activity or resulted in any deductions to capital.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Parkvale had a $10.3 million investment in stock of the FHLB of Pittsburgh at June 30, 2002 to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2002, the Bank had $131.1 million of outstanding advances from the FHLB of Pittsburgh.

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

FEDERAL RESERVE SYSTEM

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts (primarily checking accounts) and certain nonpersonal time deposits. Money market deposit accounts are subject to the reserve requirement applicable to nonpersonal time deposits when held by a person other than a natural person. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. Parkvale satisfies its reserve requirement with vault cash.

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

                                    TAXATION

FEDERAL TAXATION

For federal income tax purposes, PFC and its subsidiaries file a consolidated return on a calendar year basis and report their income and expenses on the accrual basis of accounting. Since 1987, corporations are subject to the corporate alternative minimum tax to the extent this tax would exceed the regular tax liability. PFC has not been subject to this tax in the past and does not anticipate being subject to this tax in future years given its current level of financial and taxable income. With certain exceptions, no deduction is allowed for interest expense allocable to the purchase or carrying of tax-exempt obligations acquired after August 7, 1986.

PFC's income tax returns for calendar 1999, 2000 and 2001 have been filed with the IRS and are open to examination. However, PFC has not yet been advised by the IRS if an examination will be performed. All income tax returns for calendar 1998 and prior years have been either accepted as filed or settled with the IRS with such settlements not resulting in a significant charge to income.

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

ITEM 2.       PROPERTIES

Parkvale presently conducts its business from its main office and 37 branch offices located in the Pittsburgh metropolitan area. Parkvale owns the building and land for 18 of its offices and leases its remaining 20 offices. Such leases expire through 2021. PMC leases facilities outside of Pennsylvania for two loan origination centers. At June 30, 2002, Parkvale's land, building and equipment had a net book value of $10.1 million.

ITEM 3.       LEGAL PROCEEDINGS.

PFC and its subsidiaries, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising out of such other lawsuits will have a material adverse effect on PFC's nor its subsidiaries' financial positions or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.



The information required herein is incorporated by reference from page 32 of PFC's 2002 Annual Report.

ITEM 6.       SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 1 of PFC's 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 4 to 12 of PFC's 2002 Annual Report.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required herein is incorporated by reference from pages 4 to 12 of PFC's 2002 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 13 to 30 of PFC's 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 4 to 9 of the definitive proxy statement of the Corporation for the 2002 Annual Meeting of Stockholders, which was filed on September 13, 2002 (the "definitive proxy statement").

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

PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):


                                                                                                         Page
                                                                                                         ----
         Consolidated Statements of Financial Condition at June 30, 2002 and 2001                         13

         Consolidated Statements of Operations for each of the three years
               in the period ended June 30, 2002.                                                         14

         Consolidated Statements of Cash Flows for each of the three years
               in the period ended June 30, 2002.                                                         15

         Consolidated Statements of Shareholders' Equity for each of the three years
               in the period ended June 30, 2002.                                                         16

         Notes to Consolidated Financial Statements                                                 17 to 30

         Report of Independent Auditors                                                                   31

    (2) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.

No. Exhibits                                                                                         Page
------------                                                                                         ----
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

         10(c) 1993 Key Employee Stock Compensation Program                                                x

         10(d) 1993 Directors' Stock Option Plan                                                           &

         10(e) Consulting Agreement with Robert D. Pfischner                                               ~

         10(f)  Employment Agreement with Robert J. McCarthy, Jr.                                          #

         10(f)1 Change in Control Severance Agreement with Timothy G. Rubritz.                            ##

         10(g)  Employee Stock Ownership Plan                                                              &

         10(h)  Executive Deferred Compensation Plan                                                       &

         10(i)  Supplemental Employee Benefit Plan                                                         +

         13 Excerpts of the 2002 Annual Report to Shareholders filed herewith. Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission ("the SEC") only and is not deemed to be "filed" as part of this Form 10-K.

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

         (b)   REPORTS ON FORM 8-K

               A Form 8-K was filed July 5, 2002 for an event dated June 25, 2002 concerning impairment charges.

         (c)   See (a) (2) above for all exhibits filed herewith and the
               Exhibit Index.

         (d) There are no other financial statements and financial statement schedules, which were excluded from the Annual Report to Shareholders, which are required to be included herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PARKVALE FINANCIAL CORPORATION

Date:         September 16, 2002       By:      /s/ Robert J. McCarthy, Jr.
                                                ---------------------------
                                                Robert J. McCarthy, Jr.
                                                Director, President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr.                           September 16, 2002
---------------------------                           ------------------
Robert J. McCarthy, Jr.,                                       Date
Director, President and
Chief Executive Officer

/s/ Timothy G. Rubritz                                September 16, 2002
------------------------                              ------------------
Timothy G. Rubritz,                                            Date
Vice President - Treasurer
(Chief Financial & Accounting Officer)

/s/ Robert D. Pfischner                               September 16, 2002
------------------------                              ------------------
Robert D. Pfischner, Chairman of the Board                     Date

/s/ Fred P. Burger, Jr.                               September 16, 2002
------------------------                              ------------------
Fred P. Burger, Jr., Director                                  Date

/s/ Andrea F. Fitting                                 September 16, 2002
---------------------                                 ------------------
Andrea F. Fitting, Director                                    Date

/s/ Patrick J. Minnock                                September 16, 2002
----------------------                                ------------------
Patrick J. Minnock, Director                                   Date

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Robert J. McCarthy, Jr., the President and Chief Executive Officer of Parkvale Financial Corporation, certify that:

         1. I have reviewed this annual report on Form 10-K of Parkvale Financial Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 16, 2002                /s/ Robert J. McCarthy, Jr.
                                         -------------------------------------
                                         Robert J. McCarthy, Jr.
                                         President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, Timothy G. Rubritz, Vice President-Treasurer and Chief Financial Officer of Parkvale Financial Corporation, certify that:

         1. I have reviewed this annual report on Form 10-K of Parkvale Financial Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 16, 2002                /s/ Timothy G. Rubritz
                                         -------------------------------------
                                         Timothy G. Rubritz
                                         Vice President-Treasurer and Chief
                                            Financial Officer

                  CERTIFICATION PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

    The undersigned executive officers of the registrant hereby certify that this Form 10-K fully complies with the requirements of Section 13(a) of the Securitie Exchange Act of 1934 and that the information contained herein fairly presents, in all material respects, the financial condition and results of operations of the registrant.

By: /s/ Robert J. McCarthy, Jr.
    ---------------------------------
    Robert J. McCarthy, Jr.
    Director, President and
    Chief Executive Officer



By: /s/ Timothy G. Rubritz
    ---------------------------------
    Timothy G. Rubritz
    Vice President - Treasurer
    (Chief Financial & Accounting Officer)