Form 10-Q
period 2002-09-30
PARKVALE FINANCIAL CORP
filed 2002-11-13
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

The closing sales price of the Registrant's Common Stock on November 7, 2002 was $24.24 per share.

Number of shares of Common Stock outstanding as of November 7, 2002 was 5,541,805.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                              Page
---------------------------------                                              ----
Item 1.
Consolidated Statements of Financial Condition as of September 30, 2002
  and June 30, 2002                                                              3

Consolidated Statements of Operations for the three months ended
  September 30, 2002 and 2001                                                    4

Consolidated Statements of Cash Flows for the three months ended
  September 30, 2002 and 2001                                                  5-6

Consolidated Statements of Shareholders' Equity as of September 30, 2002         6

Notes to Unaudited Interim Consolidated Financial Statements                   7-8

Item 2.
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                        9-13

Item 3.
Quantitative and Qualitative Disclosures about Market Risk                       14

Item 4.
Controls and Procedures                                                          14

Part II - Other Information                                                      14

Signatures and Certifications                                                 15-18

Item 1.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                               SEPTEMBER 30,       June 30,
                                     ASSETS                                        2002              2002
                                                                                -----------       -----------
                                                                                (unaudited)
Cash and noninterest earning deposits                                           $    35,701       $    25,050
Federal funds sold                                                                   97,000           119,000
Interest-earning deposits in other banks                                             16,559            17,473
Investment securities available for sale (cost of
  $17,029 at September 30 and $11,780 at June 30)                                    18,217            13,080
Investment securities held to maturity (fair value
  of $230,713 at September 30 and $201,098 at June 30)                              228,785           199,860
Loans, net of allowance of $15,480 at September 30
  and $15,492 at June 30                                                          1,207,972         1,217,639
Foreclosed real estate, net                                                           1,729             1,717
Office properties and equipment, net                                                  9,924            10,080
Intangible assets and deferred charges                                               11,677            11,787
Prepaid expenses and other assets                                                    14,189            16,506
                                                                                -----------       -----------
                                Total Assets                                    $ 1,641,753       $ 1,632,192
                                                                                ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Savings deposits                                                                $ 1,350,534       $ 1,349,339
Advances from Federal Home Loan Bank                                                146,117           131,121
Trust preferred securities                                                           25,000            25,000
Other debt                                                                           15,172            16,875
Escrow for taxes and insurance                                                        3,738             7,882
Other liabilities                                                                     4,932             4,571
                                                                                -----------       -----------
                                Total Liabilities                                 1,545,493         1,534,788
                                                                                ===========       ===========

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                                    --                --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                                6,735             6,735
Additional Paid in Capital                                                            4,293             4,293
Treasury Stock at cost (1,151,689 shares in September
   and 1,034,483 in June)                                                           (22,060)          (19,128)
Accumulated Other Comprehensive Income                                                  754               826
Retained Earnings                                                                   106,538           104,678
                                                                                -----------       -----------
                                Total Shareholders' Equity                           96,260            97,404
                                                                                -----------       -----------

                                Total Liabilities and Shareholders' Equity      $ 1,641,753       $ 1,632,192
                                                                                ===========       ===========


                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)


                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     2002           2001
                                                    -------        -------
Interest Income:                                         (unaudited)
     Loans                                          $19,745        $20,412
     Investments                                      2,942          2,425
     Federal funds sold                                 507            949
                                                    -------        -------
         Total interest income                       23,194         23,786
                                                    -------        -------

Interest Expense:
     Savings deposits                                12,322         13,915
     Borrowings                                       2,386          1,672
                                                    -------        -------
         Total interest expense                      14,708         15,587
                                                    -------        -------

Net interest income                                   8,486          8,199
Provision for loan losses                                48             52
                                                    -------        -------
Net interest income after
     provision for losses                             8,438          8,147
                                                    -------        -------

Noninterest Income:
     Service charges on deposit accounts              1,065            851
     Other fees and service charges                     379            237
     Gain on sale of assets                              --            422
     Miscellaneous                                      284            421
                                                    -------        -------
         Total other income                           1,728          1,931
                                                    -------        -------

Noninterest Expenses:
     Compensation and employee benefits               3,267          2,709
     Office occupancy                                   974            839
     Marketing                                          151            118
     Office supplies, telephone, and postage            410            318
     Miscellaneous                                      994            753
                                                    -------        -------
         Total other expenses                         5,796          4,737
                                                    -------        -------

Income before income taxes                            4,370          5,341
Income tax expense                                    1,508          1,854
                                                    -------        -------

Net income                                          $ 2,862        $ 3,487
                                                    =======        =======

Net income per share:
     Basic                                          $  0.51        $  0.62
     Diluted                                        $  0.50        $  0.61

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             2002              2001
                                                                           ---------         ---------
Cash flows from operating activities:                                             (unaudited)
     Interest received                                                     $  24,840         $  23,753
     Loan fees received (premiums paid)                                         (223)               47
     Other fees and commissions received                                       1,729             1,466
     Interest paid                                                           (14,654)          (15,594)
     Cash paid to suppliers and others                                        (5,083)           (4,119)
     Income taxes paid                                                            --            (1,501)
                                                                           ---------         ---------
     Net cash provided by operating activities                                 6,609             4,052

Cash flows from investing activities:
     Proceeds from sale of investment securities available for sale               --               504
     Proceeds from maturities of investments                                  38,185            10,998
     Purchase of investment securities available for sale                     (5,250)               --
     Purchase of investment securities held to maturity                      (67,171)          (11,994)
     Maturity of deposits in other banks                                         914             3,045
     Purchase of loans                                                      (118,734)          (69,533)
     Proceeds from sales of loans                                                897               444
     Principal collected on loans                                            168,329           110,373
     Loans made to customers, net of loans in process                        (41,353)          (51,960)
     Other                                                                      (161)             (186)
                                                                           ---------         ---------
     Net cash used in investing activities                                   (24,344)           (8,309)

Cash flows from financing activities:
     Net increase (decrease) in checking and savings accounts                 (5,101)            7,269
     Net (decrease) increase in certificates of deposit                        6,295            (7,470)
     Proceeds from FHLB advances                                              20,000                --
     Repayment of FHLB advances                                               (5,003)           (5,003)
     Net decrease in other borrowings                                         (1,704)              (19)
     Decrease in borrowers' advances for tax & insurance                      (4,143)           (3,876)
     Cash dividends paid                                                      (1,026)           (1,020)
     Acquisition of treasury stock                                            (2,932)               --
                                                                           ---------         ---------

     Net cash (used in) provided by financing activities                       6,386           (10,119)
                                                                           ---------         ---------
Net decrease in cash and cash equivalents                                    (11,349)          (14,376)

     Cash and equivalents at beginning of period                             144,050           115,208
                                                                           ---------         ---------
     Cash and equivalents at end of period                                 $ 132,701         $ 100,832
                                                                           =========         =========


Reconciliation of net income to net cash provided by operating activities:

                                                                               THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                               2002           2001
                                                                             -------         -------
Net income                                                                   $ 2,862         $ 3,487
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               427             213
     Accretion and amortization of loan fees and discounts                       751              66
     Loan fees collected and deferred                                           (223)             47
     Provision for loan losses                                                    48              52
     Gain on sale of  assets                                                      --            (422)
     Decrease (increase) in accrued interest receivable                          802               7
     Increase (decrease) in other assets                                         115             124
     (Increase) decrease in accrued interest payable                              55              (7)
     Increase in other liabilities                                             1,772             485
                                                                             -------         -------
     Total adjustments                                                         3,747             565
                                                                             -------         -------
Net cash provided by operating activities                                    $ 6,609         $ 4,052
                                                                             =======         =======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $189 for the three months ended September 30, 2002 and $39 for the three months ended September 30, 2001.



                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
                                   (unaudited)


                                                                                Accumulated
                                                                                   Other                        Total
                                        Common       Paid-in      Treasury     Comprehensive    Retained    Shareholders'
                                         Stock       Capital       Stock           Income       Earnings       Equity
                                        ------       -------      --------     -------------    --------    -------------
Balance, June 30, 2002                  $6,735       $4,293       ($19,128)         $826        $104,678       $97,404

Net income, three months
  ended September 30, 2002                                                                         2,862         2,862

Unrealized security gains (losses) on
  available-for-sale securities                                                      (72)                          (72)
   Comprehensive Income                                                                                          2,790

Treasury stock purchased                                            (2,932)                                     (2,932)

Dividends on common stock at
  $0.18 per share                                                                                 (1,002)       (1,002)
                                        ------       ------       --------          ----        --------       -------
Balance, September 30, 2002             $6,735       $4,293       $(22,060)         $754        $106,538       $96,260
                                        ======       ======       ========          ====        ========       =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1.  Statements of Operations

The statements of operations for the three months ended September 30, 2002 and 2001 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results which may be expected for fiscal 2003. The Annual Report on Form 10-K for the year ended June 30, 2002 contains additional information and should be read in conjunction with this report.

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

                                                                       2002              2001
                                                                    ----------        ----------
Numerator for basic and diluted earnings per share:
     Net Income                                                     $    2,862        $    3,487

Denominator:
     Weighted average shares for basic earnings per share            5,639,270         5,667,277
     Effect of dilutive employee stock options                          93,786            91,929
                                                                    ----------        ----------
     Weighted average shares for dilutive earnings per share         5,733,056         5,759,206
                                                                    ==========        ==========

Net income per share:
     Basic                                                          $     0.51        $     0.62
     Diluted                                                        $     0.50        $     0.61
Dividends per share                                                 $     0.18        $     0.18


3.  Loans
Loans are summarized as follows:

                                                                     SEPTEMBER 30,          June 30,
                                                                          2002                2002
                                                                      -----------         -----------
Mortgage loans:
     Residential:
       1-4 Family                                                     $   888,337         $   895,330
       Multifamily                                                         18,691              18,140
     Commercial                                                            58,059              59,136
     Other                                                                 35,934              35,108
                                                                      -----------         -----------
                                                                        1,001,021           1,007,714
Consumer loans                                                            164,863             167,956
Commercial business loans                                                  52,891              53,055
Loans on savings accounts                                                   3,167               3,224
                                                                      -----------         -----------
                                                                        1,221,942           1,231,949
Less: Loans in process                                                        181                 205
        Allowance for loan losses                                          15,480              15,492
        Unamortized discount (premiums) and deferred loan fees             (1,691)             (1,387)
                                                                      -----------         -----------
Loans, net                                                            $ 1,207,972         $ 1,217,639
                                                                      ===========         ===========

The following summary sets forth the activity in the allowance for loan losses for the three months ended September 30:

                                                 2002                2001
                                               --------            --------
Beginning balance                              $ 15,492            $ 13,428
Provision for losses - mortgage loans                --                  --
Provision for losses - consumer loans                48                  52
Loans recovered                                      62                  22
Loans charged off                                  (122)                (68)
                                               --------            --------
Ending balance                                 $ 15,480            $ 13,434
                                               ========            ========
Nonperforming loans and
  foreclosed real estate                       $  5,610            $  7,341
     As a percent of total assets                  0.34%               0.52%


4.  Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the three months ended September 30, 2002 and 2001, total comprehensive income amounted to $2,790 and $2,927, respectively.

5.  New Accounting Pronouncements

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement is effective for fiscal years beginning after December 15, 2001. Management has evaluated the impact of this statement and has determined that there is no material effect on Parkvale's financial position or results of operations.

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002.

Statement of Financial Accounting Standards No. 147, Acquisition of Certain Financial Instruments, which clarifies FASB 142 that, if certain conditions are met, an acquisition of less-than-whole financial institutions should be accounted for as a business combination. As a result of statement 147, entities are required to reclassify and restate both the goodwill and amortization expense as of the date FASB 142 was adopted. This statement is effective October 1, 2002. Management has evaluated the impact of this statement and has determined that there is no material effect on Parkvale's financial position or results of operations.

Item 2.
                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)


Balance Sheet Data:                                                                    SEPTEMBER 30,
                                                                                  2002              2001
                                                                              -----------------------------
Total assets                                                                    $1,641,753        $1,401,152
Loans, net                                                                       1,207,972         1,123,521
Interest-earning deposits and federal funds sold                                   113,559            93,306
Total investments                                                                  247,002           144,659
Savings deposits                                                                 1,350,534         1,180,596
FHLB advances and other debt                                                       146,117           111,131
Shareholders' equity                                                                96,260            97,002
Book value per share                                                                $17.24            $17.12

Statistical Profile:

                                                                                        THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,  (1)
                                                                                      2002             2001
                                                                                   ---------------------------
Average yield earned on all
   interest-earning assets                                                           5.93%            6.94%
Average rate paid on all
   interest-bearing liabilities                                                      3.78%            4.82%
Average interest rate spread                                                         2.15%            2.12%
Net yield on average
   interest-earning assets                                                           2.17%            2.39%
Other expenses to average assets                                                     1.43%            1.35%
Taxes to pre-tax income                                                             34.51%           34.71%
Return on average assets                                                             0.70%            0.99%
Return on average equity                                                            11.90%           15.19%
Average equity to average total assets                                               5.92%            6.54%

                                                                                         AT SEPTEMBER 30,
                                                                                      2002              2001
                                                                                  -----------------------------
One year gap to total assets                                                        -5.02%            0.93%
Intangibles to total equity                                                         12.13%            0.25%
Capital to assets ratio                                                              5.86%            6.92%
Ratio of nonperforming assets to total assets                                        0.34%            0.52%
Number of full-service offices                                                         38               33


(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:
Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following at September 30, 2002 versus year-end June 30, 2002.

                                                       SEPTEMBER 30, 2002        June 30, 2002
                                                       ------------------        -------------
                                                              (Dollars in 000's)
Delinquent single-family mortgage loans                            $2,927                $2,373
Delinquent other loans                                                581                   598
                                                                ---------               -------
Total of nonperforming loans                                       $3,508                $2,971
Total of impaired loans                                               373                   498
Real estate owned, net                                              1,729                 1,717
                                                                  -------               -------
Total                                                              $5,610                $5,186
                                                                  =======                ======

Nonperforming and impaired loans and real estate owned represent 0.34% and 0.32% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at September 30, 2002 consisted of 30 single family owner occupied homes. As of September 30, 2002, $1.7 million or 56.7% of the nonaccrual mortgage loans totaling $2.9 million were purchased from others. The $1.7 million of the delinquent loans purchased by others are comprised of 6 loans which management believes are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principle and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $209,000 at September 30, 2002 and $191,000 at June 30, 2002. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had a $373,000 loan classified as impaired at September 30, 2002 and $498,000 at June 30, 2002. The average recorded investment in impaired loans is $373,000 for the September 2002 quarter. The amount of interest income that has not been recognized was $37,000 at September 30, 2002. Impaired assets include $1.7 million of foreclosed real estate as of September 30, 2002. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. Foreclosed real estate includes $814,000 related to a 1998 foreclosure on a vacant building, which is in the final stages of remediation. Periodically, management assesses the need for a valuation allowance or a writedown to account for declines in fair value. A $6.5 million writedown was established for this property during fiscal 2002 as estimated costs to rehabilitate and renovate the building were higher than originally estimated. As deemed necessary, management will continue to assess the need for a valuation allowance. The process will be influenced by factors such as future additional capitalized costs required, current real estate market and general economic conditions.

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses was $15.5 million at September 30, 2002 and June 30, 2002 and $13.4 million at September 30, 2001 or 1.27%, 1.26% and 1.18% of gross loans at September 30, 2002, June

30, 2002 and September 30, 2001. The increase in the allowance during fiscal 2002 includes $2.0 million of allowances acquired via the SNB acquisition. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

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

LIQUIDITY AND CAPITAL RESOURCES:
Federal funds sold decreased $22 million or 18.5% from June 30, 2002 to September 30, 2002 due mainly to funds being invested in higher-yielding investment securities. Investment securities held to maturity increased $28.9 million or 14.5% from June 30, 2002 to September 30, 2002. Escrow for taxes and insurance decreased by $4.1 million or 52.6% as a result of the remittance of property taxes to the various taxing districts during the quarter. Parkvale Bank's FHLB advance available maximum borrowing capacity is $864.6 million. If Parkvale were to experience a deposit run off in excess of the available cash resources invested in cash and cash equivalents, this available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $96.3 million or 5.9% of total assets at September 30, 2002. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2002, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.53% and 11.51%, respectively.

The regulatory capital ratios for Parkvale Bank at September 30, 2002 are calculated as follows:

                                                                        Tier I            Tier I            Tier Ii
                                                                         Core           Risk-based        Risk-based
                                                                        Capital           Capital           Capital
                                                                     -----------        ----------       ----------
Equity Capital (1)                                                      $117,057         $117,057          $117,057
Less non-allowable intangible assets                                    (11,677)         (11,677)          (11,677)
Less unrealized securities gains                                           (238)            (238)             (238)
Plus permitted valuation allowances (2)                                       --               --            12,854
Plus allowable unrealized holding gains (3)                                  --                --               168
                                                                      ----------       ----------       -----------
   Total regulatory capital                                              105,142          105,142           118,164
Minimum required capital                                                  64,356           41,051            82,101
                                                                      ----------       ----------       -----------
   Excess regulatory capital                                             $40,786          $64,091           $36,063
   Adjusted total assets                                              $1,608,909       $1,026,267        $1,026,267

Regulatory capital as a percentage                                         6.53%            10.25%           11.51%
Minimum capital required as a percentage                                   4.00%             4.00%            8.00%
                                                                      ----------       -----------      -----------
Excess regulatory capital as a percentage                                  2.53%             6.25%            3.51%
                                                                      ==========       ===========      ===========
Well capitalized requirement                                               5.00%             6.00%           10.00%
                                                                      ==========       ===========      ===========

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2002.
(2)  Limited to 1.25% of risk adjusted total assets.
(3)  Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

For the three months ended September 30, 2002, Parkvale reported net income of $2.9 million or $0.50 per diluted share down from net income of $3.5 million or $0.62 per diluted share for the quarter ended September 30, 2001. The $625,000 decrease in net income for the September 2002 quarter reflects decreased margins on earning assets, an increase in non-interest expense, partially offset by increased fee income. Fee income and non-interest expense increases are primarily related to the acquisition of the Second National Bank of Masontown ("SNB") acquired January 31, 2002. Net interest income increased to $8.5 million from $8.2 million for the prior period, which is attributable to an increase of $191 million in interest earning assets related to the SNB transaction. The September 2001 quarter reflects a security gain of $422,000 (pre-tax). Absent this gain, net income would have been $3.2 million or $0.56 per share for the quarter ended September 30, 2001. Return on average equity was 11.90% for the September 2002 quarter compared to 15.19% for the September 2001 quarter.

INTEREST INCOME:
Parkvale had interest income of $23.2 million during the three months ended September 30, 2002 versus $23.8 million during the comparable period in 2001. The $592,000 decrease is the result of a 101 basis point decrease in the average yield from 6.94% in 2001 to 5.93% in 2002 mitigated by a $193.5 million or 14.1% increase in the average balance of interest-earning assets. Interest income from loans decreased $667,000 or 3.3% resulting from an 83 basis point decrease in the average yield from 7.32% in 2001 to 6.49% in 2002 offset by an increase in the average outstanding loan balances of $100.9 million or 9.0%. The decrease in the average yield reflects the adverse impact of loan repayments of $580 million in fiscal 2002 plus the additional $168 million in payments during the September 2002 quarter. New loans granted and purchased during the past 15 months have been at substantially lower rates reflective of lower market rates. Investment interest income increased by $517,000 or 21.3% due to an increase of $85.6 million or 58.1% in the average balance and offset, by a 152 basis point decrease in the average yield from 6.57% in 2001 to 5.05% in 2002. Interest income earned on federal funds sold decreased $442,000 or 46.6% from the 2001 quarter due to a 177 basis point decrease in the average yield from 3.54% in 2001 to 1.78% in 2002. This decrease was mitigated, somewhat, by an increase in the average balance of $7.0 million or 6.6%. The weighted average yield on all interest earning assets was 5.93 % at September 30, 2002 and 7.02% at September 30, 2001.

INTEREST EXPENSE:
Interest expense decreased $879,000 or 5.6% from the 2002 to the 2001 quarter. The decrease was due to a 103 basis point decrease in the average rate paid on deposits and borrowings from 4.82% in 2001 to 3.78% in 2002 and offset by an increase in the average deposits and borrowings of $223.9 million. The rates paid in the September 2002 quarter reflects a 6 basis point decrease from the 3.84% paid in the June 2002 quarter. At September 30, 2002, the average rate payable on liabilities was 3.70% for deposits, 5.26% for borrowings, 5.47% for trust preferred securities and 3.88% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. Parkvale's provision for loan losses decreased by $4,000 from the 2001 to the 2002 quarter. Aggregate valuation allowances were 1.27% and 1.26% of gross loans at September 30, 2002 and June 30, 2002, respectively.

Nonperforming loans and real estate owned were $5.6 million, $5.2 million and $7.3 million at September 30, 2002, June 30, 2002 and September 30, 2001, representing 0.34%, 0.32% and 0.52% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2002 were $15.5 million.

The allowance for loan loss is continually monitored by management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses at September 30, 2002.

OTHER INCOME:
Total other income decreased by $203,000 or 10.5% in 2002 due to a prior period gain on the sale of assets of $422,000. Other income absent this gain in the prior period increased $219,000 or 14.5% due to an increase on service fees on all types of deposit and loan products.

OTHER EXPENSE:
Total other expense increased by $1.1 million or 22.4% for the three months ended September 30, 2002. This increase is due principally to increases in compensation and office occupancy of $558,000 and $135,000, or 20.6% and 16.1%, respectively. Compensation has risen slightly over the prior year due mainly to an increase in full-time equivalents relating to the acquisition of SNB offices. Office occupancy has increased due to the addition of five branch offices from the SNB acquisition. Miscellaneous expense increased $235,000 due to an increase of products and services as a result of the SNB acquisition. Annualized noninterest expense as a percentage of average assets were 1.43% for the quarter ended September 30, 2002 as compared to 1.35% for the quarter ended September 30, 2001.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk Quantitative and qualitative disclosures about market risk are presented at June 30, 2002 in item 7a of Parkvale Financial Corporation's Form 10-K, filed with the SEC on September 17, 2002. Management believes that there have been no material changes in Parkvale's market risk since June 30, 2002.

Item 4. Controls and Procedures
         Disclosure controls and procedures are monitored and supervised by the Registrant's management, including the CEO and CFO, to the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  None

Item 2.  Changes in Securities                                              None


Item 3.  Defaults Upon Senior Securities                                     N/A

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 2002 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 24, 2002. Of 5,625,405 shares eligible to vote, 87.4% or 4,917,634 were voted by proxy.

(b) The shareholders voted to elect the nominee for director, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Fred P. Burger, Jr. as director were 4,783,780 shares in favor and 133,854 shares withheld.

(c) The recommendation by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 4,890,151 shares in favor, 16,115 shares against and 11,368 shares abstaining.

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

                                               Parkvale Financial Corporation

DATE: NOVEMBER 12, 2002                        By: /s/ ROBERT J. MCCARTHY, JR.
      ---------------------                       ----------------------------
                                               Robert J. McCarthy, Jr.
                                               President and
                                               Chief Executive Officer


DATE: NOVEMBER 12, 2002                        By: /s/ TIMOTHY G. RUBRITZ
      -----------------                           ----------------------------
                                               Timothy G. Rubritz
                                               Vice President, Treasurer and
                                               Chief Financial Officer

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. McCarthy, Jr., President and Chief Executive Officer of Parkvale Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Parkvale Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                   /s/ Robert J. McCarthy, Jr.
      ------------------                   ------------------------------------
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

I, Timothy G. Rubritz, Vice President-Treasurer and Chief Financial Officer of Parkvale Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Parkvale Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 12, 2002                         /s/ Timothy G. Rubritz
       --------------------                    --------------------------------
                                                Timothy G. Rubritz
                                                Vice President-Treasurer and
                                                   Chief Financial Officer