Form 10-Q
period 2002-12-31
PARKVALE FINANCIAL CORP
filed 2003-01-28
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                           COMMISSION FILE NO: 0-17411

                         PARKVALE FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                             25-1556590
    ----------------                                     -----------------------
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

The closing sales price of the Registrant's Common Stock on January 27, 2003 was $23.38 per share.

Number of shares of Common Stock outstanding as of January 27, 2003 was 5,554,989.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                          Page


Item 1.
Consolidated Statements of Financial Condition as of December 31,
  2002 and June 30, 2002                                                     3

Consolidated Statements of Operations for the three and six months
  ended December 31, 2002 and 2001                                           4

Consolidated Statements of Cash Flows for the six months ended
  December 31, 2002 and 2001                                               5-6

Consolidated Statements of Shareholders' Equity as of December 31, 2002      6

Notes to Unaudited Interim Consolidated Financial Statements               7-8

Item 2.
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                   9-15

Item 3.
Quantitative and Qualitative Disclosures about Market Risk                  15

Item 4.
Controls and Procedures                                                     15

Part II. Other Information                                                  15

Signatures and Certifications                                            16-19

Item 1.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                                        DECEMBER 31,            June 30,
                                    ASSETS                                                  2002                  2002
                                                                                         ----------            ----------
                                                                                        (unaudited)
Cash and noninterest earning deposits                                                    $   25,942            $   25,050
Federal funds sold                                                                           48,000               119,000
Interest-earning deposits in other banks                                                     22,134                17,473
Investment securities available for sale (cost of
  $17,681 at December 31 and $11,780 at June 30)                                             19,006                13,080
Investment securities held to maturity (fair value
  of $248,175 at December 31 and $201,098 at June 30)                                       245,033               199,860
Loans, net of allowance of $15,159 at December 31
  and $15,492 at June 30                                                                  1,220,721             1,217,639
Foreclosed real estate, net                                                                   2,775                 1,717
Office properties and equipment, net                                                          9,683                10,080
Intangible assets and deferred charges                                                       11,792                11,787
Prepaid expenses and other assets                                                            13,710                16,506
                                                                                         ----------            ----------

                                                                    Total Assets         $1,618,796            $1,632,192
                                                                                         ==========            ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Savings deposits                                                                         $1,326,364            $1,349,339
Advances from Federal Home Loan Bank                                                        146,114               131,121
Trust preferred securities                                                                   25,000                25,000
Other debt                                                                                   12,416                16,875
Escrow for taxes and insurance                                                                6,038                 7,882
Other liabilities                                                                             5,936                 4,571
                                                                                         ----------            ----------

                                                               Total Liabilities          1,521,868             1,534,788
                                                                                         ----------            ----------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                                            --                    --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                                        6,735                 6,735
Additional Paid in Capital                                                                    4,238                 4,293
Treasury Stock at cost (1,188,089 shares in December
   and 1,034,483 in June)                                                                  (22,927)              (19,128)
Accumulated Other Comprehensive Income                                                          841                   826
Retained Earnings                                                                           108,041               104,678
                                                                                         ----------            ----------

                                                      Total Shareholders' Equity             96,928                97,404
                                                                                         ----------            ----------

                                      Total Liabilities and Shareholders' Equity         $1,618,796            $1,632,192
                                                                                         ==========            ==========


                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    DECEMBER 31,               DECEMBER 31,
                                                  2002         2001         2002          2001
                                                 -------      -------      -------      -------
                                                                  (Unaudited)
Interest income:
     Loans                                       $18,470      $19,598      $38,215      $40,010
     Investments                                   2,915        2,364        5,857        4,789
     Federal funds sold                              513          562        1,020        1,511
                                                 -------      -------      -------      -------
              Total interest income               21,898       22,524       45,092       46,310
                                                 -------      -------      -------      -------

Interest expense:
     Savings deposits                             11,701       13,214       24,023       27,129
     Borrowings                                    2,435        1,626        4,821        3,298
                                                 -------      -------      -------      -------
              Total interest expense              14,136       14,840       28,844       30,427
                                                 -------      -------      -------      -------

Net interest income                                7,762        7,684       16,248       15,883
Provision for loan losses                             74           56          122          108
                                                 -------      -------      -------      -------
     Net interest income after
     provision for losses                          7,688        7,628       16,126       15,775
                                                 -------      -------      -------      -------

Noninterest Income:
     Service charges on deposit accounts           1,183          881        2,296        1,732
     Other fees and service charges                  311          274          642          511
     Gain on sale of assets                           --          795           --        1,217
     Miscellaneous                                   249          313          533          734
                                                 -------      -------      -------      -------
              Total other income                   1,743        2,263        3,471        4,194
                                                 -------      -------      -------      -------

Noninterest Expenses:
     Compensation and employee benefits            3,162        2,639        6,429        5,348
     Office occupancy                              1,033          810        2,007        1,649
     Marketing                                       161          143          312          261
     FDIC insurance                                   57           54          115          106
     Office supplies, telephone and postage          419          303          829          621
     Miscellaneous                                   970          764        1,906        1,465
                                                 -------      -------      -------      -------
              Total other expenses                 5,802        4,713       11,598        9,450
                                                 -------      -------      -------      -------

Income before income taxes                         3,629        5,178        7,999       10,519
Income tax expense                                 1,124        1,794        2,632        3,648
                                                 -------      -------      -------      -------

Net income                                       $ 2,505      $ 3,384      $ 5,367      $ 6,871
                                                 =======      =======      =======      =======

Net income per share:
     Basic                                       $  0.45      $  0.60      $  0.96      $  1.21
     Diluted                                     $  0.45      $  0.59      $  0.95      $  1.20


                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                                              SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           2002               2001
                                                                        ---------           ---------
                                                                                 (Unaudited)
Cash flows from operating activities:

Interest received                                                       $  47,312           $  47,302
Loan fees received                                                           (686)                413
Other fees and commissions received                                         3,472               2,891
Interest paid                                                             (28,847)            (30,495)
Cash paid to suppliers and others                                         (11,063)             (7,642)
Income taxes paid                                                           1,029              (3,700)
                                                                        ---------           ---------

     Net cash provided by operating activities                             11,217               8,769

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale                 --               1,311
Proceeds from maturities of investments                                    96,388              13,335
Purchase of investment securities held to maturity                       (137,141)            (13,561)
Maturity of deposits in other banks                                        (4,661)            (10,360)
Purchase of loans                                                        (303,635)           (132,276)
Proceeds from sales of loans                                                1,506               1,994
Principal collected on loans                                              381,961             271,826
Loans made to customers, net of loans in process                          (95,294)           (101,636)
Other                                                                        (245)               (218)
                                                                        ---------           ---------


Net cash used in investing activities                                     (61,121)             30,415

Cash flows from financing activities:
Net increase in checking and savings accounts                               7,097              19,796
Net (decrease) increase in certificates of deposit                        (30,072)            (15,797)
Proceeds from FHLB advances                                                20,000                  --
Repayment of FHLB advances                                                 (5,007)             (5,007)
Net decrease in other borrowings                                           (4,460)               (216)
Decrease in borrowers' advances for taxes and insurance                    (1,843)             (1,677)
Cash dividends paid                                                        (2,004)             (2,041)
Acquisition of treasury stock                                              (3,915)                (15)
                                                                        ---------           ---------

Net cash provided by financing activities                                 (20,204)             (4,957)
                                                                        ---------           ---------

Net increase in cash and cash equivalents                                 (70,108)             34,227

Cash and cash equivalents at beginning of period                          144,050             115,208
                                                                        ---------           ---------

Cash and cash equivalents at end of period                              $  73,942           $ 149,435
                                                                        =========           =========


Reconciliation of net income to net cash provided                              SIX MONTHS ENDED
by operating activities:                                                         DECEMBER 31,
                                                                          2002                  2001
                                                                         -------               -------
Net income                                                               $ 5,367               $ 6,871
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                           861                   428
     Accretion and amortization of loan fees and discounts                 1,566                   294
     Loan fees collected and deferred                                      (686)                   413
     Provision for loan losses                                               122                   108
     Gain on sale of  assets                                                  --                (1,217)
     Decrease in accrued interest receivable                                 381                   932
     Increase in other assets                                              3,049                   113
     (Increase) in accrued interest payable                                  (3)                  (68)
     Increase in other liabilities                                           560                   895
                                                                         -------               -------
     Total adjustments                                                     5,850                 1,898
                                                                         -------               -------

Net cash provided by operating activities                                $11,217               $ 8,769
                                                                         =======               =======


For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $770 for the six months ended December 31, 2002 and $684 for the six months ended December 31, 2001.




                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                                             Accumulated
                                                Additional                      Other                        Total
                                     Common      Paid-in      Treasury      Comprehensive    Retained     Shareholders'
                                      Stock      Capital        Stock           Income       Earnings        Equity
                                     ------     ----------    --------      -------------    ---------    -------------
Balance, June 30, 2002               $6,735       $4,293      ($19,128)          $826         $104,678      $97,404

Net income, six months
  ended December 31, 2002                                                                        5,367        5,367

Unrealized security gains (losses) on
  available-for-sale securities                                                    15                            15
                                                                                                            -------
   Comprehensive Income                                                                                       5,382

Treasury stock purchased                                        (3,915)                                      (3,915)

Dividends on common stock at
  $0.36 per share                                                                               (2,004)      (2,004)

Exercise of stock options                            (55)          116                                           61
                                     ------       ------      --------           ----         --------      -------

Balance, December 31, 2002           $6,735       $4,238      ($22,927)          $841         $108,041      $96,928
                                     ======       ======      ========           ====         ========      =======

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Dollar amounts in thousands, except share data)

1.  Statements of Operations
The statements of operations for the three and six months ended December 31, 2002 and 2001 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results which may be expected for fiscal 2003. The Annual Report on Form 10-K for the year ended June 30, 2002 contains additional information and should be read in conjunction with this report.

2.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31:

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             DECEMBER 31,                        DECEMBER 31,
                                                         2002             2001               2002             2001
                                                      ----------        ----------        ----------        ----------
Numerator for basic and diluted
  earnings per share:
     Net income                                       $    2,505        $    3,384        $    5,367        $    6,871
Denominator:
     Weighted average shares
         for basic earnings per share                  5,545,100         5,667,244         5,592,261         5,667,261
     Effect of dilutive employee stock options            79,259            71,730            86,523            81,830
                                                      ----------        ----------        ----------        ----------
     Weighted average shares for
         dilutive earnings per share                   5,624,360         5,738,974         5,678,708         5,749,090
                                                      ==========        ==========        ==========        ==========
Net income per share:
          Basic                                       $     0.45        $     0.60        $     0.96        $     1.21
                                                      ==========        ==========        ==========        ==========
          Diluted                                     $     0.45        $     0.59        $     0.95        $     1.20
                                                      ==========        ==========        ==========        ==========

3.  Loans
Loans are summarized as follows:

                                                                      DECEMBER 31,          June 30,
                                                                         2002                 2002
                                                                      -----------         -----------
Mortgage loans:
     Residential:
       1-4 Family                                                     $   906,418         $   895,330
       Multifamily                                                         18,978              18,140
     Commercial                                                            56,898              59,136
     Other                                                                 34,757              35,108
                                                                      -----------         -----------
                                                                        1,017,051           1,007,714
Consumer loans                                                            159,041             167,956
Commercial business loans                                                  54,489              53,055
Loans on savings accounts                                                   3,208               3,224
                                                                      -----------         -----------
                                                                        1,233,789           1,231,949
Less: Loans in process                                                        258                 205
        Allowance for loan losses                                          15,159              15,492
        Unamortized discount (premiums) and deferred loan fees             (2,349)             (1,387)
                                                                      -----------         -----------
Loans, net                                                            $ 1,220,721         $ 1,217,639
                                                                      ===========         ===========

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS Continued (Dollar amounts in thousands, except share data)

The following summarizes the activity in the allowance for loan losses for the six months ended December 31:

                                                               2002                  2001
                                                             -------               -------
Beginning balance                                            $15,492               $13,428
Provision for losses - mortgage loans                             12                     1
Provision for losses - consumer loans                             63                   107
Provision for losses - commercial loans                           47                    --
Loans recovered                                                   74                    55
Loans charged off                                               (529)                 (160)
                                                             -------               -------
Ending balance                                               $15,159               $13,431
                                                             =======               =======

Included in the $906.4 million of 1-4 family residential mortgage loans, $743,000 are classified as held-for-sale. At December 31, 2002, the market value of these loans is $750,000.

The increase of loan charge offs in the current period primarily consists of commercial lease loans that are not actively originated at this time and previously classified commercial and consumer loans.

4.  Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the six months ended December 31, 2002 and 2001, total comprehensive income amounted to $5,382 and $5,921, respectively.

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

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002. To date, Parkvale has not initiated any such sales after December 31, 2002.

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

Item 2.
                         PARKVALE FINANCIAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

Balance Sheet Data:                                               DECEMBER 31,
                                                              2002             2001
                                                           ----------        ----------
Total assets                                               $1,618,796        $1,409,656
Loans, net                                                  1,220,721         1,071,422
Interest-earning deposits and federal funds sold               70,134           152,710
Total investments                                             264,039           142,631
Savings deposits                                            1,326,364         1,184,796
FHLB advances                                                 146,114           111,127
Shareholders' equity                                           96,928            98,970
Book value per share                                           $17.47            $17.46


Statistical Profile:

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   DECEMBER 31,  (1)               DECEMBER 31,  (1)
                                                  2002           2001             2002            2001
                                                 ------         ------           ------          ------
Average yield earned on all
   interest-earning assets                        5.58%          6.62%            5.75%           6.78%
Average rate paid on all
   interest-bearing liabilities                   3.60%          4.65%            3.69%           4.74%
Average interest rate spread                      1.98%          1.97%            2.06%           2.04%
Net yield on average
   interest-earning assets                        1.98%          2.26%            2.07%           2.33%
Other expenses to average assets                  1.43%          1.34%            1.43%           1.35%
Taxes to pre-tax income                          30.97%         34.65%           32.90%          34.68%
Return on average assets                          0.62%          0.97%            0.66%           0.98%
Return on average equity                         10.46%         14.33%           11.18%          14.75%
Average equity to average total assets            5.89%          6.74%            5.90%           6.64%
Dividend per share                               $0.18          $0.18            $0.36           $0.36


                                                                  AT DECEMBER 31,
                                                              2002              2001
                                                              -----             -----
One year gap to total assets                                  -5.90%            1.82%
Intangibles to total equity                                   12.17%            0.23%
Capital to assets ratio                                        5.99%            7.02%
Ratio of nonperforming assets to total assets                  0.42%            0.65%
Number of full-service offices                                   38               33


(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:
Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following at December 31, 2002 versus year-end June 30, 2002.

                                                 DECEMBER 31, 2002         June 30, 2002
                                                 -----------------         -------------
                                                           (Dollars in 000's)
Delinquent single-family mortgage loans                 $3,165                $2,373
Delinquent other loans                                     837                   598
                                                        ------                ------
Total of nonperforming loans                            $4,002                $2,971
Total of impaired loans                                     75                   498
Real estate owned, net                                   2,775                 1,717
                                                        ------                ------
Total                                                   $6,852                $5,186
                                                        ======                ======

Nonperforming and impaired loans and real estate owned represent 0.42% and 0.32% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at December 31, 2002 consisted of 33 single family owner occupied homes. As of December 31, 2002, $1.7 million or 53.4% of the nonaccrual mortgage loans totaling $3.2 million were purchased from others. The $1.7 million of the delinquent loans purchased by others is comprised of 7 loans. Management believes all non-accrual mortgage loans are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principle and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $138,000 at December 31, 2002 and $191,000 at June 30, 2002. Parkvale provides an allowance for the loss of all accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had two loans totalling $75,000 classified as impaired at December 31, 2002 and $498,000 at June 30, 2002.The average recorded investment in impaired loans is $440,000 for the six months ended December 2002. The $498,000 impaired loan at June 30, 2002 was foreclosed upon in December 2002. The amount of interest income that has not been recognized was $45,000 at foreclosure. Impaired assets include $2.8 million of foreclosed real estate as of December 31, 2002. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. Periodically, management assesses the need for a valuation allowance or a writedown to account for declines in fair value. Foreclosed real estate includes $1.7 million related to a 1998 foreclosure on a vacant building, which is under renovation. A $6.5 million writedown was established for this property during fiscal 2002 as estimated costs to rehabilitate and renovate the building were higher than originally estimated. As deemed necessary, management will continue to assess the need for a valuation allowance on this property. The process will be influenced by factors such as future additional capitalized costs required, current real estate market and general economic conditions.

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses was $15.2 million at December 31, 2002, $15.5 million at June 30, 2002 and $13.4 million at December 31, 2001 or 1.23%, 1.26% and 1.24% of gross loans at December 31, 2002, June 30, 2002 and December 31, 2001. The increase in the allowance during fiscal 2002 included $2.0 million of allowances acquired via the SNB acquisition. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

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

LIQUIDITY AND CAPITAL RESOURCES:
Federal funds sold decreased $71 million or 59.7% from June 30, 2002 to December 31, 2002 due mainly to funds being invested in higher-yielding loans and investment securities. Investment securities held to maturity increased $45.2 million or 22.6% from June 30, 2002 to December 31, 2002. Savings deposits decreased by $23.0 million or 1.7%. Advances from FHLB increased $15.0 million or 11.4%. Parkvale Bank's FHLB remaining advance available borrowing capacity is $733.0 million. If Parkvale were to experience a deposit run off in excess of the available cash resources invested in cash and cash equivalents, this available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $97.0 million or 6.0% of total assets at December 31, 2002. A stock repurchase program approved in June 2002 permits the purchase of 5% of outstanding stock or 285,000 shares during fiscal 2003 at prevailing prices in open-market transactions. Through December 31, 2002, 159,606 shares were purchased at an average price of $24.53 per share, representing 56% of the authorized program. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2002, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.64% and 11.75%, respectively.

The regulatory capital ratios for Parkvale Bank at December 31, 2002 are calculated as follows:

                                                      Tier I              Tier I              Tier II
                                                      Core              Risk-Based           Risk-Based
                                                     Capital              Capital              Capital
                                                   -----------          -----------          -----------
Equity Capital (1)                                 $   119,835          $   119,835          $   119,835
Less non-allowable intangible assets                   (11,792)             (11,792)             (11,792)
Less unrealized securities gains                          (286)                (286)                (286)
Plus permitted valuation allowances (2)                     --                   --               12,874
Plus allowable unrealized holding gains (3)                 --                   --                  203
                                                   -----------          -----------          -----------
   Total regulatory capital                            107,757              107,757              120,834
Minimum required capital                                64,873               41,122               82,244
                                                   -----------          -----------          -----------
   Excess regulatory capital                       $    42,884          $    66,635          $    38,590
   Adjusted total assets                           $ 1,621,834          $ 1,028,054          $ 1,028,054

Regulatory capital as a percentage                        6.64%               10.48%               11.75%
Minimum capital required as a percentage                  4.00%                4.00%                8.00%
                                                   -----------          -----------          -----------
Excess regulatory capital as a percentage                 2.64%                6.48%                3.75%
                                                   ===========          ===========          ===========
Well capitalized requirement                              5.00%                6.00%               10.00%
                                                   ===========          ===========          ===========

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended December 31, 2002.

(2) Limited to 1.25% of risk adjusted total assets.

(3) Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

For the three months ended December 31, 2002, Parkvale reported net income of $2.5 million or $0.45 per diluted share down 26.0%, or 24.5% on a per share basis, from net income of $3.4 million or $0.59 per diluted share for the quarter ended December 31, 2001.The $879,000 decrease in net income for the December 2002 quarter reflects an increase in non-interest expense of $1.1 million and a decrease in non-interest income of 520,000, offset slightly by a $78,000 increase in net interest income. Absent a $795,000 security gain in the prior quarter non-interest income increased $275,000. Net interest income increased to $7.8 million from $7.7 million for the quarter ended December 31, 2002. Return on average equity was 10.46% for the December 2002 quarter compared to 14.33% for the December 2001 quarter.

INTEREST INCOME:
Parkvale had interest income of $21.9 million for the three months ended December 31, 2002 versus $22.5 million during the comparable period in 2001. This decrease of $626,000 or 2.8% is the result of 104 basis point decrease in the average yield from 6.62% in 2001 to 5.58% in 2002, offset by a $208.4 million or 15.3% increase in the average balance of interest-earning assets. The decrease in yields is attributable to loan payoffs and refinancings, the lower earning rates on Federal funds sold and prime rate loans combined with the lower rates on reinvestment of proceeds. Interest income from loans decreased $1.1 million or 5.8% resulting from a 86 basis point decrease in the average yield from 7.09% in 2001 to 6.23% in 2002, offset by an increase in the average outstanding loan balances of $79.2 million or 7.2%. The decrease in the average yield reflects the adverse impact of loan repayments of $580 million in fiscal 2002 plus the additional $218 million in payments during the December 2002 quarter. Investment interest income increased by $551,000 or 23.3% from the 2001 quarter due to an increase of $96.5 million or 64.9% in the average balance, offset by a 160 basis point decrease in the average yield from 6.36% in 2001 to 4.76% in 2002. Interest income earned on federal funds sold decreased $49,000 or 8.7% from the 2001 quarter due to a 64 basis point decrease in the average yield from 2.11% in 2001 to 1.47% in 2002, offset by an increase in the average balance of $32.8 million or 30.1%. At December 31, 2002, the weighted average yield on all interest-earning assets was 5.74% compared to 6.58% at December 31, 2001.

INTEREST EXPENSE:
Interest expense decreased by $704,000 or 4.7% from the 2001 quarter to the 2002 quarter. This decrease was due to a 105 basis point decrease in the average rate paid on deposits and borrowings from 4.65% in 2001 to 3.60%, offset by an increase in the average deposits and borrowings of $255.5 million or

20.0% in 2002. The interest rate reduction's are attributable to the lower cost of new and renewing certificate rates compared to maturing certificates with average rate reductions of more than 2%. At December 31, 2002, the average rate payable on liabilities was 3.27% for deposits, 5.14% for borrowings, 5.07% for trust preferred securities and 3.49% for combined deposits, borrowings and trust preferred.

PROVISION FOR LOAN LOSSES:
Provision for loan losses increased by $18,000 or 32.1% from the 2001 quarter to the 2002 quarter. Aggregate valuation allowances were 1.23% of gross loans at December 31, 2002, 1.26% of gross loans at June 30, 2002 and 1.24% of gross loans at December 31, 2001.

Nonperforming loans and real estate owned were $6.9 million, $5.2 million and $9.2 million at December 31, 2002, June 30, 2002 and December 31, 2001, representing 0.42%, 0.32% and 0.65% of total assets at the respective balance sheet dates. Total allowance for loan losses at December 31, 2002 was $15.2 million.

The allowance for loan loss is continually monitored by management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses at December 31, 2002.

OTHER INCOME:
Total other income decreased by $520,000 or 22.9% at December 31, 2002 due to a prior period gain on the sale of assets of $795,000. Other income absent this gain in the prior period increased $275,000 or 18.8% due to an increase on service fees on all types of deposit and loan products acquired in the SNB acquisition.

OTHER EXPENSE:
Total other expenses increased by $1.1 million or 23.1% from the quarter ended December 2001 to the quarter ended December 2002. This increase is due principally to increases in compensation and office occupancy of $523,000 and $223,000, or 19.8% and 27.5%, respectively. Compensation has risen over the prior year due mainly to an increase in full-time equivalents relating to the acquisition of SNB offices. Office occupancy has increased due to the addition of five branch offices from the SNB acquisition. Miscellaneous expense increased $206,000, or 27.0% due to an increase of products and services as a result of the SNB acquisition. Annualized noninterest expenses as a percentage of average assets were 1.43% for the quarter ended December 31, 2002 as compared to 1.34% for the quarter ended December 31, 2001.

INCOME TAX EXPENSE:
The effective tax rate for the current quarter was 31.0% compared to 34.6% for the 2001 quarter. The overall tax rate for fiscal 2003 is lower than recognized in fiscal 2002 due to the benefits of tax exempt interest income and the deduction under Section 404(k) of dividends paid to vested ESOP participants. The overall tax rate for the remaining quarters of fiscal 2003 is expected to be 31.0%

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2002
AND 2001

For the six month period ended December 31, 2002, net income was $5.4 million or $0.95 per diluted share, down 21.9% from net income of $6.9 million or $1.20 per diluted share for the six month period ended December 31, 2001. The $1.5 million decrease in net income for the December 2002 six months is primarily attributable to a prior period gain on the sale of assets of $1.2 million (pre-tax). Net interest income for the six months ended December 31, 2001 increased to $16.2 million from $15.9 million for the six months ended December 31, 2001.

INTEREST INCOME:
Parkvale had interest income of $45.1 million during the six months ended December 31, 2002 versus $46.3 million during the comparable period in 2001. The decrease of $1.2 million is attributable to an increase in the average interest-earning asset portfolio of $201.0 million or 14.7%, offset by an 103 basis point decrease in the average yield from 6.78% in 2001 to 5.75% in 2002. Interest income from loans decreased $1.8 million or 4.5% due to an 84 basis point decrease in the average yield from 7.20% in 2001 to 6.36% in 2002, mitigated by an increase in the average loan balance of $90.0 million or 8.1%. Income from investments increased by $1.1 million or 22.3% from 2001 due to an increase in the average investment balance of $91.0 million or 61.5% and offset by a 156 basis point decrease in the average yield from 6.46% in 2001 to 4.90% in 2002. Interest income earned on federal funds sold decreased $491,000 or 32.5% from the prior six months ended December 2001. This was due to a 121 basis point decrease in the average yield from 2.82% in 2001 to 1.61% in 2002, mitigated by an increase of the average federal fund balance of $19.9 million or 18.6% .

INTEREST EXPENSE:
Interest expense decreased by $1.6 million or 5.2% from the 2001 six month period to the 2002 six month period. The decrease was due to a 105 basis point decrease in the average rate paid from 4.74% in 2001 to 3.69% in 2002, offset with a rise in average deposits and borrowings of $239.7 million.

PROVISION FOR LOAN LOSSES:
Provision for loan losses increased by $14,000 or 13.0% from the six month period ended December 31, 2001 to December 31, 2002. Aggregate valuation allowances were 1.23% of gross loans at December 31, 2002, 1.26% of gross loans at June 30, 2002 and 1.24% of gross loans at December 31, 2001. Total loan loss reserves at December 31, 2002 were $15.2 million.

OTHER INCOME:
Other income decreased by $723,000 or 17.2% for the six months ended December 31, 2002 from the six months ended December 31, 2001 due primarily to a prior period gain on sale of assets of $1.2 million (pre-tax). Other income, absent this prior period gain, increased $494,000 or 16.6% due to a $695,000 increase on service fees on all types of deposit and loan products as a result of the SNB acquisition and offset by a $201,000 decrease from investment service fee income on nondeposit investment products offered directly to customers through an operating division, Parkvale Financial Services.

OTHER EXPENSE:
Other expenses increased by $2.1 million for the six month period ended December 31, 2002 from the comparable period in 2001. This increase is due principally to increases of $1.1 million, or 20.2% in compensation and employee benefits, office occupancy of $358,000 or 21.7%, and miscellaneous expense of $441,000, or 30.1%. These increases are a result of the SNB acquisition. Annualized noninterest expenses as a percentage of average assets were 1.43% for the six months ended December 31, 2002 as compared to 1.35% for the six months ended December 31, 2001.

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

Item 4.  Controls and Procedures
         Disclosure controls and procedures are monitored and supervised by the Registrant's management, including the CEO and CFO, to the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                           None
Item 2.  Changes in Securities                                       None
Item 3.  Defaults Upon Senior Securities                             None
Item 4.  Submission of Matters to a Vote of Security Holders         None
Item 5.  Other Information                                           None
Item 6.  Exhibits and Reports on Form 8-K
       (a)  Exhibits                                                 None
       (b)  Reports on Form 8-K                                      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Parkvale Financial Corporation

DATE: January 28, 2003                      By: /s/ Robert J. McCarthy, Jr.
      --------------------                     ----------------------------
                                            Robert J. McCarthy, Jr.
                                            President and
                                            Chief Executive Officer

DATE: January 28, 2003                      By: /s/ Timothy G. Rubritz
      ----------------                         -----------------------------
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

Date:  January 28, 2003                 /s/ Robert J. McCarthy, Jr.
      -----------------                ------------------------------------
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

Date:  January 28, 2003                    /s/ Timothy G. Rubritz
      ------------------                  ------------------------------------
                                          Timothy G. Rubritz
                                          Vice President-Treasurer and Chief
                                             Financial Officer

                  CERTIFICATION PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

           The undersigned executive officers of the registrant hereby certify that this Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained herein fairly presents, in all material respects, the financial condition and results of operations of the registrant.

                                         Parkvale Financial Corporation

Dated:  January 28, 2003

                                         By:    /s/ Robert J. McCarthy, Jr.
                                               ------------------------------
                                         Robert J. McCarthy, Jr.
                                         Director, President and
                                         Chief Executive Officer


                                         By:    /s/ Timothy G. Rubritz
                                               ------------------------------
                                         Timothy G. Rubritz
                                         Vice President-Treasurer and
                                         Chief Financial Officer