Form 10-Q
period 2003-03-31
PARKVALE FINANCIAL CORP
filed 2003-04-24
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                           COMMISSION FILE NO: 0-17411

                         PARKVALE FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                              25-1556590
-------------------------------------------------------------------------------
(State of incorporation)                                    (I.R.S. Employer
                                                         Identification Number)

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


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The closing sales price of the Registrant's Common Stock on April 22, 2003 was $22.53 per share.

Number of shares of Common Stock outstanding as of April 22, 2003 was 5,562,977.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                          Page
-------------------------------------------------------------------------------

Item 1.
Consolidated Statements of Financial Condition as of March 31, 2003 and
June 30, 2002                                                                 3

Consolidated Statements of Operations for the Three and Nine
Months ended March 31, 2003 and 2002                                          4

Consolidated Statements of Cash Flows for the Nine Months ended
March 31, 2003 and 2002                                                     5-6

Consolidated Statement of Shareholders' Equity as of March 31, 2003           6

Notes to Unaudited Interim Consolidated Financial Statements                7-9

Item 2.
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                   10-16

Item 3.
Quantitative and Qualitative Disclosures about Market Risk                   16

Item 4.
Controls and Procedures                                                      16

Part II. Other Information                                                   16

Signatures and Certifications                                             17-20

Item 1.
                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                                          MARCH 31,             JUNE 30,
                                                               ASSETS                       2003                  2002
                                                                                         --------------------------------
                                                                                          (unaudited)
Cash and noninterest earning deposits                                                    $   27,737            $   25,050
Federal funds sold                                                                           55,000               119,000
Interest-earning deposits in other banks                                                     19,270                17,473
Investment securities available for sale (cost of
  $20,318 at March 31 and $11,780 at June 30)                                                20,820                13,080
Investment securities held to maturity (fair value
  of $254,130 at March 31 and $201,098 at June 30)                                          250,960               199,860
Loans, net of allowance of $15,039 at March 31
  and $15,492 at June 30                                                                  1,213,953             1,217,639
Foreclosed real estate, net                                                                   3,545                 1,717
Office properties and equipment, net                                                         10,761                10,080
Intangible assets and deferred charges                                                       11,682                11,787
Prepaid expenses and other assets                                                            11,475                16,506
                                                                                         --------------------------------

                                                                    Total Assets         $1,625,203            $1,632,192
                                                                                         ================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Savings deposits                                                                         $1,325,813            $1,349,339
Advances from Federal Home Loan Bank                                                        151,111               131,121
Trust preferred securities                                                                   25,000                25,000
Other debt                                                                                   12,454                16,875
Escrow for taxes and insurance                                                                5,824                 7,882
Other liabilities                                                                             5,909                 4,571
                                                                                         --------------------------------

                                                               Total Liabilities          1,526,111             1,534,788
                                                                                         --------------------------------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                                            --                    --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                                        6,735                 6,735
Additional Paid in Capital                                                                    4,229                 4,293
Treasury Stock at cost (1,171,917 shares in March
   and 1,034,483 in June)                                                                   (22,537)              (19,128)
Accumulated Other Comprehensive Income                                                          923                   826
Retained Earnings                                                                           109,742               104,678
                                                                                         --------------------------------

                                                      Total Shareholders' Equity             99,092                97,404
                                                                                         --------------------------------

                                      Total Liabilities and Shareholders' Equity         $1,625,203            $1,632,192
                                                                                         ================================


                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   MARCH 31,                        MARCH 31,
                                                            2003           2002                2003           2002
---------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
Interest income:
     Loans                                                 $17,657         $19,386            $55,872         $59,396
     Investments                                             2,942           2,773              8,799           7,562
     Federal funds sold                                        317             638              1,337           2,149
                                                          -----------------------------------------------------------
              Total interest income                         20,916          22,797             66,008          69,107
                                                          -----------------------------------------------------------

Interest expense:
     Savings deposits                                       10,378          12,850             34,401          39,979
     Borrowings                                              2,345           1,657              7,166           4,955
                                                          -----------------------------------------------------------
              Total interest expense                        12,723          14,507             41,567          44,934
                                                          -----------------------------------------------------------

Net interest income                                          8,193           8,290             24,441          24,173
Provision for loan losses                                      116              53                238             161
                                                          -----------------------------------------------------------
     Net interest income after
     provision for losses                                    8,077           8,237             24,203          24,012
                                                          -----------------------------------------------------------

Noninterest Income:
     Service charges on deposit accounts                     1,021             926              3,317           2,658
     Other fees and service charges                            375             249              1,017             760
     Gain on sale of assets                                     --           4,034                 --           5,251
     Miscellaneous                                             331             291                864           1,025
                                                          --------         -------            -------         -------
              Total other income                             1,727           5,500              5,198           9,694
                                                          -----------------------------------------------------------

Noninterest Expenses:
     Compensation and employee benefits                      3,284           3,006              9,713           8,354
     Office occupancy                                        1,098             946              3,105           2,595
     Marketing                                                  68             119                380             380
     FDIC insurance                                             56              58                171             164
     Office supplies, telephone and postage                    403             407              1,232           1,028
     Writedown of real estate owned                             --           3,100                 --           3,100
     Miscellaneous                                             978           1,370              2,884           2,835
                                                          -----------------------------------------------------------
              Total other expenses                           5,887           9,006             17,485          18,456
                                                          -----------------------------------------------------------

Income before income taxes                                   3,917           4,731             11,916          15,250
Income tax expense                                           1,214           1,615              3,846           5,263
                                                          -----------------------------------------------------------

Net income                                                  $2,703          $3,116             $8,070          $9,987
                                                          ===========================================================

Net income per share:
     Basic                                                   $0.49           $0.55              $1.45           $1.76
     Diluted                                                 $0.48           $0.54              $1.43           $1.74


                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                              NINE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           2003               2002
                                                                        -----------------------------
Cash flows from operating activities:                                            (Unaudited)
Interest received                                                       $  70,203           $  69,082
Loan premiums paid, net of fees received                                   (1,062)               (624)
Other fees and commissions received                                         5,198               4,314
Interest paid                                                             (41,518)            (44,956)
Cash paid to suppliers and others                                         (15,978)            (17,347)
Income taxes refunded (paid)                                                  250              (5,950)
                                                                        -----------------------------

     Net cash provided by operating activities                             17,093               4,519

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale                 --              14,302
Proceeds from maturities of investments                                   150,987              23,835
Purchase of investment securities held to maturity                       (217,917)            (67,077)
Maturity of deposits in other banks                                        (1,797)             (6,153)
Purchase of loans                                                        (433,975)           (240,671)
Proceeds from sales of loans                                                2,672               2,464
Principal collected on loans                                              584,261             440,350
Loans made to customers, net of loans in process                         (144,393)           (153,528)
Payment for acquisition of Second National Bank, net                           --             (18,818)
Other                                                                      (1,654)               (868)
                                                                        -----------------------------

Net cash used in by investing activities                                  (61,816)             (6,164)

Cash flows from financing activities:
Net increase in checking and savings accounts                              24,987              46,694
Net decrease in certificates of deposit                                   (48,513)            (26,077)
Proceeds from FHLB advances                                                25,000                  --
Repayment of FHLB advances                                                 (5,010)             (5,007)
Proceeds from trust preferred securities                                       --              25,000
Net (decrease) increase in other borrowings                                (4,422)             (4,354)
Decrease in borrowers' advances for taxes and insurance                    (2,057)                (98)
Cash dividends paid                                                        (3,029)             (3,060)
Allocation of treasury stock to retirement plans                              685                 712
Acquisition of treasury stock                                              (4,231)               (169)
                                                                        -----------------------------

Net cash (used in) provided by financing activities                       (16,590)             33,641
                                                                        -----------------------------

Net (decrease) increase in cash and cash equivalents                      (61,313)             31,996

Cash and cash equivalents at beginning of period                          144,050             115,208
                                                                        -----------------------------

Cash and cash equivalents at end of period                              $  82,737           $ 147,204
                                                                        =============================

Reconciliation of net income to net cash provided                                              NINE MONTHS ENDED
by operating activities:                                                                             MARCH 31,
                                                                                           2003                  2002
                                                                                         -----------------------------
Net income                                                                               $ 8,070               $ 9,986
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                         1,303                   764
     Accretion and amortization of loan fees, discounts and premiums                       2,363                   853
     Loan fees collected and deferred                                                     (1,062)                 (624)
     Provision for loan losses                                                               238                   161
     Writedowns and expenses related to REO                                                   --                 3,100
     Gain on sale of  assets                                                                  --                (5,251)
     Decrease (increase) in accrued interest receivable                                    1,387                  (479)
     Increase (decrease) in other assets                                                   3,419                (3,120)
     Decrease (increase) in accrued interest payable                                          50                   (22)
     Decrease (increase) in other liabilities                                              1,325                  (849)
                                                                                         -----------------------------
     Total adjustments                                                                     9,023                (5,467)
                                                                                         -----------------------------

Net cash provided by operating activities                                                $17,093                $4,519
                                                                                         =============================


For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $1.2 million for the nine months ended March 31, 2003 and $829,000 for the nine months ended March 31, 2002.


                         PARKVALE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (Dollars in thousands, except share data)
                                  (unaudited)

                                                                             Accumulated
                                                Additional                      Other                       Total
                                     Common       Paid-in     Treasury      Comprehensive    Retained   Shareholders'
                                      Stock       Capital        Stock         Income         Earnings       Equity
                                   ----------------------------------------------------------------------------------
Balance, June 30, 2002                $6,735        $4,293    $(19,128)         $826         $104,678        $97,404

Net income, nine months
  ended March 31, 2003                                                                          8,070          8,070

Net unrealized security gains on
  available-for-sale securities                                                   97                              97
                                                                                                            --------
   Comprehensive Income                                                                                        8,167

Treasury stock purchased                                        (4,231)                                       (4,231)

Dividends on common stock at
  $0.54 per share                                                                              (3,006)        (3,006)

Treasury stock contributed to
   retirement plans                                                685                                           685

Exercise of stock options                             (64)         137                                            73
                                    --------------------------------------------------------------------------------

Balance, March 31, 2003               $6,735        $4,229    $(22,537)         $923         $109,742        $99,092
                                    ================================================================================

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

1.  Statements of Operations
The statements of operations for the three and nine months ended March 31, 2003 and 2002 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results which may be expected for fiscal 2003. The Annual Report on Form 10-K for the year ended June 30, 2002 contains additional information and should be read in conjunction with this report.

2.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   MARCH 31,                        MARCH 31,
                                                              2003         2002                 2003          2002
---------------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted
  earnings per share:
     Net income                                              $2,703            $3,116            $8,070         $9,987
Denominator:
     Weighted average shares
         for basic earnings per share                     5,556,871         5,688,000         5,580,418      5,674,174
     Effect of dilutive employee stock options               71,555            80,630            81,534         80,430
                                                         -------------------------------------------------------------
     Weighted average shares for
         dilutive earnings per share                      5,628,426         5,768,630         5,661,952      5,755,603
                                                         =============================================================
Net income per share:
          Basic                                               $0.49             $0.55             $1.45          $1.76
                                                         =============================================================
          Diluted                                             $0.48             $0.54             $1.43          $1.74
                                                         =============================================================


3.  Loans
Loans are summarized as follows:

                                                                        MARCH 31,              JUNE 30,
                                                                          2003                   2002
                                                                       ----------------------------------
Mortgage loans:
     Residential:
       1-4 Family                                                       $  902,537           $   895,330
       Multifamily                                                          20,106                18,140
     Commercial                                                             61,156                59,136
     Other                                                                  34,408                35,108
                                                                        --------------------------------
                                                                         1,018,207             1,007,714
Consumer loans                                                             152,752               167,956
Commercial business loans                                                   51,995                53,055
Loans on savings accounts                                                    3,057                 3,224
                                                                        --------------------------------
                                                                         1,226,011             1,231,949
Less: Loans in process                                                          47                   205
        Allowance for loan losses                                           15,039                15,492
        Unamortized discount (premiums) and deferred loan fees              (3,028)               (1,387)
                                                                        --------------------------------
Loans, net                                                              $1,213,953           $ 1,217,639
                                                                        ================================

The following summarizes the activity in the allowance for loan losses for the nine months ended March 31:

                                                                 2003                  2002
                                                               -----------------------------
Beginning balance                                              $15,492               $13,428
Provision for losses - mortgage loans                               91                     1
Provision for losses - consumer loans                               89                   126
Provision for losses - commercial loans                             58                    34
Loss reserves acquired through merger                               --                 1,994
Loans recovered                                                    100                   111
Loans charged off                                                 (791)                 (202)
                                                               -----------------------------
Ending balance                                                 $15,039               $15,492
                                                               =============================

Included in the $909.8 million of 1-4 family residential mortgage loans, $407,000 are classified as held-for-sale. At March 31, 2003, the market value of these loans is $415,000.

The increase of loan charge offs in the current period primarily consists of commercial lease loans that are not currently originating and previously classified commercial and consumer loans.

4.  Investments
Parkvale's investment portfolio consisted of the following securities at March 31 and June 30.

                                                                        MARCH 31,        JUNE 30,
                                                                          2003             2002
                                                                        -------------------------
U.S. Government and agency obligations                                  $ 85,575         $ 52,032
Municipal Obligations                                                      9,152           10,440
Corporate debt                                                           147,770          121,453
Mortgage backed securities                                                 8,463           15,935
Equity securities (at market value)                                       20,820           13,080
                                                                          -----------------------
     Total investment portfolio                                         $271,780         $212,940
                                                                        =========================

5.  Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the nine months ended March 31, 2003 and 2002, total comprehensive income amounted to $8,167 and $6,612, respectively.

6.  Stock Based Compensation
Pro forma information regarding net income and earnings per share as required by FAS 123, has been determined as if Parkvale Financial Corporation had accounted for its stock options using that method. The fair value for these options was estimated at the date of the grants using a Black-Scholes option pricing model.

In management's opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because PFC's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Parkvale's pro forma information is as follows:

                                                                       FOR THE NINE MONTHS
                                                                         ENDED MARCH 31,
                                                                      2003              2002
                                                                     ------------------------
Net income before stock options                                      $8,070            $9,987
Compensation expense from stock options, net of tax:
   Nine months ended March 31, 2002 grants                               --                28
   Nine months ended March 31, 2003 grants                              142                --
                                                                    -------------------------
Pro forma net income                                                 $7,928            $9,959
                                                                     ========================

Pro forma income per share:
   Basic                                                              $1.42             $1.76
   Diluted                                                            $1.40             $1.73

7.  New Accounting Pronouncements
Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which establishes financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for disposal activities initiated after December 31, 2002. As of March 31, 2003, Parkvale has not initiated any such activity since December 31, 2002.

Statement of Financial Accounting Standards No. 147, Acquisition of Certain Financial Instruments, which clarifies FASB 142 that, if certain conditions are met, an acquisition of less-than-whole financial institutions should be accounted for as a business combination. As a result of statement 147, entities are required to reclassify and restate both the goodwill and amortization expense as of the date FASB 142 was adopted. This statement was effective October 1, 2002. Management has evaluated the impact of this statement and has determined that there is no material effect on Parkvale's financial position or results of operations.

Statement of Financial Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends Statement of Financial Standard No. 123 to provide alternative method's of transition to Statement No. 123's fair value method of accounting for stock-based compensation. Statement No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While this Statement does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic method of Opinion 25. This statement's amendment of the disclosure requirement's of Opinion 28 is effective for financial reports containing condensed consolidated interim periods beginning after December 15, 2002. Parkvale has complied with the disclosure required under this statement in Note 6 of this Form 10-Q.

Item 2.
                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)


Balance Sheet Data:                                                                      MARCH 31,
                                                                                   2003             2002
-----------------------------------------------------------------------------------------------------------
Total assets                                                                    $1,625,203        $1,617,887
Loans, net                                                                       1,213,953         1,187,252
Interest-earning deposits and federal funds sold                                    74,270           146,504
Total investments                                                                  271,780           226,815
Savings deposits                                                                 1,325,813         1,357,925
FHLB advances                                                                      151,111           111,124
Other borrowings                                                                    12,454            10,464
Shareholders' equity                                                                99,092            99,192
Book value per share                                                                $17.81            $17.41


Statistical Profile:
                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          MARCH 31, (1)                  MARCH 31, (1)
                                                        2003           2002           2003             2002
-------------------------------------------------------------------------------------------------------------
Average yield earned on all
   interest-earning assets                             5.37%          6.15%            5.63%           6.56%
Average rate paid on all
   interest-bearing liabilities                        3.36%          4.08%            3.65%           4.50%
Average interest rate spread                           2.01%          2.07%            1.98%           2.06%
Net yield on average
   interest-earning assets                             2.10%          2.24%            2.08%           2.29%
Other expenses to average assets                       1.45%          2.35%            1.43%           1.70%
Return on average assets                               0.67%          0.81%            0.66%           0.92%
Return on average equity                              11.05%         12.98%           11.14%          14.15%
Average equity to average total assets                 6.03%          6.27%            5.95%           6.51%
Dividend per share                                    $0.18          $0.18            $0.54           $0.54


                                                                      AT MARCH 31,
                                                                 2003             2002
----------------------------------------------------------------------------------------
One year gap to total assets                                    (0.81%)          (5.53%)
Intangibles to total equity                                     11.79%           11.50%
Capital to assets ratio                                          6.10%            6.13%
Ratio of nonperforming assets to total assets                    0.49%            0.48%
Number of full-service offices                                     39               38


(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:
Nonperforming, impaired loans and foreclosed real estate (REO) consisted of the following at March 31, 2003 versus year-end June 30, 2002.

                                                      MARCH 31, 2003       JUNE 30, 2002
                                                      --------------       -------------
                                                                 (Dollars in 000's)
Delinquent single-family mortgage loans                   $3,558               $2,373
Delinquent other loans                                       912                  598
                                                          ------               ------
Total of nonperforming loans                              $4,470               $2,971
Total of impaired loans                                       19                  498
Real estate owned, net                                     3,545                1,717
                                                          ------               ------
Total                                                     $8,034               $5,186
                                                          ======               ======

Nonperforming and impaired loans and real estate owned represent 0.49% and 0.32% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at March 31, 2003 consisted of 33 single family owner occupied homes. As of March 31, 2003, $2.1 million or 58.1% of the nonaccrual mortgage loans totaling $3.6 million were purchased from others. The $2.1 million of the delinquent loans purchased from others is comprised of 8 loans. Loans purchased from others comprise 57% of the gross mortgage loan portfolio. Management believes all non-accrual mortgage loans are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principle and interest is deemed to be insufficient to warrant further accrual or if payments are more than 90 days past due. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $166,000 at March 31, 2003 and $191,000 at June 30, 2002. Parkvale provides an allowance for the loss of all accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had two loans totalling $19,000 classified as impaired at March 31, 2003 and $498,000 at June 30, 2002. The average recorded investment in impaired loans is $447,000 for the nine months ended March 31, 2003. The $498,000 impaired loan at June 30, 2002 was foreclosed upon in December 2002. The amount of interest income that has not been recognized was $45,000 at foreclosure. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. Periodically, management assesses the need for a valuation allowance or a writedown to account for declines in fair value. Foreclosed real estate includes $2.5 million related to a 1998 foreclosure on a vacant building. A $6.5 million writedown was established for this property during fiscal 2002 as estimated costs to remediate and renovate the building were higher than originally estimated. As deemed necessary, management will continue to assess the need for a valuation allowance on this property. The process will be influenced by factors such as future additional capitalized costs required, current real estate market and general economic conditions.

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses was $15.0 million at March 31, 2003 and $15.5 million at June 30, 2002 and at March 31, 2002 or 1.23%, 1.26% and 1.29% of gross loans at March 31, 2003, June 30, 2002 and March 31, 2002. The allowance for loan losses is continually monitored by management to identify potential portfolio risks and detect potential credit deterioration in the early stages. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors. Management believes the allowance for loan losses is adequate to absorb probable loan losses.

LIQUIDITY AND CAPITAL RESOURCES:
Federal funds sold decreased $64 million or 53.8% from June 30, 2002 to March 31, 2003 due mainly to funds being invested in higher-yielding loans and investment securities. Investment securities held to maturity increased $51.1 million or 25.6% from June 30, 2002 to March 31, 2003. Savings deposits decreased by $23.5 million or 1.7%. Advances from FHLB increased $20.0 million or 15.2%. Parkvale Bank's FHLB remaining advance available borrowing capacity is $870.6 million. If Parkvale were to experience a rapid decrease in deposits in excess of the available cash resources invested in cash and cash equivalents, this available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $99.1 million or 6.1% of total assets at March 31, 2003. A stock repurchase program approved in June 2002 permits the purchase of 5% of outstanding stock or 285,000 shares during fiscal 2003 at prevailing prices in open-market transactions. Through March 31, 2003, 173,185 shares were purchased at an average price of $24.31 per share, representing 3.04% of the authorized program. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2003, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.85% and 12.05%, respectively.

The regulatory capital ratios for Parkvale Bank at March 31, 2003 are calculated as follows:

                                                                        Tier I            Tier I           Tier II
                                                                         Core           Risk-Based       Risk-Based
                                                                        Capital           Capital          Capital
                                                                      ---------------------------------------------
Equity Capital (1)                                                    $  122,277       $  122,277        $  122,277
Less non-allowable intangible assets                                     (11,682)         (11,682)          (11,682)
Less unrealized securities gains                                            (318)            (318)             (318)
Plus permitted valuation allowances (2)                                       --               --            12,821
Plus allowable unrealized holding gains (3)                                   --               --               225
                                                                      ---------------------------------------------
   Total regulatory capital                                              110,277          110,277           123,323
Minimum required capital                                                  64,401           40,950            81,899
                                                                      ---------------------------------------------
   Excess regulatory capital                                          $   45,876       $   69,327        $   41,424
   Adjusted total assets                                              $1,610,015       $1,023,739        $1,023,739

Regulatory capital as a percentage                                          6.85%           10.77%            12.05%
Minimum capital required as a percentage                                    4.00%            4.00%             8.00%
                                                                      ---------------------------------------------
Excess regulatory capital as a percentage                                   2.85%            6.77%             4.05%
                                                                      =============================================
Well capitalized requirement                                                5.00%            6.00%            10.00%
                                                                      =============================================

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2003.

(2)  Limited to 1.25% of risk adjusted total assets.

(3)  Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

For the three months ended March 31, 2003, Parkvale reported net income of $2.7 million or $0.48 per diluted share compared to net income of $3.1 million or $0.54 per diluted share for the quarter ended March 31, 2002. The quarter ended March 31, 2002 net income reflects security gains of $4.0 million and $3.5 million of non-interest expenses related to merger costs and a writedown in the carrying value of foreclosed real estate. Net income for the quarter ended March 31, 2002 without these items would have been $2.8 million or $0.48 per share. The $67,000 decrease to net income is attributable to higher non-interest expenses of $381,000 and lower net interest income of $97,000, which were offset by increased non-interest income of $261,000. The decrease in net interest income is due to the accumulative effect of the lower interest rates triggered by the Federal Reserve Board's twelve rate reductions during the past twenty-seven months. This unprecedented number of rate reductions has resulted in assets repricing at a faster pace than deposit accounts.

INTEREST INCOME:
Parkvale had interest income of $20.9 million during the three months ended March 31, 2003 versus $22.8 million during the comparable period in 2002. This decrease of $1.9 million is the result of a 78 basis point decrease in the average yield from 6.15% in 2002 to 5.37% in 2003 offset by a $73.8 million or 5.0% increase in the average balance of interest-earning assets. Interest income from loans decreased $1.7 million or 8.9% resulting from an 89 basis point decrease in the average yield from 6.79% in 2002 to 5.90% in 2003 offset by a $55.8 million or 4.9% increase in the average outstanding loans.

Investment securities interest income increased by $169,000 or 6.1% from the 2002 quarter due to an increase of $62.0 million or 31.6% in the average balance as the average yield decreased from 5.65% in 2002 to 4.52% in 2003. Interest income earned on federal funds sold decreased $321,000 or 50.3% from the 2002 quarter due to a 50 basis point drop in the average yield from 1.75% in 2002 to 1.25% in 2003 coupled with a decrease in the average balance of $44.0 million or 30.2%. At March 31, 2003, the weighted average yield on all interest earning assets was 5.52% compared to 5.74% at December 31, 2002 and 6.27% at March 31, 2002.

INTEREST EXPENSE:
Interest expense decreased by $1.8 million or 12.3% from the 2002 to the 2003 quarter. The overall cost of funds decreased by 72 basis points from 4.08% in 2002 to 3.36% in 2003, conversely, the average deposit and borrowings balance increased by $88.3 million, or 6.2%. Deposit expense decreased $2.5 million due to an 82 basis point decrease in the average cost of deposits from 3.95% to 3.13% from the 2002 quarter to the 2003 quarter, offset by a $24.7 million or 1.9% increase in the average balance from the 2003 to the 2002 quarter. Borrowing expense increased $688,000 or 41.5% due to a $63.6 million increase in the average borrowings from the quarter ended March 2002 to the quarter ended March 2003 primarily due to new FHLB advances totalling $50 million with rates ranging from 4.125% to 5.62%. At March 31, 2003, the weighted average interest rate payable on liabilities was 3.03% for deposits, 5.06% for borrowings, 4.96% for trust preferred securities and 3.28% for combined deposits, borrowings and trust preferred securities.

PROVISION FOR LOAN LOSSES:
Parkvale's provision for loan losses increased by $63,000 from the 2002 quarter to the 2003 quarter. Aggregate valuation allowances were 1.23% and 1.26% of gross loans at March 31, 2003 and June 30, 2002, respectively. Total loan loss reserves at March 31, 2003 were $15.0 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses.

OTHER INCOME:
Total other income decreased by $3.8 million or 68.6% at March 31, 2003 due to a prior period gain on the sale of assets of $4.0 million. Other income absent this gain in the prior period increased $261,000 or 17.8% due to an increase on service fees on all types of deposit and loan products.

OTHER EXPENSE:
Total other expenses decreased $3.1 million or 34.6% due mainly to a prior period one-time merger related cost of $400,000 in connection with the January 31, 2002 acquisition of SNB and to a $3.1 million write-down in the carrying value of foreclosed real estate. Absent these items, other expense increased $381,000 or 6.9%. Compensation and employee benefits increased by $278,000 or 9.2%, office occupancy expense increased $152,000, or 16.1% primarily due to the addition of a new branch office, mitigated by a decrease in marketing expense of $51,000 or 42.9%. The operations for the quarter ended March 31, 2002 only contained two months of expenses relating to the operations of the Masontown division, which was acquired via merger with Second National Bank on January 31, 2002.

INCOME TAXES:
The effective tax rate of 31.0% for the March 2003 quarter was lowered from 34.1% for the fiscal 2002 period due to the benefits of tax-exempt investment income and the deduction made under Section 404(k) of dividends paid to vested ESOP participants. The overall tax rate for the remaining quarter of fiscal 2003 is expected to be 31%.


RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED MARCH 31, 2003 AND 2002

Net income for the nine months ended March 31, 2003 was $8.1 million or $1.43 per diluted share, compared to net income of $10.0 million or $1.74 per diluted share for the nine months ended March 31, 2002. The $1.9 million decrease in net income is primarily attributable to the unusual activity of the prior nine-month period ended March 31, 2002, which included $5.3 million of security gains and $3.5 million of non-interest expense. Absent these items, net income, net of income tax decreased $839,000. The decrease to net income is attributable to higher non-interest expenses of $2.5 million, which were offset by increased net interest income of $268,000 and increased non-interest income of $755,000. Net interest income increased to $24.4 million from $24.2 million for the nine months ended March 31, 2002. Return on average equity was 11.14% for the nine months ended March 2003 compared to 14.15% for nine months ended March 2002.


INTEREST INCOME:
Parkvale had interest income of $66.0 million during the nine months ended March 31, 2003 and $69.1 million during the comparable period in 2002. This $3.1 million or 4.5% decrease is attributable to a 93 basis point decrease in the average yield from 6.56% in 2002 to 5.63% in 2003 slightly offset by an increase in the average interest-earning asset portfolio of $158.6 million or 11.3%. Interest income from loans decreased $3.5 million or 5.9% as an 86 basis point decrease in the average yield from 7.07% in 2002 to 6.21% in 2003 offset an increase in average loans of $78.6 million or 7.0%.

Interest income from investments increased by $1.2 million or 16.4% from 2002 due to an $81.4 million or 49.6% increase in the average balance partially offset by a 136 basis point decrease in the average yield from 6.14% in 2002 to 4.78% in 2003. Federal funds sold income decreased by $812,000 or 37.8%. The average federal funds sold balance decreased by $1.4 million or 1.2% with an 89 basis point decrease in the average yield from 2.39% in 2002 to 1.50% in 2003.

INTEREST EXPENSE:
Interest expense decreased by $3.4 million from the 2003 nine month period from the 2002 nine month period due to an 85 basis point decrease in the average rate paid on deposits and borrowings from 4.50% in 2002 to 3.65% in 2003 and offset with a $189.3 million or 14.2% increase in the balance of average deposits and borrowings. Deposit expense decreased $5.6 million or 13.9% due to a 96 basis point decrease in the average rate paid from 4.39% in 2002 to 3.43% in 2003, offset by a $123.8 million increase in the average balance. Borrowing expense increased $2.2 million due to a $29.8 million increase in the average balance or 65.5%, offset by a 40 basis point decrease in the average rate paid from 5.61% in 2002 to 5.21% in 2003. The average balance increase is primarily due to FHLB advances and the trust preferred security proceeds of $25 million received in March 2002, with the current effective cost below 5.0%.

PROVISION FOR LOAN LOSSES:
Parkvale's provision for loan losses increased by $77,000 from 2003 to the 2002 period. Aggregate valuation allowances were 1.23% and 1.26% of gross loans at March 31, 2003 and June 30, 2002, respectively. Total loan loss reserves at March 31, 2003 were $15.0 million.

OTHER INCOME:
Total other income decreased by $4.5 million or 46.4% at March 31, 2003 due primarily to a prior period gain on sale of assets from the available for sale portfolio of $5.3 million. Other income absent this gain increased $755,000 or 17.0% due to an increase on service fees on all types of deposit and loan products.

OTHER EXPENSE:
Total other expenses decreased $971,000 or 5.3% due mainly to a prior period one-time merger related cost of $400,000 in connection with the January 31, 2002 acquisition of SNB and to a $3.1 million write-down in the carrying value of foreclosed real estate. Other expense absent these charges increased $2.5 million or 16.9%. Compensation and benefits increased by $1.4 million or 16.3% due to additional employees gained through the SNB acquisition. Additionally, office occupancy expense increased $510,000, or 19.7% and office supplies, telephone, and postage increased $204,000, or 19.8% due to the addition of the five SNB branch offices plus the addition of a new office location.

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

Item 4. Controls and Procedures

         Disclosure controls and procedures are monitored and supervised by the Registrant's management, including the CEO and CFO, to the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

                                              Parkvale Financial Corporation

DATE: April 24, 2003                          By: /s/ Robert J. McCarthy, Jr.
      --------------                             ----------------------------
                                              Robert J. McCarthy, Jr.
                                              President and
                                              Chief Executive Officer

DATE: April 24, 2003                          By: /s/ Timothy G. Rubritz
      --------------                             -----------------------------
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

Date: April 24, 2003                       /s/ Robert J. McCarthy, Jr.
--------------------                       -------------------------------
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

Date: April 24, 2003                          /s/ Timothy G. Rubritz
      --------------                          ---------------------------------
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

                                             Parkvale Financial Corporation

Dated:  April 24, 2003
        --------------

                                             By: /s/ Robert J. McCarthy, Jr.
                                                 ----------------------------
                                             Robert J. McCarthy, Jr.
                                             Director, President and
                                             Chief Executive Officer


                                             By: /s/ Timothy G. Rubritz
                                                 ----------------------------
                                             Timothy G. Rubritz
                                             Vice President-Treasurer and
                                             Chief Financial Officer