Form 10-K
period 2003-06-30
PARKVALE FINANCIAL CORP
filed 2003-09-19
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     AnnualReport Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                     For the fiscal year ended June 30, 2003
                           Commission file no 0-17411
                         PARKVALE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                            25-1556590
 ------------------------                                 ----------------------
 (State of incorporation)                                    (I.R.S. Employer
                                                          Identification Number)

4220 William Penn Highway
Monroeville, PA                                              15146
-----------------------                                    ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September 17, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $25.80 per share on such date was $112,919,737. Excluded from this computation are 600,535 shares held by all directors and executive officers as a group and 555,587 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 17, 2003: 5,532,856

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year ended June 30, 2003. With the exception of those portions, which are incorporated by reference in this Form 10-K Annual Report, the 2003 Annual Report to Shareholders is not deemed to be
filed as part of this report.                                    Part II

Proxy Statement for Annual Meeting of Shareholders dated September 15, 2003. The definitive proxy statement was filed with the Commission on September 12, 2003
                                                                 Part III

PART I.

ITEM 1.  BUSINESS

                                  INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. It maintains two subsidiaries. Parkvale Statutory Trust I ("PSTI") is a Connecticut chartered investment company, and Parkvale Savings Bank ("the Bank") is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. PFC and its subsidiaries are collectively referred to herein as "Parkvale". Parkvale is also involved in lending in the greater Washington, D.C. and Columbus, Ohio areas through its wholly-owned subsidiary, Parkvale Mortgage Corporation ("PMC"). The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note O of Notes to the Consolidated Financial Statements in the 2003 Annual Report to Shareholders filed as Exhibit 13 hereto ("2003 Annual Report") for additional details regarding PFC.

                                    THE BANK

GENERAL

The Bank conducts business in the greater Pittsburgh metropolitan area through 39 full-service offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties. With total assets of $1.6 billion at June 30, 2003, Parkvale was the fifth largest financial institution headquartered in the Pittsburgh metropolitan area and eleventh largest financial institution with a significant presence in Western Pennsylvania.

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

Lower housing demand in Parkvale's primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $619.1 million and $339.8 million in fiscal 2003 and 2002, respectively. These represent 86.3% and 72.5% of total mortgage loan originations and purchases for the fiscal year 2003 and 2002, respectively. In addition, Parkvale operates loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia and Columbus, Ohio. During fiscal 2003, PMC originated a total of $39.3 million or 5.5% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, increased from $5.2 million at June 30, 2002 to $10.0 million at June 30, 2003. The $4.8 million increase in fiscal 2003 is primarily to commercial loans secured by real estate and to foreclosed real estate. See "Lending Activities - Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk ("IRR") is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historically liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) deployed excess liquidity, (4) emphasized the origination of short-term and/or variable rate consumer loans and (5) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. More recently from a gap perspective, the excess of interest-bearing liabilities over interest-earning assets, which reprice or mature in one year or less was -0.79% of total assets at June 30, 2003 compared to -4.09% of total assets at June 30, 2002. The cumulative five-year gap ratio was 4.47% at June 30, 2002 and 12.97% at June 30, 2003. Key components of the asset and liability management program are as follows: ARM loans represented approximately 79.3% of the Bank's real estate loan portfolio at June 30, 2003 compared to 69.4% and 72.3% at June 30, 2002 and 2001, respectively. Deposits with terms in excess of one year or more increased $21.9 million from $767.5 million at June 30, 2002 to $789.4 million at June 30, 2003.

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

The challenge to the financial services industry is the delivery of financial products at competitive prices. This translates to the spreading of costs of services over a greater number of customers and has spurred banks to adopt technological skills so that customers will ultimately do all their banking without ever having to walk into a branch, consequently, reducing operating costs. Parkvale expects a tiering of institutions with several large national and regional firms offering a plethora of products and services on the one hand and a sizeable number of community institutions and niche players on the other.

The Federal Open Market Committee of the Federal Reserve Board forecast in August 2003 suggests that the economic expansion would strengthen substantially as the year progressed. Accommodative financial conditions would provide significant impetus to business and consumer spending over the months ahead. The FOMC members generally anticipated that key inflation measures would remain near their currently low levels for an extended period. The economic outlook for western Pennsylvania is characterized by slow to moderate economic growth and low inflation. The target federal funds rate decreased 75 basis points with two rate decreases during fiscal 2003 as compared to 200 basis points with five rate decreases during fiscal 2002. These rate changes resulted in lower loan and deposit interest rates during fiscal 2003 and 2002 than in previous years.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial markets. For additional discussion of asset/liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report.

                                    BUSINESS

LENDING ACTIVITIES

                     LOAN ACTIVITY AND PORTFOLIO COMPOSITION

The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

                                                                2003            2002            2001
                                                            ------------    -----------      -----------
                                                                           (In Thousands)
TOTAL LOANS RECEIVABLE AT BEGINNING OF YEAR............     $  1,217,639    $ 1,127,670      $ 1,048,785
Real estate loan originations:
  Residential:
    Single family (1)..................................           77,021        108,911           66,233
    Multifamily........................................            4,215            506            6,955
  Construction - Single family.........................            6,945          3,717           10,838
  Commercial...........................................            9,737         15,940           16,575
                                                            ------------    -----------      -----------
TOTAL REAL ESTATE LOAN ORIGINATIONS....................           97,918        129,074          100,601

Consumer loan originations.............................           95,371         67,127           51,313
Commercial loan originations...........................           14,191         35,933           29,776
                                                            ------------    -----------      -----------
TOTAL LOAN ORIGINATIONS................................          207,480        232,134          181,690

Loans acquired through acquisition (2).................                -        120,807                -
Purchase of loans......................................          619,098        339,807          202,219
                                                            ------------    -----------      -----------
TOTAL LOAN ORIGINATIONS AND PURCHASES..................          826,578        692,748          383,909

Principal loan repayments..............................          167,446        148,967           99,273
Mortgage loan payoffs..................................          636,149        436,812          202,388
Sales of whole loans...................................            3,128          2,690            3,363
                                                            ------------    -----------      -----------
   Net increase in loans...............................           19,855        104,279           78,885
                                                            ------------    -----------      -----------
TOTAL LOANS RECEIVABLE AT END OF YEAR..................        1,251,804      1,231,949        1,127,670

Less:  Loans in process................................              117            205              205
       Allowance for loan losses....................              15,013         15,492           13,428
       Unamortized (premiums) discounts.............              (5,105)        (1,387)             773
                                                            ------------    -----------      -----------
NET LOANS RECEIVABLE AT END OF YEAR....................     $  1,241,779    $ 1,217,639      $ 1,113,264
                                                            ============    ===========      ===========

-----------------
(1) Includes $39.3 million, $67.1 million and $50.2 million of loans originated by PMC during fiscal 2003, 2002 and 2001, respectively.

(2) On January 31, 2002, Parkvale acquired The Second National Bank of Masontown ("SNB").

At June 30, 2003, Parkvale's net loan portfolio amounted to $1.2 billion, representing 75.6% of Parkvale's total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA").

The following table sets forth the composition of the Bank's loan portfolio by type of loan at June 30.

                                               2003                     2002                    2001
                                               ----                     ----                    ----
                                         Amount          %       Amount           %        Amount         %
                                         ------        -----     ------         -----      ------       -----
                                                            (Dollars in Thousands)
Real estate loans:
   Residential:
        Single family (1)             $   931,724       75.0   $   893,578       73.4       849,631      76.3
        Multifamily (2)                    19,477        1.5        18,140        1.5        24,602       2.2
        FHA/VA                                811        0.1         1,752        0.1         2,134       0.2
   Commercial                              59,796        4.8        59,136        4.9        55,947       5.0
   Other (3)                               36,581        3.0        35,108        2.9        22,164       2.0
                                      -----------      -----   -----------      -----   -----------     -----
Total real estate loans                 1,048,389       84.4     1,007,714       82.8       954,478      85.7
Consumer loans (4)                        152,458       12.3       167,956       13.8       132,580      11.9
Deposit loans                               2,974        0.2         3,224        0.2         2,265       0.2
Commercial loans                           47,983        3.9        53,055        4.4        38,347       3.4
                                      -----------      -----   -----------      -----   -----------     -----
Total loans receivable                  1,251,804      100.8     1,231,949      101.2     1,127,670     101.3
Less:
   Loans in process                           117        0.0           205        0.0           205       0.0
   Allowance for losses                    15,013        1.2        15,492        1.3        13,428       1.2
   Unamortized (premiums)/discounts        (5,105)      (0.4)       (1,387)      (0.1)          773       0.1
                                      -----------      -----   -----------      -----   -----------     -----
Net loans receivable                  $ 1,241,779        100%  $ 1,217,639        100%  $ 1,113,264       100%
                                      ===========      =====   ===========      =====   ===========     =====

                                                                          2000                 1999
                                                                          ----                 ----
                                                                 Amount           %       Amount          %
                                                                 ------         -----     ------        -----
                                                                            (Dollars in Thousands)
Real estate loans:
   Residential:
        Single family (1)                                          793,625       76.7       779,346      78.3
        Multifamily (2)                                             19,482        1.9        16,920       1.7
        FHA/VA                                                       2,719        0.3         4,913       0.5
   Commercial                                                       54,459        5.3        43,862       4.4
   Other (3)                                                        10,387        1.0         8,591       0.9
                                                               -----------      -----   -----------     -----
Total real estate loans                                            880,672       85.2       853,632      85.8
Consumer loans (4)                                                 131,500       12.7       129,452      13.0
Deposit loans                                                        2,325        0.2         2,749       0.3
Commercial loans                                                    34,288        3.3        23,572       2.4
                                                               -----------      -----   -----------     -----
Total loans receivable                                           1,048,785      101.4     1,009,405     101.5
Less:
   Loans in process                                                     15        0.0           230       0.1
   Allowance for losses                                             13,368        1.3        13,253       1.3
   Unamortized (premiums) and discounts                              1,033        0.1           251       0.1
                                                               -----------      -----   -----------     -----
Net loans receivable                                           $ 1,034,369        100%  $   995,671       100%
                                                               ===========      =====   ===========     =====

-------------------------

(1)  Includes first mortgages secured by one to four unit residences.

(2)  Includes short-term construction loans to developers.

(3)  Loans for purchase and development of land.

(4) Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of loans in each category to total loans at June 30.

                                             2003         2002          2001          2000         1999
                                             -----        -----         ----          ----         ----
Single Family loans                           74.5%        72.7%        75.5%         75.9%        77.7%
Commercial & Multi Family loans                9.3          9.1          9.1           8.0          6.9
Consumer loans                                12.4         13.9         12.0          12.8         13.1
Commercial loans                               3.8          4.3          3.4           3.3          2.3
                                             -----        -----        -----         -----        -----
Total Loans                                  100.0%       100.0%       100.0%        100.0%       100.0%
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

  Amounts Due in                          Real Estate        Commercial
Years Ending June 30,                      Loans (1)           Loans
---------------------                     -----------        ----------
                                                  (In Thousands)
2004                                      $   26,158         $   21,927
2004 - 2008                                   84,102             16,350
2009 and thereafter                          938,129              9,706
                                          ----------         ----------
Gross loans receivable (2)                $1,048,389         $   47,983
                                          ==========         ==========

------------------------

(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2) Variable rate and ARM loans represent approximately 73.6% of gross loans receivable at June 30, 2003. Of the $1,048.3 million principal amount of loans maturing after June 30, 2004, loans with an aggregate principal amount of $223.6 million have fixed interest rates and loans with an aggregate principal amount of $824.7 million have variable or adjustable interest rates.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. During fiscal 2003, 2002 and fiscal 2001, many borrowers refinanced their mortgage loans in order to take advantage of the lowest market rates in forty years.

         ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally-insured savings bank, the Bank has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2003, the majority of loans in Parkvale's portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan area. However, 61.5% and 47.6% of Parkvale's total mortgage loan portfolio at June 30, 2003 and 2002, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Colorado, Michigan, Illinois, and Washington. The increase in loans secured by out-of-state properties is due to the loan purchases of $619.1 million, which amounted to 86.3% of Parkvale's total origination and purchases for fiscal 2003 as compared to loan purchases of $339.8 million, or 72.5% of total originations in fiscal 2002. See further discussion below.

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

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 2003, 2002 and 2001 were $207.5 million, $232.1 million and $181.7 million, respectively. Mortgage originations increased during fiscal 2002 for all major types of loans. See the chart on page 5 for detailed activity for the past 3 fiscal years. The reduced levels of certain lending categories during fiscal 2003, specifically single family mortgages, commercial mortgages, relate to the Bank's decision to not offer lower long term fixed rates due to the perceived interest rate risk associated with low fixed rates.

LOAN PURCHASES. The asset/liability strategy of owning ARM loans to remain flexible in a volatile interest rate environment was evident during fiscal 2003 as Parkvale increased loan purchases to $619.1 million from $339.8 million in fiscal 2002. In fiscal 2003, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

         RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 94.5%, 89.7% and 89.5% of total mortgage loan originations and purchases in fiscal 2003, 2002 and 2001, respectively. At June 30, 2003, 79.3% of Parkvale's total residential loan portfolio was represented by ARMs. ARM loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets.

         COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages increased from $59.1 million at June 30, 2002 to $59.8 million at June 30, 2003. Commercial loans offer more attractive yields than residential real estate loans, but are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Pittsburgh area, which traditionally has not experienced the dramatic real estate price increases and decreases which have occurred in certain other geographic areas.

         CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, home improvement loans, charge card, automobile and sub-prime loans. Total consumer loans outstanding at June 30, 2003 decreased by 9.2% to $152.5 million from $168.0 million at June 30, 2002. The fiscal 2003 net decrease is a result of consumers either paying off or making large principal reduction payments in reaction to lower market rates, particularly first mortgage refinancing offered by competitors. Parkvale offers home equity lines of credit at up to 120% of collateral value at competitive introductory rates. Of an aggregate $56.2 million in outstanding lines of credit at June 30, 2003, $2.5 million have a loan to value ratio greater than 100% and $27.5 million have a loan to value ratio ranging from 80% to 100%. These loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans.

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

Parkvale's deposit loans are made on a demand basis for up to 100% of the balance of the account securing the loan. The interest rate on deposit loans equals the rate on the underlying account plus a minimum of 200 basis points.

Parkvale offers Visa and Visa Gold cards through the Independent Bankers Association of America. There are no annual fees charged on Visa accounts. Credit card balances outstanding totaled $2.3 million, $2.8 million and $3.1 million at June 30, 2003, 2002 and 2001, respectively. The balance decreased in fiscal 2003 and 2002 was primarily due to an increased demand for tax-deductible home equity lines of credit which resulted in reduced credit card balances.

Parkvale no longer originates loans through PV Financial Service, Inc ("PVFS"). PVFS' portfolio balance was $5.2 million at June 30, 2003 and $9.0 million at June 30, 2002. This portfolio has not generated additional loans during fiscal 2003 compared to $3.0 million during fiscal 2002 because in May 2002, the Bank instituted risk based pricing procedures for home equity loans that were previously originated by the subsidiary.

         COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $48.0 million and $53.1 million at June 30, 2003 and 2002, respectively. The decrease in fiscal 2003 were the result of not orginating commercial lease loans during fiscal 2003.

         LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others increased from $13.1 million at June 30, 2002 to $24.1 million at June 30, 2003. During fiscal 2003, Parkvale Bank entered into an agreement with Freddie Mac, in which the Bank sold $12.2 million of 1-4 family mortgages and retained the servicing for such loans. Prior to the fiscal 2003 sales there had been no mortgage loan securitizations or sale transactions in the last five fiscal years, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the service provider of these loans depending on the terms of the specific program.

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

Deferred loan origination fees were $903,000, $774,000 and $828,000 at June 30, 2003, 2002 and 2001, respectively. The balance in fiscal 2003 reflects the fees deferred related to the commercial real estate and commercial loan portfolio.

         NONPERFORMING LOANS AND FORECLOSED REAL ESTATE

The following table sets forth information regarding Parkvale's nonaccrual loans and foreclosed real estate at June 30.

                                               2003       2002       2001       2000       1999
                                              ------     ------     ------     ------     ------
                                                               (In Thousands)
Nonaccrual Loans:
         Mortgage                             $3,786     $2,871     $1,143     $2,098     $1,982
         Commercial                            3,498        598        516        244         78
                                              ------     ------     ------     ------     ------
Total nonaccrual loans                        $7,284     $3,469     $1,659     $2,342     $2,060
                                              ======     ======     ======     ======     ======
Total nonaccrual loans
         as a percent of total loans            0.58%      0.28%      0.15%      0.22%      0.21%
Total foreclosed real estate, net             $2,695     $1,717     $3,762     $1,442     $1,106
Total amount of nonaccrual
          loans and foreclosed real estate    $9,979     $5,186     $5,421     $3,784     $3,166
Total nonaccrual loans and
     foreclosed real estate as a
     percent of total assets                    0.61%      0.32%      0.39%      0.30%      0.27%

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

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had a $1.1 million loan classified as impaired at June 30, 2003 and a $498,000 loan classified as impaired at June 30, 2002. The average recorded investment in impaired loans was $397,000 in fiscal 2003. The amount of interest income that has not been recognized was $77,000 at June 30, 2003. Impaired assets include $2.7 million of foreclosed real estate as of June 30, 2003. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. Foreclosed real estate includes $1.6 million related to a 1998 foreclosure on a vacant building, which is in the initial stage of marketing while undergoing renovation. Periodically, management assesses the need for a valuation allowance or a writedown to account for declines in fair value. A $1.1 million writedown was established for this property during fiscal 2003 in addition to a $6.5 million writedown in fiscal 2002 as estimated costs to remediate and renovate the building were higher than originally estimated. As deemed necessary, management will continue to assess the need for a valuation allowance. The process will be influenced by factors such as future additional capitalized costs required, current real estate market and general economic conditions.

Assets classified as substandard/nonaccrual or foreclosed real estate in excess of $400,000, net of reserves, at June 30, 2003 consist of one commercial loan and the commercial property discussed in the preceding paragraph.

         ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the years ended June 30:

                                   2003         2002         2001         2000         1999
                                 ------------------------------------------------------------
                                                        (In Thousands)
Beginning balance                $ 15,492     $ 13,428     $ 13,368     $ 13,253     $ 13,223
SNB Acquisition                         -        1,994            -            -            -
Provision for loan losses             308          205          320          236          196
Loans recovered:   Consumer            39           34          188           31          119
                   Commercial           1            -            -            -            -
                   Mortgage            69          110           57          105            -
                                 ------------------------------------------------------------
       Total recoveries               109          144          245          136          119
                                 ------------------------------------------------------------
Loans charged-off: Consumer          (241)        (148)        (421)        (239)        (285)
                   Commercial        (253)         (19)           -          (13)           -
                   Mortgage          (402)        (112)         (84)          (5)           -
                                 ------------------------------------------------------------
       Total charge-offs             (896)        (279)        (505)        (257)        (285)
                                 ------------------------------------------------------------
Net charge-offs                      (787)        (135)        (260)        (121)        (166)
                                 ------------------------------------------------------------
Ending balance                   $ 15,013     $ 15,492     $ 13,428     $ 13,368     $ 13,253
                                 ============================================================

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

The allowance for loan loss was $15.0 million at June 30, 2003 and $15.5 million June 30, 2002 or 1.20% and 1.26% of gross loans at June 30, 2003 and 2002, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The allowance for loan loss is continually monitored by management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses incurred.

         INVESTMENT ACTIVITIES

Investment decisions are made by authorized officers including the Chief Executive Officer or the Chief Financial Officer of Parkvale in accordance with policies established by Parkvale's Board of Directors.

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

                                            2003        2002        2001
                                          --------    --------    --------
                                                   (In Thousands)
Federal funds sold                        $ 72,000    $119,000    $ 97,000
U.S. Government and agency obligations      14,635      52,032       8,609
Municipal obligations                        9,144      10,440       5,682
Corporate debt                             146,618     121,453      90,217
Mortgage backed securities                  40,430      15,935      16,515
Equity securities (at market value)         19,743      13,080      23,994
                                          --------    --------    --------
     Total investment portfolio           $302,570    $331,940    $242,017
                                          ========    ========    ========

As part of its investment strategy, Parkvale invests in mortgage-backed securities, the majority of which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae securities are guaranteed by their respective agencies. At June 30, 2003, Parkvale had $40.4 million, or 2.5% of total assets invested in mortgage-backed securities, as compared to 1.0% and 1.2% at June 30, 2002 and 2001, respectively. At June 30, 2003, the mortgage-backed securities consisted of Freddie Mac ($2.3 million); GNMA ($1.9 million); Fannie Mae ($23.7 million); collateralized mortgage obligations, including REMIC's ($12.0 million) and private participation certificates ($468,000); SBA ($75,000).

The following table shows Parkvale's mortgage-backed security activity during the years ended June 30.

                                                     2003         2002         2001
                                                   --------     --------     --------
                                                             (In Thousands)
Mortgage-backed securities at beginning of year    $ 15,935     $ 16,515     $ 19,850
Purchases                                            43,979            -            -
SNB Acquisition                                           -        2,876            -
Principal repayments                                (19,484)      (3,456)      (3,335)
Sales                                                     -            -            -
                                                   --------     --------     --------
Mortgage-backed securities at end of year          $ 40,430     $ 15,935     $ 16,515
                                                   ========     ========     ========

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2003 (in Thousands):

                                                  Carrying Balance         %
                                                  ----------------        ----
U.S. Treasury and U.S. Government agencies:
       Maturing within one year                       $  2,016            3.30
       Maturing within five years                       12,619            6.68
       Maturing within ten years                             -               -
States of the U.S. and political subdivisions:
       Maturing within one year                            795            6.47
       Maturing within five years                        3,831            6.60
       Maturing within ten years                         1,203            5.94
       Maturing after ten years                          3,315            7.29
Other Corporate debt:
       Maturing within one year                         56,956            5.82
       Maturing within five years                       66,530            4.42
       Maturing within ten years                             -               -
       Maturing after ten years                         23,132            6.78
Equity securities                                       19,743            2.48
Mortgage-backed securities                              40,430            4.11
                                                      --------            ----
       Total                                          $230,570            4.99
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

The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.

                                         2003                      2002                      2001
                                 ------------------        -------------------       -------------------
                                   Balance      %            Balance       %           Balance       %
                                 ----------   -----        ----------    -----       ----------    -----
                                                         (Dollars in Thousands)
Passbook accounts and
   statement savings             $  200,080    15.0%       $  187,617     13.9%      $  136,162     11.5%
Checking and
   money market accounts            317,970    23.9           286,217     21.2          208,991     17.7
Certificate accounts                686,221    51.6           744,629     55.2          728,644     61.8
Jumbo certificates                  117,833     8.8           119,725      8.9           95,017      8.0
Accrued interest                      9,656     0.7            11,151      0.8           11,983      1.0
                                 ----------   -----        ----------    -----       ----------    -----
Total Savings Deposits           $1,331,760   100.0%       $1,349,339    100.0%      $1,180,797    100.0%
                                 ==========   =====        ==========    =====       ==========    =====

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

                                        2003                      2002                      2001
                                 ------------------        -------------------       ------------------
                                       Average                   Average                   Average
                                   Balance      %            Balance       %           Balance      %
                                 ----------    ----        ----------     ----       ----------    ----
                                                       (Dollars in Thousands)
Passbook accounts                $  189,902    1.36%       $  156,746     1.74%      $  134,221    2.08%
Checking and
  money market accounts             293,767    0.75           227,703     1.03          175,480    1.14
Certificate accounts                839,154    4.69           850,564     5.53          780,855    6.14
Accrued interest                     12,715       -            13,221        -           13,920       -
                                 ----------    ----        ----------     ----       ----------    ----
                                 $1,335,538    3.30%       $1,248,234     4.22%      $1,104,476    4.77%
                                 ==========    ====        ==========     ====       ==========    ====

The wide range of deposit accounts offered has increased Parkvale's ability to retain funds and allows it to be more competitive in obtaining new funds, but does not eliminate the threat of disintermediation. During periods of high interest rates, certificate and money market accounts have been more costly than traditional accounts. In addition, Parkvale has become much more subject to short-term fluctuations in deposit flows as customers have become more rate conscious and willing to move funds into higher yielding accounts. The ability of Parkvale to attract and maintain deposits and Parkvale's cost of funds has been, and will continue to be, significantly affected by market conditions.

The principal methods used by Parkvale to attract deposits include the offering of a wide range of services and accounts, competitive interest rates, and convenient office hours and locations. Parkvale utilizes traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mail.

Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania. Parkvale neither advertises for deposits outside of Pennsylvania nor utilizes the services of deposit brokers. Approximately 3.1% of Parkvale's deposits were held by nonresidents of Pennsylvania at June 30, 2003.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

                                                   2003          2002          2001
                                                 --------      ---------     ---------
                                                             (In Thousands)
(Decrease) increase before interest credited     $(48,051)     $ 133,720     $  70,599
Interest credited                                  30,472         34,822        30,102
                                                 --------      ---------     ---------
Net deposit (decrease) increase                  $(17,579)     $ 168,542     $ 100,701
                                                 ========      =========     =========

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity.

The following table reflects the makeup of Parkvale's deposit accounts at June 30, 2003, including the scheduled quarterly maturity of CD accounts.

                                                        Amount        % of Total      Average
                                                       in 000's        Deposits        Rates
                                                      ----------      ----------      -------
Passbook and club accounts                            $  200,080         15.0%          1.36%
Checking and money market accounts                       317,970         23.9           0.75
                                                      ----------        -----           ----
   Total non-certificate accounts                        518,050         38.9           0.99
                                                      ----------        -----           ----
Certificate accounts maturing in quarter ending:
   September 30, 2003                                    157,654         11.8           3.91
   December 31, 2003                                     108,791          8.2           4.05
   March 31, 2004                                         48,804          3.7           3.44
   June 30, 2004                                          70,986          5.3           3.55
   September 30, 2004                                     39,265          3.0           3.74
   December 31, 2004                                      33,009          2.5           3.55
   March 31, 2005                                         26,612          2.0           4.52
   June 30, 2005                                          46,951          3.5           4.32
   September 30, 2005                                     23,060          1.7           3.98
   December 31, 2005                                      26,629          2.0           3.91
   March 31, 2006                                         17,406          1.3           3.93
   June 30, 2006                                          32,672          2.5           3.81
   Thereafter                                            172,215         12.9           5.24
                                                      ----------        -----           ----
Total certificate accounts                               804,054         60.4           4.69
                                                      ----------        -----           ----
   Accrued interest                                        9,656          0.7           0.00
                                                      ----------        -----           ----
Total deposits                                        $1,331,760        100.0%          3.30%
                                                      ==========        =====           ====

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2003 which mature during the years ending June 30:

                                               2004         2005         2006      Thereafter      Total
                                             --------     --------      -------    ----------    --------
                                                                    (In Thousands)
Certificates of deposit:
            Under 4.00%                      $214,632     $ 97,651      $72,752    $   17,515    $402,550
            4.00% to 5.99%                     77,854       22,668       15,948       107,979     224,449
            6.00% to 7.99%                     93,749       25,518       11,067        46,721     177,055
                                             --------     --------      -------    ----------    --------
Total certificates of deposits               $386,235     $145,837      $99,767    $  172,215    $804,054
                                             ========     ========      =======    ==========    ========

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2003 are summarized as follows:

                                                     (In Thousands)
3 months or less                                        $ 26,615
Over 3 months through 6 months                            14,233
Over 6 months through 12 months                           14,258
Over 12 months                                            62,727
                                                        --------
         Total                                          $117,833
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

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                                      2003          2002        2001
                                                      ----          ----        ----
                                                          (Dollars in Thousands)
Average balance outstanding                         $147,588      $114,044    $ 91,230
Maximum amount outstanding at any month-end
   during the period                                $161,109      $131,121    $116,137
Average interest rate                                   5.37%         5.67%       5.78%
Balance outstanding at June 30                      $161,107      $131,121    $116,134

The increase in the outstanding average balance from $114.0 million in 2002 to $147.6 million in 2003 is due to additional advances drawn on the FHLB during fiscal 2003. The increases related to new borrowings made during fiscal 2003 at rates ranging from 4.12% to 4.45% for advances with a stated maturity of 8 to 10 years. Such borrowings were used to fund either loan purchases or loan originations.

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

                                                                    Year Ended June 30,
                                -------------------------------------------------------------------------------------------
                                              2003 vs. 2002                                   2002 vs. 2001
                                --------------------------------------------    -------------------------------------------
                                                          Rate/                                          Rate/
                                  Rate       Volume      Volume      Total        Rate       Volume     Volume      Total
                                --------    --------    --------    --------    --------    --------   --------    --------
                                                                                (In Thousands)
Interest-earning assets:
   Loans                        ($10,512)   $  3,973    ($   556)   ($ 7,095)   ($ 6,811)   $  5,960   ($   472)   ($ 1,323)
   Federal funds sold               (947)       (153)         50      (1,050)     (2,269)      3,192     (1,938)     (1,015)
   Investments                    (2,176)      4,281        (875)      1,230        (990)      2,708       (321)      1,337
                                --------    --------    --------    --------    --------    --------   --------    --------
   Total                         (13,635)      8,101      (1,381)     (6,915)    (10,070)     11,860     (2,731)     (1,011)
                                --------    --------    --------    --------    --------    --------   --------    --------
Interest-bearing liabilities:
   Deposits                      (11,484)      3,684        (761)     (8,561)     (6,075)      6,857       (799)        (17)
   Trust preferred securities        (24)      1,020         (68)        928           -           -        380         380
   FHLB advances and debt           (473)      2,213        (141)      1,599         (48)      1,462       (145)      1,269
                                --------    --------    --------    --------    --------    --------   --------    --------

   Total                         (11,981)      6,917        (970)     (6,034)     (6,223)      8,319       (564)      1,632
                                --------    --------    --------    --------    --------    --------   --------    --------
Net change in net interest
   income (expense)             ($ 1,654)   $  1,184    ($   411)   ($   881)   ($ 4,017)   $  3,431   ($ 2,197)   ($ 2,596)
                                ========    ========    ========    ========    ========    ========   ========    ========

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

Pennsylvania law permits a Pennsylvania-chartered, federally-insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. Because Parkvale's subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2003, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.

Parkvale Bank's wholly-owned subsidiaries include Parkvale Investment Corporation ("PIC"), Parkvale Mortgage Corporation ("PMC"), P.V. Financial Service Inc. ("PVFS") and Renaissance Corporation ("Renaissance"). The PIC was formed in fiscal 2000 as a Delaware investment corporation. PMC was acquired in 1986 and currently operates two offices originating residential mortgage loans for the Bank. For additional information regarding PMC, see "Lending Activities". PVFS was incorporated in 1972 and on July 1, 1997, PVFS began operating as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. At June 30, 2003, PVFS had net assets of $5.7 million and $5.2 million of loans outstanding. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2003 is $116,000 in cash.

COMPETITION

Parkvale faces substantial competition both in the attraction of deposits and in the making of mortgage and other loans in its primary market area. Competition for the origination of mortgage and other loans principally comes from other savings institutions, commercial banks, mortgage banking companies, credit unions and other financial service corporations located in the Pittsburgh metropolitan area. Because of the wide diversity and large number of competitors, the exact number of competitors is fluid. Parkvale's most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions located in the Pittsburgh area. In times of higher interest rates, Parkvale also encounters significant competition for investors' funds from short-term money market securities and other corporate and government securities. During a lower interest rate environment, Parkvale and other depository institutions experience increased competition from stocks, mutual funds, and other direct investments offering the potential for higher yields.

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

EMPLOYEES

As of June 30, 2003, Parkvale and its subsidiaries had 384 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

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

Independence. Each audit committee member must be independent, which under the Act means that he or she cannot (other than in his or her capacity as a member of the audit committee, the board or any other board committee) accept any consulting, advisory or other compensatory fees from the Company or be affiliated with the Company or any of its subsidiaries;

Whistleblower Procedures. Each audit committee must establish procedures to receive and respond to any complaints and concerns regarding the Company's accounting, accounting controls or auditing matters. These procedures would include enabling the Company's employees to transmit concerns regarding questionable accounting or auditing matters by confidential, anonymous submission;

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

For Form 10-Q, quarterly reports filing deadline during fiscal 2004 remains at 45 days, 11/14/03 for the first quarter of 2004; quarterly reports filing deadline during fiscal 2005 is 40 days, i.e. 11/9/04 for the first quarter of 2005; quarterly reports filing deadline during fiscal 2006 is 35 days, i.e. 11/4/05 for the first quarter of 2006.

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

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and total risk-based capital equal to at least 8.0% of risk-weighted assets. Total capital includes both Tier I and Tier II (supplementary) capital, with Tier II capital limited to no more than the amount of Tier I capital. At June 30, 2003, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and total capital ratios of 6.9% and 11.9%, respectively. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required, among other things, each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. On June 26, 1996, the FDIC, the FRB and the Office of the Comptroller of the Currency ("OCC"), collectively, "the agencies", jointly issued a policy statement providing bankers guidance on sound interest rate risk management practices. This policy statement augments the action taken by the agencies in August 1995 to implement the portion of FDICIA addressing risk-based capital standards for interest rate risk. The agencies elected not to pursue a standardized measure and explicit capital charge for interest rate risk. Instead, the policy statement encourages banks to use their own internal models to measure IRR but emphasizes that they must have adequate board and senior management oversight and a comprehensive process for managing IRR. Parkvale's management does not anticipate difficulty in meeting the capital requirements in the future. However, there can be no assurance that this will be the case. Failure to maintain minimum levels of required capital will result in the submission to the applicable FDIC Regional Director for review and approval of a reasonable plan describing the means and timing by which the bank shall achieve its minimum Tier I ratio and may result in the imposition by the Pennsylvania Department of Banking or the FDIC of various operational restrictions, including limitations as to the rate of interest that may be paid on deposit accounts, the taking of deposits, the issuance of new accounts, the ability to originate particular types of loan, and the purchase of loans or the making of specified other investments. Alternatively, the institution may be placed into receivership or conservatorship under the FDIC, which would be charged with managing the institution until it could be sold or liquidated.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Parkvale had a $13.0 million investment in stock of the FHLB of Pittsburgh at June 30, 2003 to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2003, the Bank had $161.1 million of outstanding advances from the FHLB of Pittsburgh.

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

PFC's income tax returns for calendar 2000, 2001 and 2002 have been filed with the IRS and are open to examination. However, PFC has not yet been advised by the IRS if an examination will be performed. All income tax returns for calendar 1999 and prior years have been either accepted as filed or settled with the IRS with such settlements not resulting in a significant charge to income.

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

ITEM 2. PROPERTIES

Parkvale presently conducts its business from its main office and 39 branch offices located in the greater Pittsburgh metropolitan area. Parkvale owns the building and land for 19 of its offices and leases its remaining 20 offices. Such leases expire through 2021. PMC leases facilities outside of Pennsylvania for two loan origination centers. At June 30, 2003, Parkvale's land, building and equipment had a net book value of $11.2 million.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS.

The information required herein is incorporated by reference from page 39 of PFC's 2003 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 1 of PFC's 2003 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 4 to 12 of PFC's 2003 Annual Report.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required herein is incorporated by reference from pages 4 to 12 of PFC's 2003 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 13 to 31 of PFC's 2003 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 5 to 10 of the definitive proxy statement of the Corporation for the 2003 Annual Meeting of Stockholders, which was filed on September 12, 2003 (the "definitive proxy statement").

ITEM 11. EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from pages 8 to 15 of the definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is incorporated by reference from page 15 to 17 of the definitive proxy statement.

ITEM 14. DISCLOSURES AND PROCEDURES

An evaluation was preformed under the supervision and with the participation of Parkvale's management, including the CEO and CFO, of the effectiveness of the design and operation of Parkvale's management, including the CEO and CFO, concluded that Parkvale's disclosure controls and procedures were effective. There have been no significant changes in Parkvale's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                                                                                    Page
                                                                                    ----
Consolidated Statements of Financial Condition at June 30, 2003 and 2002             13

Consolidated Statements of Operations for each of the three years
    in the period ended June 30, 2003.                                               14

Consolidated Statements of Cash Flows for each of the three years
    in the period ended June 30, 2003.                                               15

Consolidated Statements of Shareholders' Equity for each of the three years
    in the period ended June 30, 2003.                                               16

Notes to Consolidated Financial Statements                                     17 to 31

Report of Independent Auditors                                                       32

         (2) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.

No. Exhibits                                                                   Page
------------                                                                   ----
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

   10(f)1 Change in Control Severance Agreement with Timothy G. Rubritz.        ##

   10(g) Employee Stock Ownership Plan                                           &

   10(h) Executive Deferred Compensation Plan                                    &

   10(i) Supplemental Employee Benefit Plan                                      +

   13    Excerpts of the 2003 Annual Report to Shareholders filed herewith.
         Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission ("the SEC") only and is not deemed to be "filed" as part of this Form 10-K.

   22    Subsidiaries of Registrant                                             18

         Reference is made to Item 1. Business - Subsidiaries for the required information

   23    Consent of Independent Auditors                                       C-1

   31.1  Certification of Chief Executive Officer pursuant to rule
         13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002. (as furnished as Exhibit 31.1)

         31.2 Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 31.2)

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 32.1)

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 32.2)

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

         (b)      REPORTS ON FORM 8-K

                  A Form 8-K was filed July 30, 2003 for an earnings release dated July 24, 2003.

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

                                            PARKVALE FINANCIAL CORPORATION

Date: September 18, 2003                    By: /s/ Robert J. McCarthy, Jr.
                                                ---------------------------
                                                Robert J. McCarthy, Jr.
                                                Director, President and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr.                               September 18, 2003
---------------------------                               ------------------
Robert J. McCarthy, Jr.,                                         Date
Director, President and
Chief Executive Officer

/s/ Timothy G. Rubritz                                    September 18, 2003
-----------------------                                   ------------------
Timothy G. Rubritz,                                              Date
Vice President - Treasurer
(Chief Financial & Accounting Officer)

/s/ Robert D. Pfischner                                   September 18, 2003
------------------------                                  ------------------
Robert D. Pfischner, Chairman of the Board                       Date

/s/ Fred P. Burger, Jr.                                   September 18, 2003
------------------------                                  ------------------
Fred P. Burger, Jr., Director                                    Date

/s/ Andrea F. Fitting                                     September 18, 2003
---------------------                                     ------------------
Andrea F. Fitting, Director                                      Date

/s/ Patrick J. Minnock                                    September 18, 2003
----------------------                                    ------------------
Patrick J. Minnock, Director                                     Date

/s/ Harry D. Reagan                                       September 18, 2003
-------------------                                       ------------------
Harry D. Reagan, Director                                        Date