Form 10-K/A
period 2003-06-30
PARKVALE FINANCIAL CORP
filed 2003-09-26
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                                Amendment No. 1

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

                                EXPLANATORY NOTE


This Form 10-K/A is submitted to refile two (2) exhibits.

Exhibits 31.1 and 31.2 are amended by this filing.

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