Form 10-Q
period 2003-09-30
PARKVALE FINANCIAL CORP
filed 2003-10-28
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                           COMMISSION FILE NO: 0-17411

                         PARKVALE FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

       PENNSYLVANIA                                            25-1556590
--------------------------                              -----------------------
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

The closing sales price of the Registrant's Common Stock on October 20, 2003 was $26.50 per share.

Number of shares of Common Stock outstanding as of October 20, 2003 was 5,538,557.

PARKVALE FINANCIAL CORPORATION

INDEX



Part I.     Financial Information                                                                         Page
---------------------------------                                                                         ----

Item 1.
-------
Consolidated Statements of Financial Condition as of September 30, 2003
  and June 30, 2003                                                                                          3

Consolidated Statements of Operations for the three months ended
  September 30, 2003 and 2002                                                                                4

Consolidated Statements of Cash Flows for the three months ended
  September 30, 2003 and 2002                                                                              5-6

Consolidated Statements of Shareholders' Equity as of September 30, 2003                                     6

Notes to Unaudited Interim Consolidated Financial Statements                                              7-10

Item 2.
-------
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                                  11-16

Item 3.
-------
Quantitative and Qualitative Disclosures about Market Risk                                                  16

Item 4.
-------
Controls and Procedures                                                                                     16

Part II - Other Information                                                                                 16

Signatures                                                                                                  18

Item 1.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                 SEPTEMBER 30,         June 30,
                                          ASSETS                      2003                2003
                                                                  -----------         -----------
                                                                            (unaudited)
Cash and noninterest earning deposits                             $    19,232         $    32,067
Federal funds sold                                                     79,000              72,000
Interest-earning deposits in other banks                               14,020              17,576
Investment securities available for sale (cost of
  $19,357 at September 30 and $19,185 at June 30)                      19,464              19,743
Investment securities held to maturity (fair value
  of $240,151 at September 30 and $215,587 at June 30)                235,740             210,827
Loans, net of allowance of $14,877 at September 30
  and $15,013 at June 30                                            1,189,799           1,241,779
Foreclosed real estate, net                                             2,482               2,695
Office properties and equipment, net                                   10,964              11,196
Intangible assets and deferred charges                                 11,463              11,572
Prepaid expenses and other assets                                      23,156              23,348
                                                                  -----------         -----------
      Total Assets                                                $ 1,605,320         $ 1,642,803
                                                                  ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                                                  $ 1,297,492         $ 1,331,760
Advances from Federal Home Loan Bank                                  161,104             161,107
Trust preferred securities                                             25,000              25,000
Other debt                                                             13,053              13,050
Escrow for taxes and insurance                                          3,272               7,144
Other liabilities                                                       5,153               5,268
                                                                  -----------         -----------
      Total Liabilities                                             1,505,074           1,543,329
                                                                  -----------         -----------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                       -                   -
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                  6,735               6,735
Additional Paid in Capital                                              4,091               4,132
Treasury Stock at cost (1,198,738 shares in September
   and 1,186,663 in June)                                             (23,284)            (22,951)
Accumulated Other Comprehensive Income                                     68                 355
Retained Earnings                                                     112,636             111,203
                                                                  -----------         -----------
      Total Shareholders' Equity                                      100,246              99,474
                                                                  -----------         -----------
      Total Liabilities and Shareholders' Equity                  $ 1,605,320         $ 1,642,803
                                                                  ===========         ===========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       2003           2002
                                                     -------        -------
                                                          (unaudited)
Interest Income:
      Loans                                          $15,419        $19,745
      Investments                                      2,548          2,942
      Federal funds sold                                 262            507
                                                     -------        -------
Total interest income                                 18,229         23,194
                                                     -------        -------

Interest Expense:
      Savings deposits                                 8,859         12,322
      Borrowings                                       2,213          2,041
      Trust preferred securities                         295            345
                                                     -------        -------
Total interest expense                                11,367         14,708
                                                     -------        -------

Net interest income                                    6,862          8,486
Provision for loan losses                                 47             48
                                                     -------        -------
Net interest income after
      provision for losses                             6,815          8,438
                                                     -------        -------

Noninterest Income:
      Service charges on deposit accounts              1,046          1,065
      Other fees and service charges                     362            379
      Gain on sale of investment securities              406              -
      Miscellaneous                                      385            284
                                                     -------        -------
Total other income                                     2,199          1,728
                                                     -------        -------

Noninterest Expenses:
      Compensation and employee benefits               3,045          3,267
      Office occupancy                                 1,057            974
      Marketing                                           87            151
      Office supplies, telephone, and postage            387            410
      Miscellaneous                                      973            994
                                                     -------        -------
Total other expenses                                   5,549          5,796
                                                     -------        -------

Income before income taxes                             3,465          4,370
Income tax expense                                     1,035          1,508
                                                     -------        -------

Net income                                           $ 2,430        $ 2,862
                                                     =======        =======
Net income per share:
      Basic                                          $  0.44        $  0.51
      Diluted                                        $  0.43        $  0.50

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             2003               2002
                                                                           ---------         ---------
                                                                                   (unaudited)
Cash flows from operating activities:
     Interest received                                                     $  21,045         $  24,840
     Loan fees received (premiums paid)                                       (1,207)             (223)
     Other fees and commissions received                                       1,657             1,729
     Interest paid                                                           (11,229)          (14,654)
     Cash paid to suppliers and others                                        (5,770)           (5,083)
     Income taxes paid                                                        (1,070)                -
                                                                           ---------         ---------
     Net cash provided by operating activities                                 3,426             6,609

Cash flows from investing activities:
     Proceeds from sale of investment securities available for sale              561                 -
     Proceeds from maturities of investments                                  27,251            38,185
     Purchase of investment securities available for sale                          -            (5,250)
     Purchase of investment securities held to maturity                      (53,074)          (67,171)
     Maturity of deposits in other banks                                       3,557               914
     Purchase of loans                                                      (129,029)         (118,734)
     Proceeds from sales of loans                                                886               897
     Principal collected on loans                                            221,424           168,329
     Loans made to customers, net of loans in process                        (41,107)          (41,353)
     Other                                                                      (121)             (161)
                                                                           ---------         ---------
     Net cash used in investing activities                                    30,348           (24,344)

Cash flows from financing activities:
     Net increase (decrease) in checking and savings accounts                  4,967            (5,101)
     Net (decrease) increase in certificates of deposit                      (39,235)            6,295
     Proceeds from FHLB advances                                                   -            20,000
     Repayment of FHLB advances                                                   (3)           (5,003)
     Net decrease in other borrowings                                              3            (1,704)
     Decrease in borrowers' advances for tax & insurance                      (3,872)           (4,143)
     Cash dividends paid                                                        (997)           (1,026)
     Acquisition of treasury stock                                              (472)           (2,932)
                                                                           ---------         ---------
     Net cash (used in) provided by financing activities                     (39,609)            6,386
                                                                           ---------         ---------

Net decrease in cash and cash equivalents                                     (5,835)          (11,349)

     Cash and equivalents at beginning of period                             104,067           144,050
                                                                           ---------         ---------

     Cash and equivalents at end of period                                 $  98,232         $ 131,701
                                                                           =========         =========

Reconciliation of net income to net cash provided                   THREE MONTHS ENDED
     by operating activities:                                          SEPTEMBER 30,
                                                                   2003             2002
                                                                  -------         -------
Net income                                                        $ 2,430         $ 2,862
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                    462             427
     Accretion and amortization of loan fees and discounts          1,763             751
     Loan fees collected and deferred                              (1,207)           (223)
     Provision for loan losses                                         47              48
     Gain on sale of  assets                                         (406)              -
     Decrease in accrued interest receivable                          826             802
     (Decrease) increase in other assets                             (636)            115
     Decrease in accrued interest payable                             139              55
     Increase in other liabilities                                      8           1,772
                                                                  -------         -------
     Total adjustments                                                996           3,747
                                                                  -------         -------
Net cash provided by operating activities                         $ 3,426         $ 6,609
                                                                  =======         =======





For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $144,000 for the three months ended September 30, 2003 and $189,000 for the three months ended September 30, 2002.




                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
                                   (unaudited)


                                                                                         Accumulated
                                                            Additional                      Other                       Total
                                                 Common       Paid-in     Treasury      Comprehensive    Retained   Shareholders'
                                                  Stock       Capital        Stock         Income         Earnings       Equity
                                               ----------------------------------------------------------------------------------
Balance, June 30, 2003                            $6,735        $4,132    ($22,951)         $355         $111,203        $99,474

Net income, three months
  ended September 30, 2003                                                                                  2,430          2,430

Other Comprehensive income, net of tax
  Unrealized Gains on securities of $3                                                       (287)                          (287)
                                                                                                                         -------
  net of reclassification adjustment for
  gains included in net income of $284
  Total comprehensive income                                                                                               2,143

Treasury stock purchased                                                       (472)                                        (472)

Dividends on common stock at
  $0.18 per share                                                                                            (997)          (997)

Exercise of stock options                                          (41)         139                                           98
                                                  ------        ------     ---------          ---        --------       --------

Balance, September 30, 2003                       $6,735        $4,091     ($23,284)          $68        $112,636       $100,246
                                                  ======        ======     =========          ===        ========       ========

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations
------------------------
The statements of operations for the three months ended September 30, 2003 and 2002 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results which may be expected for fiscal 2004. The Annual Report on Form 10-K for the year ended June 30, 2003 contains additional information and should be read in conjunction with this report.

Stock Based Compensation
------------------------
Pro forma information regarding net income and earnings per share as required by FAS 123, has been determined as if Parkvale Financial Corporation had accounted for its stock options using that method. The fair value for these options was estimated at the date of the grants using a Black-Scholes option pricing model.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Parkvale's pro forma information is as follows:

                                                        For the three months ended September 30,

                                                                     2003          2002
                                                                   ------        ------
Net income before stock options                                    $2,430        $2,862
Compensation expense from stock options, net of tax:
   Three months ended September 30                                     51            35
                                                                   ------        ------
Pro forma net income                                               $2,379        $2,827
                                                                   ======        ======

Pro forma income per share:
   Basic                                                           $ 0.43        $ 0.50
   Diluted                                                         $ 0.42        $ 0.49

Comprehensive Income
--------------------
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the three months ended September 30, 2003 and 2002, total comprehensive income amounted to $2,143 and $2,790, respectively.

(Dollar amounts in thousands, except share data)

Earnings Per Share
------------------
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:


                                                                       2003              2002
                                                                    ----------        ----------
Numerator for basic and diluted earnings per share:
     Net Income                                                     $    2,430        $    2,862
Denominator:
     Weighted average shares for basic earnings per share            5,537,810         5,639,270
     Effect of dilutive stock options                                   89,344            93,786
                                                                    ----------        ----------
     Weighted average shares for dilutive earnings per share         5,627,154         5,733,056
                                                                    ==========        ==========
Net income per share:
     Basic                                                          $     0.44        $     0.51
     Diluted                                                        $     0.43        $     0.50
Dividends per share                                                 $     0.18        $     0.18

Loans
-----

Loans are summarized as follows:                                      SEPTEMBER 30,        June 30,
                                                                          2003                2003
                                                                      -----------         -----------
Mortgage loans:
     Residential:
       1-4 Family                                                     $   883,829         $   932,535
       Multifamily                                                         18,434              19,477
     Commercial                                                            65,300              59,796
     Other                                                                 35,320              36,581
                                                                      -----------         -----------
                                                                        1,002,883           1,048,389
Consumer loans                                                            150,662             152,458
Commercial business loans                                                  43,471              47,983
Loans on savings accounts                                                   2,911               2,974
                                                                      -----------         -----------
                                                                        1,199,927           1,251,804
Less: Loans in process                                                        236                 117
        Allowance for loan losses                                          14,877              15,013
        Unamortized discount (premiums) and deferred loan fees             (4,985)             (5,105)
                                                                      -----------         -----------
Loans, net                                                            $ 1,189,799         $ 1,241,779
                                                                      ===========         ===========



The following summarizes the activity in the allowance for loan losses for the three months ended September 30:

                                                   2003                  2002
                                                 --------              --------
Beginning balance                                $ 15,013              $ 15,492
Provision for losses                                   47                    48
Loans recovered                                         5                    62
Loans charged off                                    (189)                 (122)
                                                 --------              --------
Ending balance                                   $ 14,876              $ 15,480
                                                 ========              ========

New Accounting Pronouncements
-----------------------------
Statement of Financial Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends Statement of Financial Standard No. 123 to provide alternative method's of transition to Statement No. 123's fair value method of accounting for stock-based compensation. Statement No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Parkvale has complied with the disclosure required under this statement within the Notes of this Form 10Q.

Statement of Financial Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities addressed under FAS 133, Accounting for Derivative Instruments and Hedging Activities. This accounting guidance amends FAS 133 for decisions made by the FASB as part of the Derivatives Implementations Group process and also amends FAS 133 to clarify the definition of a derivative. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management has evaluated the impact of this statement and has determined that there is no material effect on Parkvale's financial position or results of operations.

Statement of Financial Standards No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, which establishes standards for how an issuer is to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, FAS 150 requires that financial instruments issued in the form of shares that are mandatorily redeemable; financial instruments that embody an obligation to repurchase the issuer's equity shares or are indexed to such an obligation; or financial instruments that embody an unconditional obligation or a conditional obligation that can be settled in certain ways be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. Management has evaluated the impact of this statement and has determined that there is no material effect on Parkvale's financial position or results of operation.

Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtness of Others, which expands on the accounting guidance of FAS 5, 57 and 107 and incorporates without change the provisions of FAS Interpretation 34, which is being superseded. Each guarantee meeting the characteristics described in FIN 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from current general practice. FIN 45 disclosure requirements were effective in December 2002. Management has evaluated the impact of this interpretation and has determined that there is no material effect on Parkvale's financial position or results of operation.

Interpretation No. 46, Consolidation of Variable Interest Entities ("VIE's"), an interpretation of Accounting Research bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an entity controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements for FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities will not be required to be consolidated under the provisions of FIN
46. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs on July 1, 2003. Management has evaluated the impact of this interpretation and has determined that there is no material effect on Parkvale's financial position or results of operation at September 30, 2003.

Item 2.
                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)


Balance Sheet Data:                                             SEPTEMBER 30,
                                                           2003              2002
                                                        ----------        ----------
Total assets                                            $1,605,320        $1,641,753
Loans, net                                               1,189,799         1,207,972
Interest-earning deposits and federal funds sold            93,020           113,559
Total investments                                          255,204           247,002
Savings deposits                                         1,297,492         1,350,534
FHLB advances                                              161,104           146,117
Other borrowings                                            13,053            15,172
Shareholders' equity                                       100,246            96,260
Book value per share                                    $    18.11        $    17.24

Statistical Profile:

                                                               THREE MONTHS ENDED
                                                               SEPTEMBER 30,  (1)
                                                              2003            2002
                                                          ----------        ----------
Average yield earned on all
   interest-earning assets                                    4.70%             5.93%
Average rate paid on all
   interest-bearing liabilities                               3.00%             3.78%
Average interest rate spread                                  1.70%             2.15%
Net yield on average
   interest-earning assets                                    1.77%             2.17%
Other expenses to average assets                              1.37%             1.43%
Taxes to pre-tax income                                      29.87%            34.51%
Return on average assets                                      0.60%             0.70%
Return on average equity                                      9.72%            11.90%
Average equity to average total assets                        6.16%             5.92%

                                                                 AT SEPTEMBER 30,
                                                              2003              2002
                                                          ----------        ----------

One year gap to total assets                                  7.35%           -5.02%
Intangibles to total equity                                   6.24%            12.13%
Ratio of nonperforming assets to total assets                 0.48%             0.34%
Number of full-service offices                                  39                38

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:
Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following at September 30, 2003 versus year-end June 30, 2003.

                                                SEPTEMBER 30, 2003     June 30, 2003
                                                ------------------     -------------
                                                           (Dollars in 000's)
Delinquent single-family mortgage loans               $3,254               $3,786
Delinquent other loans                                   710                2,379
                                                      ------               ------
Total of nonperforming loans                          $3,964               $6,165
Total of impaired loans                                1,261                1,119
Real estate owned, net                                 2,482                2,695
                                                      ------               ------
Total                                                 $7,707               $9,979
                                                      ======               ======

Nonperforming and impaired loans and real estate owned represent 0.48% and 0.34% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at September 30, 2003 consisted of 34 single family owner occupied homes. As of September 30, 2003, $1.9 million or 59.6% of the nonaccrual mortgage loans totaling $3.3 million were purchased from others. The $1.9 million of the delinquent loans purchased by others are comprised of 9 loans which management believes are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principle and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $241,000 at September 30, 2003 and $248,000 at June 30, 2003. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $1.3 million of loans classified as impaired at September 30, 2003 and $1.1 million at June 30, 2003. The average recorded investment in impaired loans is $1.3 million for the September 2003 quarter. The amount of interest income that has not been recognized was $66,000 at September 30, 2003. Impaired assets include $2.5 million of foreclosed real estate as of September 30, 2003. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate at September 30, 2003 includes $1.6 million related to a vacant office building, which is undergoing renovation and rehabilitation.

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses was $14.9 million at September 30, 2003, $15.0 million at June 30, 2003 and $15.5 million at September 30, 2002 or 1.24%, 1.20% and 1.27% of gross loans at September 30, 2003, June 30, 2003 and September 30, 2002. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The allowance for loan losses is continually monitored by management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. Management believes the allowance for loan losses is adequate to absorb loan losses incurred.

LIQUIDITY AND CAPITAL RESOURCES:
Federal funds sold increased $7.0 million or 9.7% from June 30, 2003 to September 30, 2003. Investment securities held to maturity increased $24.9 million or 11.8% and loans decreased $52.0 million or 4.2% from June 30, 2003 to September 30, 2003. Deposits decreased $34.3 million or 2.6% from June 30, 2003 to September 30, 2003. Escrow for taxes and insurance decreased by $3.9 million or 54.2% as a result of the remittance of property taxes to the various taxing districts during the quarter. Parkvale Bank's FHLB advance available maximum borrowing capacity is $874.2 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $100.2 million or 6.2% of total assets at September 30, 2003. A stock repurchase program approved in June 2003 permits the purchase of 5% of outstanding stock or 276,500 shares during fiscal 2004 at prevailing prices in open-market transactions. Through September 30, 2003, 20,000 shares were purchased at an average price of $23.61 per share, representing 7.23% of the authorized program. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2003, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.08% and 12.56%, respectively.

The regulatory capital ratios for Parkvale Bank at September 30, 2003 are calculated as follows:

                                                       Tier I                 Tier I                Tier II
                                                        Core                Risk-Based             Risk-Based
                                                       Capital                Capital                Capital
                                                     -----------            -----------            -----------
Equity Capital (1)                                   $   125,085            $   125,085            $   125,085
Less non-allowable intangible assets                     (11,463)               (11,463)               (11,463)
Less unrealized securities gains                             (59)                   (59)                   (59)
Plus permitted valuation allowances (2)                        -                      -                 12,571
Plus allowable unrealized holding gains (3)                    -                      -                     42
                                                     -----------            -----------            -----------
   Total regulatory capital                              113,563                113,563                126,178
Minimum required capital                                  64,176                 41,171                 80,341
                                                     -----------            -----------            -----------
   Excess regulatory capital                         $    49,387            $    73,392            $    45,837

   Adjusted total assets                             $ 1,604,389            $ 1,004,263            $ 1,004,263
                                                     ===========            ===========            ===========

Regulatory capital as a percentage                          7.08%                 11.31%                 12.56%
Minimum capital required as a percentage                    4.00%                  4.00%                  8.00%
                                                     -----------            -----------            -----------
Excess regulatory capital as a percentage                   3.08%                  7.31%                  4.56%
                                                     ===========            ===========            ===========
Well capitalized requirement                                5.00%                  6.00%                 10.00%
                                                     ===========            ===========            ===========

----------

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2003.
(2)  Limited to 1.25% of risk adjusted total assets.
(3)  Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
For the three months ended September 30, 2003, Parkvale reported net income of $2.4 million or $0.43 per diluted share, compared to net income of $2.9 million or $0.50 per diluted share for the quarter ended September 30, 2002. The $432,000 decrease in net income for the September 2003 quarter is attributable to margin pressures partially offset by a gain on sale of investment securities and a decrease in non-interest expense. Net interest income decreased to $6.9 million from $8.5 million for the prior period. The reduction in net interest income is attributable to a continuing trend of loan payoffs as consumers refinance debt at lower interest rates. The September 2003 quarter reflects a gain on the sale of investment securities of $406,000 (pre-tax). Return on average equity was 9.72% for the September 2003 quarter compared to 11.90% for the September 2002 quarter.

INTEREST INCOME:
Parkvale had interest income of $18.2 million during the three months ended September 30, 2003 versus $23.2 million during the comparable period in 2002. The $5.0 million decrease is the result of a 123 basis point decrease in the average yield from 5.93% in 2002 to 4.70% in 2003 coupled with a $12,000 or 0.1% decrease in the average balance of interest-earning assets. Interest income from loans decreased $4.3 million or 21.9% resulting from a 144 basis point decrease in the average yield from 6.49% in 2002 to 5.05% in 2003 offset by an increase in the average outstanding loan balances of $4.0 million or 0.3%. The decrease in the average yield reflects the adverse impact of loan repayments of $797 million in fiscal 2003 plus the additional $196 million in payments during the September 2003 quarter. New loans granted and purchased during the past 15 months have been at substantially lower rates reflective of lower market rates. Investment interest income decreased by $394,000 or 13.4% due to a decrease of $3.2 million or 1.4% in the average balance and by a 61 basis point decrease in the average yield from 5.05% in 2002 to 4.44% in 2003. Interest income earned on federal funds sold decreased $245,000 or 48.3% from the 2002 quarter due to a 74 basis point decrease in the average yield from 1.78% in 2002 to 1.03% in 2003. This decrease was coupled by a decrease in the average balance of $12.8 million or 11.2%. The weighted average yield on all interest earning assets was 4.70% at September 30, 2003 and 5.93% at September 30, 2002.

INTEREST EXPENSE:
Interest expense decreased $3.3 million or 22.7% from the 2003 to the 2002 quarter. The decrease was due to an 87 basis point decrease in the average rate paid on deposits and borrowings from 3.87% in 2002 to 3.00% in 2003 and by a decrease in the average deposits and borrowings of $5.5 million. The rates paid in the September 2003 quarter reflects a 20 basis point decrease from the 3.20% paid in the June 2003 quarter. At September 30, 2003, the average rate payable on liabilities was 2.51% for deposits, 4.97% for borrowings, 4.74% for trust preferred securities and 2.84% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. Parkvale's provision for loan losses decreased by $1,000 from the 2002 to the 2003 quarter. Aggregate valuation allowances were 1.24% and 1.20% of gross loans at September 30, 2003 and June 30, 2003, respectively.

Nonperforming loans and real estate owned were $7.7 million, $10.0 million and $5.6 million at September 30, 2003, June 30, 2003 and September 30, 2002, representing 0.48%, 0.61% and 0.34% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2003 were $14.9 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses incurred.

OTHER INCOME:
Total other income increased by $471,000 or 27.3% in 2003 due mainly due to a gain on sale of assets of $406,000. Other income absent this gain increased $65,000 or 3.8% due to income earned on Bank Owned Life Insurance.

OTHER EXPENSE:
Total other expense decreased by $247,000 or 4.3% for the three months ended September 30, 2003. This decrease is due principally to decreases in compensation and marketing of $222,000 and $64,000, or 6.8% and 42.4%, respectively. Compensation has decreased over the prior year due mainly to a decrease in full-time equivalents due to consolidation of processing functions and reduced profitability. Marketing has decreased as compared to the prior quarter due to a decrease in approved marketing expenditures. Annualized noninterest expense as a percentage of average assets were 1.37% for the quarter ended September 30, 2003 as compared to 1.43% for the quarter ended September 30, 2002.

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk
        Quantitative and qualitative disclosures about market risk are presented at June 30, 2003 in item 7a of Parkvale Financial Corporation's Form 10-K/A, filed with the SEC on September 26, 2003. Management believes that there have been no material changes in Parkvale's market risk since June 30, 2003.


Item 4. Controls and Procedures
        Disclosure controls and procedures are monitored and supervised by the Registrant's management, including the CEO and CFO, to the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                           None

Item 2.  Changes in Securities and Use of Proceeds                   None

Item 3.  Defaults Upon Senior Securities                             None

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 2003 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 23, 2003. Of 5,528,856 shares eligible to vote, 90.2% or 4,984,604 were voted by proxy.

(b) The shareholders voted to elect the nominee for director, as described in the Proxy Statement for the Annual Meeting. The results for the election of Harry D. Reagan as director were 4,751,773 shares in favor and 232,831 shares withheld. The results for the re-election of Robert D. Pfischner as director were 4,732,688 shares in favor and 251,916 shares withheld. The results for the re-election of Andrea F. Fitting, PH.D. as director were 4,933,644 shares in favor and 50,960 shares withheld.

(c) The recommendation by the Board of Directors to ratify the appointment of Ernst & Young LLP as the Corporation's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 4,897,566 shares in favor, 78,897 shares against and 8,141 shares abstaining.

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

       (b)  Reports on Form 8-K

               A Form 8-K was filed October 20, 2003 for an earnings release dated October 16, 2003.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Parkvale Financial Corporation


DATE: October 27, 2003                        By: /s/ Robert J. McCarthy, Jr.
      --------------------                       ----------------------------
                                              Robert J. McCarthy, Jr.
                                              President and
                                              Chief Executive Officer


DATE: October 27, 2003                        By: /s/ Timothy G. Rubritz
      ----------------                           -----------------------------
                                              Timothy G. Rubritz
                                              Vice President, Treasurer and
                                              Chief Financial Officer