Form 10-Q
period 2003-12-31
PARKVALE FINANCIAL CORP
filed 2004-02-17
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31 2003

                           COMMISSION FILE NO: 0-17411

                         PARKVALE FINANCIAL CORPORATION
             -------------------------------------------------------
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

The closing sales price of the Registrant's Common Stock on February 9, 2004 was $29.70 per share.

Number of shares of Common Stock outstanding as of February 9, 2004 was 5,584,843.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.   Financial Information                                             Page
-------------------------------                                             ----

Item 1.
-------

Consolidated Statements of Financial Condition as of December 31, 2003
  and June 30, 2003                                                            3

Consolidated Statements of Operations for the three and six months ended
  December 31, 2003 and 2002                                                   4

Consolidated Statements of Cash Flows for the six months ended
  December 31, 2003 and 2002                                                 5-6

Consolidated Statements of Shareholders' Equity for the six months
  December 31, 2003                                                            6

Notes to Unaudited Interim Consolidated Financial Statements                7-10

Item 2.
-------

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                    11-17

Item 3.
-------

Quantitative and Qualitative Disclosures about Market Risk                    17

Item 4.
-------

Controls and Procedures                                                       17

Part II - Other Information                                                17-18

Signatures                                                                    19

Item 1.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                             DECEMBER 31,          June 30,
                                           ASSETS              2003                  2003
                                                             -----------         -----------
                                                             (unaudited)          (audited)
Cash and noninterest earning deposits                        $    25,732         $    32,067
Federal funds sold                                                72,000              72,000
Interest-earning deposits in other banks                           6,576              17,576
Investment securities available for sale (cost of
  $19,624 at December 31 and $19,185 at June 30)                  19,685              19,743
Investment securities held to maturity (fair value
  of $301,320 at December 31 and $215,587 at June 30)            297,154             210,827
Loans, net of allowance of $14,608 at December 31
  and $15,013 at June 30                                       1,128,358           1,241,779
Foreclosed real estate, net                                        2,438               2,695
Office properties and equipment, net                              10,737              11,196
Intangible assets and deferred charges                            11,353              11,572
Prepaid expenses and other assets                                 23,162              23,348
                                                             -----------         -----------
      Total Assets                                           $ 1,597,195         $ 1,642,803
                                                             ===========         ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Savings deposits                                             $ 1,283,328         $ 1,331,760
Advances from Federal Home Loan Bank                             161,100             161,107
Trust preferred securities                                        25,000              25,000
Other debt                                                        15,534              13,050
Escrow for taxes and insurance                                     5,041               7,144
Other liabilities                                                  5,058               5,268
                                                             -----------         -----------
      Total Liabilities                                        1,495,061           1,543,329
                                                             -----------         -----------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                 --                  --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                             6,735               6,735
Additional Paid in Capital                                         3,667               4,132
Treasury Stock at cost (1,159,512 shares at December
   and 1,186,663 at June)                                        (22,642)            (22,951)
Accumulated Other Comprehensive Income                                38                 355
Retained Earnings                                                114,336             111,203
                                                             -----------         -----------
      Total Shareholders' Equity                                 102,134              99,474
                                                             -----------         -----------
      Total Liabilities and Shareholders' Equity             $ 1,597,195         $ 1,642,803
                                                             ===========         ===========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    DECEMBER 31,             DECEMBER 31,
                                                2003         2002         2003         2002
                                              --------      -------     --------     -------
Interest income:                                  (Unaudited)                 (Unaudited)
     Loans                                    $ 14,748      $18,470     $ 30,167     $38,215
     Investments                                 3,005        2,915        5,553       5,857
     Federal funds sold                            214          513          476       1,020
                                              --------      -------     --------     -------
              Total interest income             17,967       21,898       36,196      45,092
                                              --------      -------     --------     -------

Interest expense:
     Savings deposits                            7,776       11,701       16,635      24,023
     Borrowings                                  2,206        2,096        4,419       4,120
     Trust preferred securities                    315          339          610         701
                                              --------      -------     --------     -------
     Total interest expense                     10,297       14,136       21,664      28,844
                                              --------      -------     --------     -------

Net interest income                              7,670        7,762       14,532      16,248
Provision (credit) for loan losses                (102)          74          (55)        122
                                              --------      -------     --------     -------
     Net interest income after
     provision (credit) for losses               7,772        7,688       14,587      16,126
                                              --------      -------     --------     -------

Noninterest Income:
     Service charges on deposit accounts         1,111        1,183        2,217       2,296
     Other fees and service charges                253          311          555         642
     Gain on sale of assets                         --           --          406          --
     Miscellaneous                                 354          249          739         533
                                              --------      -------     --------     -------
              Total other income                 1,718        1,743        3,917       3,471
                                              --------      -------     --------     -------

Noninterest Expenses:
     Compensation and employee benefits          3,094        3,162        6,139       6,429
     Office occupancy                            1,054        1,033        2,111       2,007
     Marketing                                     102          161          189         312
     FDIC insurance                                 50           57          102         115
     Office supplies, telephone and postage        402          419          789         829
     Miscellaneous                                 898          970        1,819       1,906
                                              --------      -------     --------     -------
              Total other expenses               5,600        5,802       11,149      11,598
                                              --------      -------     --------     -------

Income before income taxes                       3,890        3,629        7,355       7,999
Income tax expense                               1,187        1,124        2,222       2,632
                                              --------      -------     --------     -------

Net income                                    $  2,703      $ 2,505     $  5,133     $ 5,367
                                              ========      =======     ========     =======

Net income per share:
     Basic                                    $   0.49      $  0.45     $   0.93     $  0.96
     Diluted                                  $   0.48      $  0.45     $   0.91     $  0.95

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                       SIX MONTHS ENDED
                                                                          DECEMBER 31,
                                                                    2003              2002
                                                                  ---------         --------
Cash flows from operating activities:                                     (unaudited)
Interest received                                                 $  40,244         $ 47,312
Loan fees received (premiums paid)                                  (1,943)            (686)
Other fees and commissions received                                   3,238            3,472
Interest paid                                                      (21,687)         (28,847)
Cash paid to suppliers and others                                  (10,712)         (11,063)
Income taxes paid                                                   (2,120)          (1,029)
                                                                  ---------         --------

Net cash provided by operating activities                             7,020           11,217

Cash flows from investing activities:

Proceeds from sale of investment securities available for sale          561              --
Proceeds from maturities of investment                               46,657           96,388
Purchase of investment securities held to maturity                (134,694)        (137,141)
Maturity (purchase) of deposits in other banks                       11,000          (4,661)
Purchase of loans                                                 (171,870)        (303,635)
Proceeds from sales of loans                                          2,240            1,506
Principal collected on loans                                        357,778          381,961
Loans made to customers, net of loans in process                   (74,250)         (95,294)
Other                                                                 (248)            (245)
                                                                  ---------         --------

Net cash provided by (used in) investing activities                  37,174         (61,121)

Cash flows from financing activities:

Net increase in checking and savings accounts                        17,732            7,097
Net (decrease) in certificates of deposit                          (66,163)         (30,072)
Proceeds from FHLB advances                                              -           20,000
Repayment of FHLB advances                                              (7)          (5,007)
Net increase (decrease) in other borrowings                           2,484          (4,460)
Decrease in borrowers' advances for taxes and insurance             (2,103)          (1,843)
Cash dividends paid                                                 (2,000)          (2,004)
Acquisition of treasury stock                                         (472)          (3,915)
                                                                  ---------         --------

Net cash used in financing activities                              (50,529)         (20,204)
                                                                  ---------         --------
Net decrease in cash and cash equivalents                           (6,335)         (70,108)

Cash and cash equivalents at beginning of period                    104,067          144,050
                                                                  ---------         --------

Cash and cash equivalents at end of period                        $  97,732         $ 73,942
                                                                  =========         ========

Reconciliation of net income to net cash provided                    SIX MONTHS ENDED
by operating activities:                                                DECEMBER 31,
                                                                    2003            2002
                                                                  -------         --------
Net income                                                        $ 5,133         $  5,367
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                    926              861
     Accretion and amortization of loan fees and discounts          2,893            1,566
     Loan fees collected and deferred                              (1,943)            (686)
     Provision (credit) for loan losses                               (55)             122
     Gain on sale of  assets                                         (406)              --
     Decrease in accrued interest receivable                          793              381
     (Decrease) increase in other assets                             (607)           3,049
     (Increase) in accrued interest payable                           (23)              (3)
     Increase in other liabilities                                    309              560
                                                                  -------         --------
     Total adjustments                                              1,887            5,850
                                                                  -------         --------

Net cash provided by operating activities                         $ 7,020         $ 11,217
                                                                  =======         ========

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $172 for the six months ended December 31, 2003 and $770 for the six months ended December 31, 2002.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                                         Accumulated
                                                Additional                  Other                       Total
                                      Common     Paid-in     Treasury    Comprehensive    Retained   Shareholders'
                                      Stock      Capital       Stock        Income        Earnings      Equity
                                      ------    ----------   --------    -------------    --------   -------------
Balance, June 30, 2003                $6,735     $4,132      ($22,951)       $355         $111,203      $99,474

Net income, six months
  ended December 31, 2003                                                                    5,133        5,133

Other Comprehensive income, net
  of tax Unrealized Gains on
  securities of $33 net of
  reclassification adjustment
  for gains included in net
  income of $284                                                             (317)                         (317)
                                                                                                       --------
    Total comprehensive income                                                                            4,816

Treasury stock purchased                                         (472)                                     (472)

Dividends on common stock at
  $0.36 per share                                                                           (2,000)      (2,000)

Exercise of stock options                          (465)          781                                       316
                                      ------     ------      --------        ----         --------     --------
Balance, December 31, 2003            $6,735     $3,667      ($22,642)       $ 38         $114,336     $102,134
                                      ======     ======      ========        ====         ========     ========

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations

The statements of operations for the three and six months ended December 31, 2003 and 2002 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results which may be expected for fiscal 2004. The Annual Report on Form 10-K for the year ended June 30, 2003 contains additional information and should be read in conjunction with this report.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. PFC's pro forma information is as follows:

                                                         For the six months
                                                         ended December 31,
                                                         2003         2002
                                                        ------        ------
Net income before stock options                         $5,133        $5,367
Compensation expense from stock options, net of tax:
   Six months ended December 31                            115            56
                                                        ------        ------
Pro forma net income                                    $5,018        $5,311
                                                        ======        ======

Pro forma income per share:
   Basic                                                $ 0.91        $ 0.95
   Diluted                                              $ 0.89        $ 0.94

Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the six months ended December 31, 2003 and 2002, total comprehensive income amounted to $4,816 and $5,382, respectively.

(Dollar amounts in thousands, except share data)

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31:

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            DECEMBER 31,                    DECEMBER 31,
                                                       2003            2002            2003            2002
                                                    ----------      ----------      ----------      ----------
Numerator for basic and diluted
  earnings per share:
     Net income                                     $    2,703      $    2,505      $    5,133      $    5,367
Denominator:
     Weighted average shares
        for basic earnings per share                 5,551,742       5,545,111       5,544,776       5,592,191
     Effect of dilutive employee stock options          81,189          79,259          85,267          86,523
                                                    ----------      ----------      ----------      ----------
     Weighted average shares for
        dilutive earnings per share                  5,632,931       5,624,370       5,630,043       5,678,714
                                                    ==========      ==========      ==========      ==========
Net income per share:
         Basic                                      $     0.49      $     0.45      $     0.93      $     0.96
                                                    ==========      ==========      ==========      ==========
         Diluted                                    $     0.48      $     0.45      $     0.91      $     0.95
                                                    ==========      ==========      ==========      ==========

Loans

Loans are summarized as follows:

                                                                  DECEMBER 31,        June 30,
                                                                     2003              2003
                                                                  ------------      -----------
Mortgage loans:
    Residential:
       1-4 Family                                                 $   828,822       $   932,535
       Multifamily                                                     20,952            19,477
    Commercial                                                         83,631            59,796
    Other                                                              13,398            36,581
                                                                  -----------       -----------
                                                                      946,803         1,048,389
Consumer loans                                                        147,629           152,458
Commercial business loans                                              42,023            47,983
Loans on savings accounts                                               2,679             2,974
                                                                  -----------       -----------
                                                                    1,139,134         1,251,804
Less: Loans in process                                                    273               117
      Allowance for loan losses                                        14,608            15,013
      Unamortized discount (premiums) and deferred loan fees           (4,105)           (5,105)
                                                                  -----------       -----------
Loans, net                                                        $ 1,128,358       $ 1,241,779
                                                                  ===========       ===========

The following summarizes the activity in the allowance for loan losses for the six months ended December 31:

                                                      2003           2002
                                                    --------       --------
Beginning balance                                   $ 15,013       $ 15,492
Provision (credit) for losses - mortgage loans          (237)            12
Provision for losses - consumer loans                    149             63
Provision for losses - commercial loans                   33             47
Loans recovered                                          251             74
Loans charged off                                       (601)          (529)
                                                    --------       --------
Ending balance                                      $ 14,608       $ 15,159
                                                    ========       ========

New Accounting Pronouncements

Statement of Financial Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends Statement of Financial Standard No. 123 to provide alternative method's of transition to Statement No. 123's fair value method of accounting for stock-based compensation. Statement No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Parkvale has complied with the disclosure required under this statement within the Notes of this Form 10-Q.

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

Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of FAS 5, 57 and 107 and incorporates without change the provisions of FAS Interpretation 34, which is being superseded. Each guarantee meeting the characteristics described in FIN 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from current general practice. FIN 45 disclosure requirements were effective in December 2002. Management has evaluated the impact of this interpretation and has determined that there is no material effect on Parkvale's financial position or results of operation.

Interpretation No. 46, Consolidation of Variable Interest Entities ("VIE's"), an interpretation of Accounting Research bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an entity controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements for FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities will not be required to be consolidated under the provisions of FIN
46. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs on July 1, 2003. Management has evaluated the impact of this interpretation and has determined that there is no material effect on Parkvale's financial position or results of operation at December 31, 2003.

Item 2.
                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)


Balance Sheet Data:                                         DECEMBER 31,
                                                        2003           2002
                                                     ----------     ----------
Total assets                                         $1,597,195     $1,618,796
Loans, net                                            1,128,358      1,220,721
Interest-earning deposits and federal funds sold         78,576         70,134
Total investments                                       316,839        264,039
Savings deposits                                      1,283,328      1,326,364
FHLB advances                                           161,100        146,114
Shareholders' equity                                    102,134         96,928
Book value per share                                     $18.32         $17.47


Statistical Profile:

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                            DECEMBER 31,(1)          DECEMBER 31,(1)
                                           2003        2002         2003        2002
                                          ------      ------       ------      ------
Average yield earned on all
   interest-earning assets                 4.68%       5.58%        4.69%       5.75%
Average rate paid on all
   interest-bearing liabilities            2.76%       3.69%        2.88%       3.78%
Average interest rate spread               1.92%       1.89%        1.81%       1.97%
Net yield on average
   interest-earning assets                 2.00%       1.98%        1.88%       2.07%
Other expenses to average assets           1.40%       1.43%        1.38%       1.43%
Taxes to pre-tax income                   30.51%      30.97%       30.21%      32.90%
Return on average assets                   0.67%       0.62%        0.64%       0.66%
Return on average equity                  10.64%      10.46%       10.18%      11.18%
Average equity to average total assets     6.34%       5.89%        6.25%       5.90%
Dividend per share                        $0.18       $0.18        $0.36       $0.36

                                                     AT DECEMBER 31,
                                                   2003         2002
                                                  ------      -------

One year gap to total assets                       5.83%       -5.90%
Intangibles to total equity                       11.12%       12.17%
Capital to assets ratio                            6.39%        5.99%
Ratio of nonperforming assets to total assets      0.48%        0.42%
Number of full-service offices                       39           38

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:

Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following at December 31, 2003 versus year-end June 30, 2003.

                                       DECEMBER 31, 2003   June 30, 2003
                                       -----------------   -------------
                                               (Dollars in 000's)
Delinquent single-family mortgage loans      $3,105           $3,786
Delinquent other loans                        1,972            2,379
                                             ------           ------
Total of nonperforming loans                 $5,077           $6,165
Total of impaired loans                         142            1,119
Real estate owned, net                        2,438            2,695
                                             ------           ------
Total                                        $7,657           $9,979
                                             ======           ======

Nonperforming and impaired loans and real estate owned represent 0.48% and 0.61% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at December 31, 2003 consisted of 32 single family owner occupied homes. As of December 31, 2003, $2.0 million or 65.4% of the nonaccrual mortgage loans totaling $3.1 million were purchased from others. The $2.0 million of the delinquent loans purchased by others are comprised of 9 loans which management believes are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $211,000 at December 31, 2003 and $248,000 at June 30, 2003. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had a $142,000 loan classified as impaired at December 31, 2003 and $1.1 million at June 30, 2003. The average recorded investment in impaired loans is $701,000 for the December 2003 quarter. The amount of interest income that has not been recognized was $16,000 at December 31, 2003. Impaired assets include $2.4 million of foreclosed real estate as of December 31, 2003. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The majority of the net book value of foreclosed real estate at December 31, 2003 related to a vacant office building, which is under going renovation and rehabilitation.

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses was $14.6 million at December 31, 2003, $15.0 million at June 30, 2003 and $15.2 million at December 31, 2002 or 1.28%, 1.20% and 1.23% of gross loans at December 31, 2003, June 30, 2003 and December 31, 2002. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

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

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold remained at $72.0 million at June 30, 2003 and at December 31, 2003. Investment securities held to maturity increased $86.3 million or 41.0% and loans decreased $113.4 million or 9.1% from June 30, 2003 to December 31, 2003. Deposits decreased $48.4 million or 3.6% from June 30, 2003 to December 31, 2003. Escrow for taxes and insurance decreased by $2.1 million or 29.4% as a result of the remittance of property taxes to the various taxing districts during the quarter. Parkvale Bank's FHLB advance available maximum borrowing capacity is $747.0 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $102.1 million or 6.4% of total assets at December 31, 2003. A stock repurchase program approved in June 2003 permits the purchase of 5% of outstanding stock or 276,500 shares during fiscal 2004 at prevailing prices in open-market transactions. Through December 31, 2003, 20,000 shares were purchased at an average price of $23.61 per share, representing 7.23% of the authorized program. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2003, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.27% and 13.28%, respectively.

The regulatory capital ratios for Parkvale Bank at December 31, 2003 are calculated as follows:

                                                   Tier I             Tier I          Tier II
                                                    Core            Risk-Based       Risk-Based
                                                   Capital           Capital          Capital
                                                 -----------        ----------       ----------
Equity Capital (1)                               $   127,349        $ 127,349        $ 127,349
Less non-allowable intangible assets                 (11,353)         (11,353)         (11,353)
Less unrealized securities gains                         (28)             (28)             (28)
Plus permitted valuation allowances (2)                   --               --           12,074
Plus allowable unrealized holding gains (3)               --               --               20
                                                 -----------        ---------        ---------
   Total regulatory capital                          115,968          115,968          128,062
Minimum required capital                              63,843           38,560           77,120
                                                 -----------        ---------        ---------
   Excess regulatory capital                     $    52,125        $  77,408        $  50,942

   Adjusted total assets                         $ 1,596,068        $ 963,997        $ 963,997



Regulatory capital as a percentage                      7.27%           12.03%           13.28%
Minimum capital required as a percentage                4.00%            4.00%            8.00%
                                                 -----------        ---------        ---------
Excess regulatory capital as a percentage               3.27%            8.03%            5.28%
                                                 ===========        =========        =========
Well capitalized requirement                            5.00%            6.00%           10.00%
                                                 ===========        =========        =========

-----------
(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended December 31, 2003.

(2)  Limited to 1.25% of risk adjusted total assets.

(3)  Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

For the three months ended December 31, 2003, Parkvale reported net income of $2.7 million or $0.48 per diluted share, compared to net income of $2.5 million or $0.45 per diluted share for the quarter ended December 31, 2002. The $198,000 increase in net income for the December 2003 quarter is attributable to a reduction in noninterest expense of $202,000 and the recovery of previously charged off loans of $235,000. Return on average equity was 10.64% for the December 2003 quarter compared to 10.46% for the December 2002 quarter.

INTEREST INCOME:

Parkvale had interest income of $18.0 million during the three months ended December 31, 2003 versus $21.9 million during the comparable period in 2002. The $3.9 million decrease is the result of a 90 basis point decrease in the average yield from 5.58% in 2002 to 4.68% in 2003 coupled with a $36.0 million or 2.3% decrease in the average balance of interest-earning assets. Interest income from loans decreased $3.7 million or 20.2% resulting from a 114 basis point decrease in the average yield from 6.23% in 2002 to 5.09% in 2003 coupled with a decrease in the average outstanding loan balances of $26.8 million or 2.3%. The decrease in the average yield reflects the adverse impact of loan repayments of $797 million in fiscal 2003 plus the additional $358 million in payments during the six months ended December 2003. New loans granted and purchased during the past 15 months have been at substantially lower rates reflective of lower market rates. Investment interest income increased by $90,000 or 3.1% due to an increase of $45.4 million or 18.5% in the average balance and offset by a 62 basis point decrease in the average yield from 4.76% in 2002 to 4.14% in 2003. Interest income earned on federal funds sold decreased $299,000 or 58.3% from the 2002 quarter due to a 46 basis point decrease in the average yield from 1.47% in 2002 to 1.01% in 2003. This decrease was coupled by a decrease in the average balance of $54.6 million or 39.1%. The weighted average yield on all interest earning assets was 4.64% at December 31, 2003 and 5.74% at December 31, 2002.

INTEREST EXPENSE:

Interest expense decreased $3.8 million or 27.2% from the 2003 to the 2002 quarter. The decrease was due to a 93 basis point decrease in the average rate paid on deposits and borrowings from 3.69% in 2002 to 2.76% in 2003 and by a decrease in the average deposits and borrowings of $38.3 million. During the quarter, previously offered certificate of deposit promotions matured totaling $35 million at an average rate of 6.34%. The average rates paid on deposits and borrowings during the December 2003 quarter reflects a 40 basis point decrease from the 3.20% average rate paid during the June 2003 quarter. At December 31, 2003, the average rate payable on liabilities was 2.34% for deposits, 4.92% for borrowings, 4.77% for trust preferred securities and 2.69% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. Parkvale's provision for loan losses decreased by $176,000 from the 2002 to the 2003 quarter. The credit provision for loan loss includes the recovery of a previously charged off loan of $235,000. A commercial real estate loan partially charged off in fiscal 2003 was paid in full during December 2003. Aggregate valuation allowances were 1.28% and 1.20% of gross loans at December 31, 2003 and June 30, 2003, respectively.

Nonperforming loans and real estate owned were $7.7 million, $10.0 million and $6.9 million at December 31, 2003, June 30, 2003 and December 31, 2002, representing 0.48%, 0.61% and 0.42% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 2003 were $14.6 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses incurred.

OTHER INCOME:

Total other income decreased by $25,000 or 1.4% in 2003 due mainly due to lower fee income derived from deposit accounts related to reduced interchange income on debit card transactions, partially offset by income earned on Bank Owned Life Insurance.

OTHER EXPENSE:

Total other expense decreased by $202,000 or 3.5% for the three months ended December 31, 2003. This decrease is due principally to decreases in compensation and marketing of $68,000 and $59,000, or 2.2% and 36.7%, respectively. Compensation has decreased over the prior year due mainly to a decrease in full-time equivalents due to consolidation of processing functions and reduced profitability. Marketing has decreased as compared to the prior quarter due to a decrease in approved marketing expenditures. Annualized noninterest expense as a percentage of average assets were 1.40% for the quarter ended December 31, 2003 as compared to 1.43% for the quarter ended December 31, 2002.

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2003 AND
2002

For the six month period ended December 31, 2003, net income was $5.1 million or $0.91 per diluted share compared to net income of $5.4 million or $0.95 per diluted share for the six month period ended December 31, 2002. The $234,000 decrease in net income for the December 2003 six months reflects a $1.7 million decrease in net interest income partially offset by a $406,000 gain on sale of investment securities and a $449,000 decrease in non-interest expense. Net interest income for the six months ended December 31, 2003 decreased to $14.5 million from $16.2 million for the six months ended December 31, 2002. Return on average equity was 10.18% for the six months ended December 2003.

INTEREST INCOME:

Parkvale had interest income of $36.2 million during the six months ended December 31, 2003 versus

$45.1 million during the comparable period in 2002. The decrease of $8.9 million is attributable to a decrease in the average interest-earning asset portfolio of $24.0 million or 1.5%, coupled by a 107 basis point decrease in the average yield from 5.76% in 2002 to 4.69% in 2003. Interest income from loans decreased $8.0 million or 21.1% due to an 129 basis point decrease in the average yield from 6.36% in 2002 to 5.07% in 2003 and by a decrease in the average loan balance of $11.4 million or 1.0%. Income from investments decreased by $304,000 or 5.2% from 2002 due to a 63 basis point decrease in the average yield from 4.90% in 2002 to 4.27% in 2003, offset by an increase in the average investment balance of $21.1 million or 8.8%. Interest income earned on federal funds sold decreased $544,000 or 53.3% from the prior six months ended December 2002. This was due to a 59 basis point decrease in the average yield from 1.61% in 2002 to 1.02% in 2003 and by a decrease of the average federal fund balance of $33.7 million or 26.6%.

INTEREST EXPENSE:

Interest expense decreased by $7.2 million or 24.9% from the 2002 six month period to the 2003 six month period. The decrease was due to an 90 basis point decrease in the average rate paid from 3.78% in 2002 to 2.88% in 2003, coupled with a decrease in the average deposits and borrowings of $21.9 million.

PROVISION FOR LOAN LOSSES:

Provision for loan losses decreased by $177,000 or 145.1% from the six month period ended December 31, 2002 to December 31, 2003. The provision for loan loss includes the recovery of a previous charge off of $235,000. Aggregate valuation allowances were 1.28% of gross loans at December 31, 2003, 1.20% of gross loans at June 30, 2003 and 1.23% of gross loans at December 31, 2002. Total loan loss reserves at December 31, 2003 were $14.6 million.

OTHER INCOME:

Other income increased by $446,000 or 12.9% for the six months ended December 31, 2003 from the six months ended December 31, 2002 due primarily to a gain on sale of assets of $406,000. Other income, absent this prior period gain, increased $40,000 or 1.2% due to a $166,000 decrease on service fees on all types of deposit and loan products and offset by a $206,000 increase from investment service fee income on nondeposit investment products offered directly to customers through an operating division, Parkvale Financial Services.

OTHER EXPENSE:

Other expenses decreased by $449,000 for the six month period ended December 31, 2003 from the comparable period in 2002. This decrease is due principally to decreases in compensation and marketing of $290,000 and $123,000, or 4.5% and 39.4%, respectively. Compensation has decreased over the prior year due mainly to a decrease in full-time equivalents due to consolidation of processing functions and reduced profitability. Marketing has decreased as compared to the prior period due to a decrease in approved marketing expenditures. Annualized noninterest expenses as a percentage of average assets were 1.38% for the six months ended December 31, 2003 as compared to 1.43% for the six months ended December 31, 2002.

IMPACT OF INFLATION AND CHANGING PRICES:

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

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

Item 4.   Controls and Procedures
          Disclosure controls and procedures are monitored and supervised by the Registrant's management, including the CEO and CFO, to the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

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

          A Form 8-K was filed January 13, 2004 for resignation of Ernst & Young, LLP as independent accountant dated January 6, 2004.

          A Form 8-K was filed January 23, 2004 for an earnings release dated January 22, 2004.

          A Form 8-K was filed February 12, 2004 to announce Parente Randolph, LLC, Pittsburgh, Pennsylvania as the independent accountants for fiscal 2004 dated February 5, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Parkvale Financial Corporation


DATE: February 17, 2004                   By: /s/ Robert J. McCarthy, Jr.
      ---------------------                   ---------------------------------
                                              Robert J. McCarthy, Jr.
                                              President and
                                              Chief Executive Officer


DATE: February 17, 2004                   By: /s/ Timothy G. Rubritz
      ---------------------                   ---------------------------------
                                              Timothy G. Rubritz
                                              Vice President, Treasurer and
                                              Chief Financial Officer