Form 10-Q
period 2004-03-31
PARKVALE FINANCIAL CORP
filed 2004-05-03
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The closing sales price of the Registrant's Common Stock on April 29, 2004 was $26.87 per share.

Number of shares of Common Stock outstanding as of April 29, 2004 was 5,612,401.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                         Page
------------------------------------------------------------------------------

Item 1.
Consolidated Statements of Financial Condition as of March 31, 2004
  and June 30, 2003                                                          3

Consolidated Statements of Operations for the three and nine months
  ended March 31, 2004 and 2003                                              4

Consolidated Statements of Cash Flows for the nine months ended
  March 31, 2004 and 2003                                                  5-6

Consolidated Statements of Shareholders' Equity for the nine months
  ended March 31, 2004                                                       6

Notes to Unaudited Interim Consolidated Financial Statements              7-10

Item 2.
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                  11-17

Item 3.
Quantitative and Qualitative Disclosures about Market Risk                  17

Item 4.
Controls and Procedures                                                     17

Part II - Other Information                                              17-18

Signatures                                                                  18

Item 1.
                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                    MARCH 31,           June 30,
                                        ASSETS                        2004                2003
                                                                  -------------------------------
                                                                  (unaudited)          (audited)
Cash and noninterest earning deposits                             $    24,029         $    32,067
Federal funds sold                                                    147,000              72,000
Interest-earning deposits in other banks                               14,905              17,576
Investment securities available for sale (cost of
  $19,960 at March 31 and $19,185 at June 30)                          19,889              19,743
Investment securities held to maturity (fair value
  of $304,030 at March 31 and $215,587 at June 30)                    299,605             210,827
Loans, net of allowance of $14,577 at March 31
  and $15,013 at June 30                                            1,055,905           1,241,779
Foreclosed real estate, net                                             2,967               2,695
Office properties and equipment, net                                   10,426              11,196
Intangible assets and deferred charges                                 11,244              11,572
Prepaid expenses and other assets                                      22,648              23,348
                                                                  -------------------------------
      Total Assets                                                $ 1,608,618         $ 1,642,803
                                                                  ===============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                                                  $ 1,284,120         $ 1,331,760
Advances from Federal Home Loan Bank                                  171,096             161,107
Trust preferred securities                                             25,000              25,000
Other debt                                                             13,598              13,050
Escrow for taxes and insurance                                          4,423               7,144
Other liabilities                                                       5,973               5,268
                                                                  -------------------------------
      Total Liabilities                                             1,504,210           1,543,329
                                                                  -------------------------------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                    --                  --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                  6,735               6,735
Additional Paid in Capital                                              3,648               4,132
Treasury Stock at cost (1,122,493 shares at March
   and 1,186,663 at June)                                             (21,799)            (22,951)
Accumulated Other Comprehensive Income                                    (45)                355
Retained Earnings                                                     115,869             111,203
                                                                  -------------------------------
      Total Shareholders' Equity                                      104,408              99,474
                                                                  -------------------------------
      Total Liabilities and Shareholders' Equity                  $ 1,608,618         $ 1,642,803
                                                                  ===============================

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           MARCH 31,                        MARCH 31,
                                                     2004            2003            2004            2003
                                                   ---------------------------------------------------------
                                                          (Unaudited)                     (Unaudited)
Interest income:
     Loans                                         $ 13,934        $ 17,657        $ 44,101         $ 55,872
     Investments                                      3,250           2,942           8,803            8,799
     Federal funds sold                                 304             317             780            1,337
                                                   ---------------------------------------------------------
              Total interest income                  17,488          20,916          53,684           66,008
                                                   ---------------------------------------------------------

Interest expense:
     Savings deposits                                 7,471          10,378          24,106           34,401
     Borrowings                                       2,204           2,033           6,623            6,166
     Trust preferred securities                         309             312             919            1,000
                                                   ---------------------------------------------------------
     Total interest expense                           9,984          12,723          31,648           41,567
                                                   ---------------------------------------------------------

Net interest income                                   7,504           8,193          22,036           24,441
Provision (credit) for loan losses                       23             116             (32)             238
                                                   ---------------------------------------------------------
     Net interest income after
     provision (credit) for losses                    7,481           8,077          22,068           24,203
                                                   ---------------------------------------------------------

Noninterest Income:
     Service charges on deposit accounts              1,049           1,021           3,266            3,317
     Other fees and service charges                     265             375             820            1,017
     Gain on sale of assets                             203            --               609             --
     Miscellaneous                                      359             331           1,098              864
                                                   --------        --------        --------         --------
              Total noninterest income                1,876           1,727           5,793            5,198
                                                   ---------------------------------------------------------

Noninterest Expenses:
     Compensation and employee benefits               3,065           3,284           9,204            9,713
     Office occupancy                                 1,075           1,098           3,186            3,105
     Marketing                                           75              68             264              380
     FDIC insurance                                      49              56             151              171
     Office supplies, telephone and postage             399             403           1,188            1,232
     Miscellaneous                                      890             978           2,709            2,884
                                                   ---------------------------------------------------------
              Total noninterest expenses              5,553           5,887          16,702           17,485
                                                   ---------------------------------------------------------

Income before income taxes                            3,804           3,917          11,159           11,916
Income tax expense                                    1,148           1,214           3,370            3,846
                                                   ---------------------------------------------------------

Net income                                         $  2,656        $  2,703        $  7,789         $  8,070
                                                   =========================================================

Net income per share:
     Basic                                         $   0.47        $   0.49        $   1.40         $   1.45
     Diluted                                       $   0.47        $   0.48        $   1.38         $   1.43

                         PARKVALE FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                           NINE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2004             2003
                                                                      ---------------------------
                                                                                       (unaudited)
Cash flows from operating activities:
Interest received                                                     $  59,607         $  70,203
Loan premiums paid, net of fees received                                 (2,527)           (1,062)
Other fees and commissions received                                       4,774             5,198
Interest paid                                                           (31,651)          (41,518)
Cash paid to suppliers and others                                       (16,205)          (15,978)
Income taxes (paid) refunded                                             (2,130)              250
                                                                      ---------------------------
     Net cash provided by operating activities                           11,868            17,093

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale            1,075              --
Proceeds from maturities of investments                                 166,939           150,987
Purchase of investment securities held to maturity                     (258,477)         (217,917)
Investment in (maturity) of deposits in other banks                       2,671            (1,797)
Purchase of loans                                                      (171,870)         (433,975)
Proceeds from sales of loans                                              2,485             2,672
Principal collected on loans                                            479,477           584,261
Loans made to customers, net of loans in process                       (124,262)         (144,393)
Other                                                                      (255)           (1,654)
                                                                      ---------------------------
     Net cash provided by (used in) investing activities                 97,783           (61,816)

Cash flows from financing activities:
Net increase in checking and savings accounts                            26,291            24,987
Net decrease in certificates of deposit                                 (73,931)          (48,513)
Proceeds from FHLB advances                                              10,000            25,000
Repayment of FHLB advances                                                  (11)           (5,010)
Net increase (decrease) in other borrowings                                 547            (4,422)
Decrease in borrowers' advances for taxes and insurance                  (2,721)           (2,057)
Cash dividends paid                                                      (3,123)           (3,029)
Allocation of treasury stock to retirement plans                            731               685
Acquisition of treasury stock                                              (472)           (4,231)
                                                                      ---------------------------
     Net cash used in financing activities                              (42,689)          (16,590)
                                                                      ---------------------------

Net increase (decrease) in cash and cash equivalents                     66,962           (61,313)
Cash and cash equivalents at beginning of period                        104,067           144,050
                                                                      ---------------------------

Cash and cash equivalents at end of period                            $ 171,029         $  82,737
                                                                      ===========================

                                                                                NINE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              2004             2003
                                                                            -------------------------
Reconciliation of net income to net cash provided
by operating activities:
Net income                                                                  $  7,789         $  8,070
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                             1,376            1,303
     Accretion and amortization of loan fees, discounts and premiums           3,850            2,363
     Loan fees collected and deferred                                         (2,527)          (1,062)
     Provision (credit) for loan losses                                          (32)             238
     Gain on sale of  assets                                                    (609)            --
     Decrease in accrued interest receivable                                   1,590            1,387
     (Decrease) increase in other assets                                        (891)           3,419
     (Increase) decrease in accrued interest payable                              (2)              50
     Decrease in other liabilities                                             1,323            1,325
                                                                            -------------------------
     Total adjustments                                                         4,078            9,023
                                                                            -------------------------
Net cash provided by operating activities                                   $ 11,868         $ 17,093
                                                                            =========================

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $677,000 for the nine months ended March 31, 2004 and $1.2 million for the nine months ended March 31, 2003.


                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
                                   (unaudited)


                                                                             Accumulated
                                                Additional                      Other                       Total
                                     Common       Paid-in     Treasury      Comprehensive    Retained   Shareholders'
                                      Stock       Capital        Stock         Income         Earnings       Equity
                                   ----------------------------------------------------------------------------------
Balance, June 30, 2003                $6,735        $4,132    ($22,951)         $355         $111,203        $99,474

Net income, nine months
  ended March 31, 2004                                                                          7,789          7,789

Other Comprehensive income, net
  of tax Unrealized Gains on
  securities of $26 net of
  reclassification adjustment
  for gains included in net
  income of $426                                                                (400)                           (400)
                                                                                                            --------
    Total comprehensive income                                                                                 7,389

Treasury stock purchased                                          (472)                                        (472)
Dividends on common stock
  at $0.56 per share                                                                           (3,123)        (3,123)

Treasury stock contributed
  to benefit plans                                                  731                                          731
Exercise of stock options                            (484)          893                                          409
                                      ------------------------------------------------------------------------------

Balance, March 31, 2004               $6,735        $3,648    ($21,799)           ($45)      $115,869       $104,408
                                      ==============================================================================

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations
The statements of operations for the three and nine months ended March 31, 2004 and 2003 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results which may be expected for fiscal 2004. The Annual Report on Form 10-K for the year ended June 30, 2003 contains additional information and should be read in conjunction with this report.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. PFC's pro forma information is as follows:

                                                               For the nine months
                                                                 ended March 31,
                                                               2004           2003
                                                              ---------------------
Net income before stock options                               $7,789         $8,070
Compensation expense from stock options, net of tax:
   Nine months ended March 31                                    122            142
                                                              ---------------------
Pro forma net income                                          $7,667         $7,928
                                                              =====================


Pro forma income per share:
   Basic                                                      $ 1.38         $ 1.42
   Diluted                                                    $ 1.36         $ 1.40

Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the nine months ended March 31, 2004 and 2003, total comprehensive income amounted to $7,389 and $8,167, respectively.

(Dollar amounts in thousands, except share data)

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               MARCH 31,                         MARCH 31,
                                                         2004             2003              2004           2003
                                                     -------------------------------------------------------------
Numerator for basic and diluted
  earnings per share:
     Net income                                      $    2,656        $    2,703        $    7,789     $    8,070
Denominator:
     Weighted average shares
         for basic earnings per share                 5,594,881         5,556,871         5,561,478      5,580,418
     Effect of dilutive employee stock options           75,197            71,555            81,910         81,534
                                                     -------------------------------------------------------------
     Weighted average shares for
         dilutive earnings per share                  5,670,078         5,628,426         5,643,388      5,661,952
                                                     ==========        ===========================================
Net income per share:
          Basic                                      $     0.47        $     0.49        $     1.40     $     1.45
                                                     =============================================================
          Diluted                                    $     0.47        $     0.48        $     1.38     $     1.43
                                                     =============================================================


Loans
Loans are summarized as follows:

                                                                            MARCH 31,             June 30,
                                                                              2004                  2003
                                                                           ---------------------------------
Mortgage loans:
     Residential:
       1-4 Family                                                          $  688,611           $   932,535
       Multifamily                                                             92,023                19,477
     Commercial                                                                84,368                59,796
     Other                                                                     13,149                36,581
                                                                           --------------------------------
                                                                              878,151             1,048,389
Consumer loans                                                                146,163               152,458
Commercial business loans                                                      40,622                47,983
Loans on savings accounts                                                       2,683                 2,974
                                                                           --------------------------------
                                                                            1,067,619             1,251,804
Less: Loans in process                                                            488                   117
        Allowance for loan losses                                              14,577                15,013
        Unamortized discount (premiums) and deferred loan fees                 (3,351)               (5,105)
                                                                           -------------------------------
Loans, net                                                                 $1,055,905           $ 1,241,779
                                                                           ================================


Included in the $146.2 million of consumer loans are $2.6 million of unsecured credit card loans that are classified as held-for-sale. At March 31, 2004, the market value of these loans is approximately $3.2 million.

The following summarizes the activity in the allowance for loan losses for the nine months ended March 31:

                                                         2004                  2003
                                                       -----------------------------
Beginning balance                                      $15,013               $15,492
Provision (credit) for losses - mortgage loans           (225)                    91
Provision for losses - consumer loans                      160                    89
Provision for losses - commercial loans                     33                    58
Loans recovered                                            268                   100
Loans charged off                                        (672)                 (791)
                                                       -----------------------------
Ending balance                                         $14,577               $15,039
                                                       =============================

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

Interpretation No. 46, Consolidation of Variable Interest Entities ("VIE's"), an interpretation of Accounting Research bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity's assets, liabilities and results of operating activities must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an entity controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities subject to the reporting requirements for FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities will not be required to be consolidated under the provisions of FIN
46. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs on July 1, 2003. Management has evaluated the impact of this interpretation and has determined that there is no material effect on Parkvale's financial position or results of operation at March 31, 2004.

Item 2.
                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)


Balance Sheet Data:

                                                                       MARCH 31,
                                                                 2004             2003
------------------------------------------------------------------------------------------
Total assets                                                   $1,608,618        $1,625,203
Loans, net                                                      1,055,905         1,213,953
Interest-earning deposits and federal funds sold                  161,905            74,270
Total investments                                                 319,494           271,780
Savings deposits                                                1,284,120         1,325,813
FHLB advances                                                     171,096           151,111
Other borrowings                                                   13,598            12,454
Shareholders' equity                                              104,408            99,092
Book value per share                                           $    18.60        $    17.81

Statistical Profile:

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    MARCH 31,  (1)                  MARCH 31,  (1)
                                                 2004           2003             2004            2003
------------------------------------------------------------------------------------------------------
Average yield earned on all
   interest-earning assets                       4.51%          5.37%            4.63%           5.63%
Average rate paid on all
   interest-bearing liabilities                  2.69%          3.36%            2.82%           3.65%
Average interest rate spread                     1.82%          2.01%            1.81%           1.98%
Net yield on average
   interest-earning assets                       1.94%          2.10%            1.90%           2.08%
Other expenses to average assets                 1.39%          1.45%            1.38%           1.43%
Return on average assets                         0.66%          0.67%            0.65%           0.66%
Return on average equity                        10.21%         11.05%           10.19%          11.14%
Average equity to average total assets           6.49%          6.03%            6.33%           5.95%
Dividend per share                              $0.20          $0.18            $0.56           $0.54

                                                                       AT MARCH 31,
                                                                   2004             2003
-----------------------------------------------------------------------------------------
One year gap to total assets                                       9.07%           (0.81%)
Intangibles to total equity                                       10.77%           11.79%
Capital to assets ratio                                            6.49%            6.10%
Ratio of nonperforming assets to total assets                      0.45%            0.49%
Number of full-service offices                                       39               39

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:
Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following at March 31, 2004 versus year-end June 30, 2003.

                                                     MARCH 31, 2004         June 30, 2003
                                                     --------------         -------------
                                                              (Dollars in 000's)
Delinquent single-family mortgage loans                  $ 1,946               $ 3,786
Delinquent other loans                                     1,455                 2,379
                                                         -------               -------
Total of nonperforming loans                             $ 3,401               $ 6,165
Total of impaired loans                                      888                 1,119
Real estate owned, net                                     2,967                 2,695
                                                         -------               -------
Total                                                    $ 7,256               $ 9,979
                                                         =======               =======

Nonperforming and impaired loans and real estate owned represent 0.45% and 0.61% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at March 31, 2004 consisted of 30 single family owner occupied homes. As of March 31, 2004, $1.0 million or 53.0% of the nonaccrual mortgage loans totaling $1.9 million were purchased from others. The $1.0 million of the delinquent loans purchased from others are comprised of 7 loans which management believes are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $156,000 at March 31, 2004 and $248,000 at June 30, 2003. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $888,000 of loans classified as impaired at March 31, 2004 and $1.1 million at June 30, 2003. The average recorded investment in impaired loans was $401,000 for the March 2004 quarter. The amount of interest income that has not been recognized was $21,000 at March 31, 2004. Impaired assets include $3.0 million of foreclosed real estate as of March 31, 2004. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The majority of the net book value of foreclosed real estate at March 31, 2004 related to a vacant office building, which is subject to an agreement of sale with expected proceeds to exceed the net book value.

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses was $14.6 million at March 31, 2004, $15.0 million at June 30, 2003 and $15.0 million at March 31, 2003 or 1.37%, 1.20% and 1.23%
of gross loans at March 31, 2004, June 30, 2003 and March 31, 2003. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

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


LIQUIDITY AND CAPITAL RESOURCES:
Federal funds sold increased $75.0 million or 104.2%to $147 million at March 31, 2004 from $72.0 million at June 30, 2003. Increased liquidity has been accumulated to have funds available for expected loan demand and investment opportunities at higher rates. Investment securities held to maturity increased $88.8 million or 42.1% while loans decreased $185.9 million or 15.0% from June 30, 2003 to March 31, 2004. Deposits decreased $47.6 million or 3.6% from June 30, 2003 to March 31, 2004. Escrow for taxes and insurance decreased by $2.7 million or 38.1% as a result of the remittance of property taxes to the various taxing districts. Parkvale Bank's FHLB advance available maximum borrowing capacity is $777.0 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $104.4 million or 6.5% of total assets at March 31, 2004. A stock repurchase program approved in June 2003 permits the purchase of 5% of outstanding stock or 276,500 shares during fiscal 2004 at prevailing prices in open-market transactions. Through March 31, 2004, 20,000 shares were purchased at an average price of $23.61 per share, representing 7.23% of the authorized program. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2004, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.41% and 13.88%, respectively.

The regulatory capital ratios for Parkvale Bank at March 31, 2004 are calculated as follows:

                                                   Tier I               Tier I              Tier II
                                                    Core               Risk-Based          Risk-Based
                                                   Capital              Capital             Capital
                                                 -----------------------------------------------------
Equity Capital (1)                               $   129,322          $   129,322          $   129,322
Less non-allowable intangible assets                 (11,244)             (11,244)             (11,244)
Less unrealized securities gains                         (32)                 (32)                 (32)
Plus permitted valuation allowances (2)                 --                   --                 11,715
                                                 -----------------------------------------------------
   Total regulatory capital                          118,046              118,046              129,761
Minimum required capital                              63,738               37,398               74,797
                                                 -----------------------------------------------------
   Excess regulatory capital                     $    54,308          $    80,648          $    54,964

   Adjusted total assets                         $ 1,593,453          $   934,957          $   934,957

Regulatory capital as a percentage                      7.41%               12.63%               13.88%
Minimum capital required as a percentage                4.00%                4.00%                8.00%
                                                 -----------------------------------------------------
Excess regulatory capital as a percentage               3.41%                8.63%                5.88%
                                                 =====================================================
Well capitalized requirement                            5.00%                6.00%               10.00%
                                                 =====================================================

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2004.

(2)  Limited to 1.25% of risk adjusted total assets.

(3)  Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.


RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 AND 2003 For the three months ended March 31, 2004, net income was $2.7 million or $0.47 per diluted share compared to net income of $2.7 million or $0.48 per diluted share for the quarter ended March 31, 2003. The $47,000 decrease in net income for the March 2004 quarter reflects a decrease in net interest income, offset by a gain on sale of investments and a decrease in non-interest expense. Net interest income decreased to $7.5 million from $8.2 million for the prior period. The March 2004 quarter reflects a gain on the sale of investments of $203,000 (pre-tax). Non-interest expenses were lower by $334,000 or 5.7% as a result of consolidating systems and administrative functions during 2003. Return on average equity was 10.21% for the March 2004 quarter compared to 11.05% for the March 2003 quarter.

INTEREST INCOME:
Parkvale had interest income of $17.5 million during the three months ended March 31, 2004 versus $20.9 million during the comparable period in 2003. The $3.4 million decrease is the result of an 86 basis point decrease in the average yield from 5.37% in 2003 to 4.51% in 2004 coupled with a $6.4 million or 0.4% decrease in the average balance of interest-earning assets. Interest income from loans decreased $3.7 million or 21.1% resulting from an 89 basis point decrease in the average yield from 5.90% in 2003 to 5.01% in 2004 coupled with a decrease in the average outstanding loan balances of $85.2 million or 7.1%. The decrease in the average yield reflects the adverse impact of loan repayments of $797 million in fiscal 2003 plus the additional $479 million in payments during the nine months ended March 2004. New loans granted and purchased during the past 18 months have been at substantially lower rates reflective of lower market rates. Investment interest income increased by $308,000 or 10.5% due to an increase of $59.2 million or 22.9% in the average balance and offset by a 46 basis point decrease in the average yield from 4.56% in 2003 to 4.10% in 2004. Interest income earned on federal funds sold decreased $13,000 or 4.1% from the 2003 quarter due to a 24 basis point decrease in the average yield from 1.25% in 2003 to 1.00% in 2004. This decrease was offset by an increase in the average balance of $19.6 million or 19.3%. The weighted average yield on all interest earning assets was 4.40% at March 31, 2004 and 5.52% at March 31, 2003.

INTEREST EXPENSE:
Interest expense decreased $2.7 million or 21.5% from the 2004 to the 2003 quarter. The decrease was due to a 68 basis point decrease in the average rate paid on deposits and borrowings from 3.37% in 2003 to 2.69% in 2004 and by a decrease in the average deposits and borrowings of $24.8 million. At March 31, 2004, the average rate payable on liabilities was 2.29% for deposits, 4.92% for borrowings, 4.71% for trust preferred securities and 2.66% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. Parkvale's provision for loan losses decreased by $93,000 from the 2003 to the 2004 quarter. Aggregate valuation allowances were 1.37% and 1.20% of gross loans at March 31, 2004 and June 30, 2003, respectively.

Nonperforming loans and real estate owned were $7.3 million, $10.0 million and $8.0 million at March 31, 2004, June 30, 2003 and March 31, 2003, representing 0.45%, 0.61% and 0.49% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 2004 were $14.6 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses incurred.

OTHER INCOME:
Other income increased by $149,000 or 8.6% for the quarter ended March 31, 2004 from the quarter ended March 31, 2003 due to a gain on sale of assets of $203,000. Other income, absent this gain, decreased $54,000 or 3.1% due to a $110,000 decrease on fees derived from deposit and loan products partially offset by income earned on Bank Owned Life Insurance.

OTHER EXPENSE:
Total other expense decreased by $334,000 or 5.7% for the three months ended March 31, 2004 compared to the March 2003 quarter. This decrease is due principally to decreases related to the consolidation of processing functions resulting in fewer employees and systems requiring support. Annualized noninterest expense as a percentage of average assets were 1.39% for the quarter ended March 31, 2004 as compared to 1.45% for the quarter ended March 31, 2003.


RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED MARCH 31, 2004 AND 2003 Net income for the nine months ended March 31, 2004 was $7.8 million or $1.38 per diluted share, compared to net income of $8.1 million or $1.43 per diluted share for the nine months ended March 31, 2003. The $281,000 decrease in net income for the March 2004 nine months reflects a decrease in net interest income, offset by a gain on sale of investments and a decrease in non-interest expense. Net interest income for the nine months ended March 31, 2004 decreased to $22.0 million from $24.4 million for the nine months ended March 31, 2003. The nine months ended March 31, 2004 reflects a gain on the sale of investments of $609,000 (pre-tax). Return on average equity was 10.19% for the nine months ended March 2004 compared to 11.14% for nine months ended March 2003.

INTEREST INCOME:
Parkvale had interest income of $53.7 million during the nine months ended March 31, 2004 versus $66.0 million during the comparable period in 2003. The decrease of $12.3 million is attributable to a decrease in the average interest-earning asset portfolio of $18.1 million or 1.2%, coupled by a 100 basis point decrease in the average yield from 5.63% in 2003 to 4.63% in 2004. Interest income from loans decreased $11.8 million or 21.1% due to a 116 basis point decrease in the average yield from 6.21% in 2003 to 5.05% in 2004 and by a decrease in the average loan balance of $36.0 million or 3.0%. Income from investments increased by $4,000 or 0.1% from 2003 due to an increase in the average investment balance of $33.8 million or 13.8%, offset by a 58 basis point decrease in the average yield from 4.78% in 2003 to 4.20% in 2004. Interest income earned on federal funds sold decreased $557,000 or 41.7% from the prior nine months ended December 2003. This was due to a 49 basis point decrease in the average yield from 1.50% in 2003 to 1.01% in 2004 and by a decrease of the average federal fund balance of $15.9 million or 13.5%.

INTEREST EXPENSE:
Interest expense decreased by $9.9 million or 23.9% from the 2003 nine month period to the 2004 nine month period. The decrease was due to an 83 basis point decrease in the average rate paid from 3.65% in 2003 to 2.82% in 2004, coupled with a decrease in the average deposits and borrowings of $22.8 million.

PROVISION FOR LOAN LOSSES:
Provision for loan losses decreased by $270,000 or 113.5% from the nine month period ended March 31, 2002 to March 31, 2004. The provision for loan loss includes the recovery of a previous charge off of $235,000. A commercial real estate loan partially charged off in fiscal 2003 was paid in full during December 2003. Aggregate valuation allowances were 1.37% of gross loans at March 31, 2004, 1.20% of gross loans at June 30, 2003 and 1.23% of gross loans at March 31, 2003. Total loan loss reserves at March 31, 2004 were $14.6 million.

OTHER INCOME:
Other income increased by $595,000 or 11.5% for the nine months ended March 31, 2004 from the nine months ended March 31, 2003 due primarily to a gain on sale of assets of $609,000. Other income, absent this gain, decreased $14,000 or 0.3% due to decreases on service fees on all types of deposit and loan products partially offset by income earned on Bank Owned Life Insurance.

OTHER EXPENSE:
Other expenses decreased by $783,000 for the nine month period ended March 31, 2004 from the comparable period in 2003. This decrease is due principally to decreases in compensation, marketing and miscellaneous expenses. Compensation and miscellaneous expenses have decreased over the prior year due mainly to a decrease in full-time equivalents due to consolidation of processing functions. Marketing has decreased as compared to the prior period due to a decrease in approved marketing expenditures. Annualized noninterest expenses as a percentage of average assets were 1.38% for the nine months ended March 31, 2004 as compared to 1.43% for the nine months ended March 31, 2003.

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

Item 4.  Controls and Procedures
         Disclosure controls and procedures are monitored and supervised by the Registrant's management, including the CEO and CFO, to the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.


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

       (b)  Reports on Form 8-K

         A Form 8-K was filed April 21, 2004 for an earnings release dated April 15, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Parkvale Financial Corporation


DATE: April 30, 2004                          By: /s/ Robert J. McCarthy, Jr.
      --------------                             ----------------------------
                                              Robert J. McCarthy, Jr.
                                              President and
                                              Chief Executive Officer


DATE: April 30, 2004                          By: /s/ Timothy G. Rubritz
      --------------                             -----------------------------
                                              Timothy G. Rubritz
                                              Vice President, Treasurer and
                                              Chief Financial Officer