Form 10-K
period 2004-06-30
PARKVALE FINANCIAL CORP
filed 2004-09-13
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2004
                           Commission file no 0-17411

                         PARKVALE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Pennsylvania                                   25-1556590
          ------------------------                          ----------------
          (State of incorporation)                          (I.R.S. Employer
                                                          Identification Number)

            4220 William Penn Highway
                 Monroeville, PA                                   15146
     ---------------------------------------                     ---------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 31, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $26.85 per share on such date was $117,223,610. Excluded from this computation are 649,824 shares held by all directors and executive officers as a group and 565,273 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 8, 2004:  5,580,967

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year ended June 30, 2004. With the exception of those portions, which are incorporated by reference in this Form 10-K Annual Report, the 2004 Annual Report to Shareholders is not deemed to be filed as part of this report. Part II

Proxy Statement for Annual Meeting of Shareholders dated September 20, 2004. The definitive proxy statement will be filed with the Commission on or before September 20, 2004. Part III

PART I.

ITEM 1.  BUSINESS

                                  INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. It maintains two subsidiaries. Parkvale Statutory Trust I ("PSTI") is a Connecticut chartered investment company, and Parkvale Savings Bank ("the Bank") is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. PFC and its subsidiaries are collectively referred to herein as "Parkvale". Parkvale is also involved in lending in the greater Washington, D.C. and Columbus, Ohio areas through its wholly-owned subsidiary, Parkvale Mortgage Corporation ("PMC"). The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note O of Notes to the Consolidated Financial Statements in the 2004 Annual Report to Shareholders filed as Exhibit 13 hereto ("2004 Annual Report") for additional details regarding PFC.

                                    THE BANK
GENERAL

The Bank conducts business in the greater Pittsburgh metropolitan area through 39 full-service offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties. With total assets of $1.6 billion at June 30, 2004, Parkvale was the fifth largest financial institution headquartered in the Pittsburgh metropolitan area and eleventh largest financial institution with a significant presence in Western Pennsylvania.

The primary business of Parkvale consists of attracting deposits from the general public in the communities that it serves and investing such deposits, together with other funds, in residential real estate loans, consumer loans, commercial loans, and investment securities. Parkvale focuses on providing a wide range of consumer and commercial services to individuals, partnerships and corporations in the greater Pittsburgh metropolitan area, which comprises its primary market area. In addition to the loans described above, these services include various types of deposit and checking accounts, including commercial checking accounts and automated teller machines ("ATMs") as part of the Star network.

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

Lower housing demand in Parkvale's primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $227.1 million and $619.1 million in fiscal 2004 and 2003, respectively. These represent 73.3% and 86.3% of total mortgage loan originations and purchases for the fiscal year 2004 and 2003, respectively. In addition, Parkvale operates loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia and Columbus, Ohio. During fiscal 2004, PMC originated a total of $27.1 million or 8.8% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, decreased from $10.0 million at June 30, 2003 to $8.0 million at June 30, 2004. The $2.0 million decrease in fiscal 2004 is primarily due to lower levels of nonperforming loans at June 30, 2004. See "Lending Activities - Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk ("IRR") is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historical liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) deployed excess liquidity, (4) emphasized the origination of short-term and/or variable rate consumer loans and (5) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. More recently from a gap perspective, the excess of interest-bearing liabilities over interest-earning assets, which reprice or mature in one year or less was -0.81% of total assets at June 30, 2004 compared to -0.79% of total assets at June 30, 2003. The cumulative five-year gap ratio was 12.97% at June 30, 2003 and 9.30% at June 30, 2004. Key components of the asset and liability management program are as follows: ARM loans represented approximately 79.5% of the Bank's real estate loan portfolio at June 30, 2004 compared to 79.3% and 69.4% at June 30, 2003 and 2002, respectively. Deposits with terms in excess of one year or more increased $14.2 million from $789.4 million at June 30, 2003 to $803.6 million at June 30, 2004.

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

The industry continues its consolidation efforts with an operating focus on improving profitability, reallocation of capital and expense management. The traditional banks' share of the overall loan market has been reduced significantly. Corporate lending has abated since public companies found raising funds on Wall Street is faster and cheaper via commercial paper and medium term notes. At the same time, retail customers are increasingly abandoning traditional commercial and local banks in favor of nonbank financial institutions. Instead of buying a CD or opening a passbook savings account, consumers increasingly place their savings and retirement funds with investment management firms. Mutual fund total assets have increased substantially to exceed total FDIC insured deposits. Banks in today's market are faced with substantial competition from an array of outside financial service providers, including brokerage firms, insurance companies and mutual fund companies.

The challenge to the financial services industry is the delivery of financial products at competitive prices. This translates to the spreading of costs of services over a greater number of customers and has spurred banks to adopt technological capabilities so that customers may do all their banking without ever having to walk into a branch, consequently, reducing operating costs. Parkvale expects a tiering of institutions with several large national and regional firms offering a plethora of products and services on the one hand and a sizeable number of community institutions and niche players on the other.

The Federal Open Market Committee of the Federal Reserve Board forecast in August 2004 suggests that the economic expansion would strengthen substantially as the year progressed. Accommodative financial conditions would provide significant impetus to business and consumer spending over the months ahead. The FOMC members generally anticipated that key inflation measures would remain near their currently low levels for an extended period. The economic outlook for Western Pennsylvania is characterized by slow to moderate economic growth and low inflation. The target federal funds rate increased 25 basis points with one rate increase during fiscal 2004 (on June 30, 2004) as compared to a decrease of 75 basis points with two rate decreases during fiscal 2003. These rate changes resulted in lower loan and deposit interest rates during fiscal 2004 and 2003 than in previous years.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial markets. For additional discussion of asset/liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Annual Report.

                                    BUSINESS

LENDING ACTIVITIES

                     LOAN ACTIVITY AND PORTFOLIO COMPOSITION

The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

                                                                            2004             2003            2002
                                                                            ----             ----            ----
                                                                                       (In Thousands)
TOTAL LOANS RECEIVABLE AT BEGINNING OF YEAR                              $ 1,241,779     $  1,217,639     $ 1,127,670
Real estate loan originations:
  Residential:
    Single family (1)................................................         59,503           77,021         108,911
    Multifamily......................................................          5,465            4,215             506
  Construction - Single family.......................................          5,570            6,945           3,717
  Commercial.........................................................         11,639            9,737          15,940
                                                                         -----------     ------------     -----------
TOTAL REAL ESTATE LOAN ORIGINATIONS..................................         82,177           97,918         129,074

Consumer loan originations...........................................         75,999           95,371          67,127
Commercial loan originations                                                   6,269           14,191          35,933
                                                                         -----------     ------------     -----------
TOTAL LOAN ORIGINATIONS..............................................        164,445          207,480         232,134

Loans acquired through acquisition (2)...............................              -                -         120,807
Purchase of loans                                                            227,146          619,098         339,807
                                                                         -----------     ------------     -----------
TOTAL LOAN ORIGINATIONS AND PURCHASES................................        391,591          826,578         692,748

Principal loan repayments............................................        110,357          167,446         148,967
Mortgage loan payoffs................................................        489,850          636,149         436,812
Sales of whole loans.................................................          5,394            3,128           2,690
                                                                         -----------     ------------     -----------
   Net (decrease) increase in loans..................................       (214,010)          19,855         104,279
                                                                         -----------     ------------     -----------
TOTAL LOANS RECEIVABLE AT END OF YEAR................................      1,027,769        1,251,804       1,231,949

Less:  Loans in process..............................................            313              117             205
          Allowance for loan losses..................................         13,808           15,013          15,492
          Unamortized (premiums) discounts...........................         (1,430)          (5,105)         (1,387)
                                                                         -----------     ------------     -----------
NET LOANS RECEIVABLE AT END OF YEAR..................................    $ 1,015,078     $  1,241,779     $ 1,217,639
                                                                         ===========     ============     ===========

----------
(1) Includes $27.1 million, $39.3 million and $67.1 million of loans originated by PMC during fiscal 2004, 2003 and 2002, respectively.

(2) On January 31, 2002, Parkvale acquired The Second National Bank of Masontown ("SNB").

At June 30, 2004, Parkvale's net loan portfolio amounted to $1.0 billion, representing 62.9% of Parkvale's total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA").

The following table sets forth the composition of the Bank's loan portfolio by type of loan at June 30.

                                                    2004                      2003                            2002
                                                    ----                      ----                            ----
Real estate loans:                          Amount        %            Amount            %             Amount        %
                                            ------        -            ------            -             ------        -
      Residential:                                            (Dollars in Thousands)
           Single family (1)              $  722,649     71.2       $    931,724        75.0            893,578      73.4
           Multifamily (2)                    23,910      2.4             19,477         1.5             18,140       1.5
           FHA/VA                                902      0.1                811         0.1              1,752       0.1
      Commercial                              82,186      8.1             59,796         4.8             59,136       4.9
      Other (3)                               12,987      1.3             36,581         3.0             35,108       2.9
                                          ----------    -----       ------------       -----         ----------     -----
Total real estate loans                      842,634     83.0          1,048,389        84.4          1,007,714      82.8
Consumer loans (4)                           143,476     14.1            152,458        12.3            167,956      13.8
Deposit loans                                  2,790      0.3              2,974         0.2              3,224       0.2
Commercial loans                              38,869      3.8             47,983         3.9             53,055       4.4
                                          ----------    -----       ------------       -----         ----------     -----
Total loans receivable                     1,027,769    101.3          1,251,804       100.8          1,231,949     101.2
Less:
      Loans in process                           313      0.0                117         0.0                205       0.0
      Allowance for losses                    13,808      1.4             15,013         1.2             15,492       1.3
      Unamortized (premiums)/discounts        (1,430)    (0.1)            (5,105)       (0.4)            (1,387)    ( 0.1)
                                          ----------    -----       ------------       -----         ----------     -----
Net loans receivable                      $1,015,078      100%      $  1,241,779         100%        $1,217,639       100%
                                          ==========    =====       ============       =====         ==========     =====

                                                                                2001                           2000
                                                                                ----                           ----
Real estate loans:                                                     Amount           %             Amount         %
                                                                       ------           -             ------         -
      Residential:                                                                     (Dollars in Thousands)
           Single family (1)                                            849,631         76.3            793,625      76.7
           Multifamily (2)                                               24,602          2.2             19,482       1.9
           FHA/VA                                                         2,134          0.2              2,719       0.3
      Commercial                                                         55,947          5.0             54,459       5.3
      Other (3)                                                          22,164          2.0             10,387       1.0
                                                                     ----------        -----         ----------     -----
Total real estate loans                                                 954,478         85.7            880,672      85.2
Consumer loans (4)                                                      132,580         11.9            131,500      12.7
Deposit loans                                                             2,265          0.2              2,325       0.2
Commercial loans                                                         38,347          3.4             34,288       3.3
                                                                     ----------        -----         ----------     -----
Total loans receivable                                                1,127,670        101.3          1,048,785     101.4
Less:
      Loans in process                                                      205          0.0                 15       0.0
      Allowance for losses                                               13,428          1.2             13,368       1.3
      Unamortized (premiums) and discounts                                  733          0.1              1,033       0.1
                                                                     ----------        -----         ----------     -----
Net loans receivable                                                 $1,113,264          100%        $1,034,369       100%
                                                                     ==========        =====         ==========     =====

----------
(1)   Includes first mortgages secured by one to four unit residences.

(2)   Includes short-term construction loans to developers.

(3)   Loans for purchase and development of land.

(4) Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of loans in each category to total loans at June 30.

                                            2004            2003           2002            2001           2000
                                            ----            ----           ----            ----           ----
Single Family loans                         70.4%           74.5%          72.7%           75.5%          75.9%
Commercial & Multi Family loans             11.6             9.3            9.1             9.1            8.0
Consumer loans                              14.2            12.4           13.9            12.0           12.8
Commercial loans                             3.8             3.8            4.3             3.4            3.3
                                           -----           -----          -----           -----          -----
Total Loans                                100.0%          100.0%         100.0%          100.0%         100.0%
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

Amounts Due in                        Real Estate      Commercial
Years Ending June 30,                  Loans (1)         Loans
-----------------------               -----------      -----------
                                              (In Thousands)
2005                                   $   4,864       $  18,782
2006 - 2009                               25,898          15,676
2010 and thereafter                      811,872           4,411
                                       ---------       ---------
Gross loans receivable (2)             $ 842,634       $  38,869
                                       =========       =========

----------
(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2) Variable rate and ARM loans represent approximately 79.5% of gross loans receivable at June 30, 2004. Of the $857.9 million principal amount of loans maturing after June 30, 2005, loans with an aggregate principal amount of $212.5 million have fixed interest rates and loans with an aggregate principal amount of $645.4 million have variable or adjustable interest rates.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. During fiscal 2004, 2003 and fiscal 2002, many borrowers refinanced their mortgage loans in order to take advantage of the lowest market rates in forty years.

           ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally-insured savings bank, the Bank has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2004, the majority of loans in Parkvale's portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan area. However, 56.7% and 61.5% of Parkvale's total mortgage loan portfolio at June 30, 2004 and 2003, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Virginia, Ohio, Maryland, and Illinois. The change in loans secured by out-of-state properties is due to the loan purchases of $227.1 million, which amounted to 73.3% of Parkvale's total origination and purchases for fiscal 2004 as compared to loan purchases of $619.1 million, or 86.3% of total originations in fiscal 2003. See further discussion below.

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

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 2004, 2003 and 2002 were $164.4 million, $207.5 million and $232.1 million, respectively. See the chart on page 5 for detailed activity for the past 3 fiscal years. The reduced levels of certain lending categories during fiscal 2004, specifically single family mortgages and commercial mortgages relate to the Bank's decision to not offer lower long term fixed rates due to the perceived interest rate risk associated with low fixed rates.

LOAN PURCHASES. The asset/liability strategy of investing in ARM loans to remain flexible in a volatile interest rate environment mitigated during fiscal 2004 as Parkvale decreased loan purchases to $227.1 million from $619.1 million in fiscal 2003. The decreased level of purchases was reflective of the yields available on agency securities without the inherent risk in purchasing ARM loans at prices above par that would add to the risk profile due to pre-payment risk and reinvestment risk if rates remain at historic lows. In fiscal 2004, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

      RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 89.7%, 94.5% and 89.7% of total mortgage loan originations and purchases in fiscal 2004, 2003 and 2002, respectively. At June 30, 2004, 78.7% of Parkvale's total residential loan portfolio was represented by ARMs. ARM loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets.

      COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages increased from $59.8 million at June 30, 2003 to $82.1 million at June 30, 2004. Commercial loans offer more attractive yields than residential real estate loans, but are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Pittsburgh area, which traditionally has not experienced the dramatic real estate price increases and decreases which have occurred in certain other geographic areas.

      CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, home improvement loans, automobile and risk-based loans. Total consumer loans outstanding at June 30, 2004 decreased by 9.0% to $143.5 million from $152.5 million at June 30, 2003. The fiscal 2004 net decrease is a result of consumers either paying off or making large principal reduction payments in reaction to lower market rates, particularly first mortgage refinancing offered by competitors. Parkvale offers home equity lines of credit at up to 120% of collateral value at competitive introductory rates. Of an aggregate $61.3 million in outstanding lines of credit at June 30, 2004, $2.7 million have a loan to value ratio greater than 100% and $9.1 million have a loan to value ratio ranging from 80% to 100%. These loans have shorter terms and greater interest rate sensitivity and margins than residential real estate loans.

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

Parkvale's deposit loans are made on a demand basis for up to 100% of the balance of the account securing the loan. The interest rate on deposit loans equals the rate on the underlying account plus a minimum of 100 basis points.

On May 28, 2004, Parkvale sold its unsecured Visa and Visa Gold credit card portfolio. Parkvale no longer offers Visa and Visa Gold cards through the Independent Bankers Association of America as part of the loan portfolio. Credit card balances outstanding totaled $2.3 million and $2.8 million at June 30, 2003 and 2002, respectively.

Parkvale no longer originates loans through PV Financial Service, Inc. (PVFS). PVFS's portfolio balance was $3.4 million at June 30, 2004 and $5.2 million at June 30, 2003. This portfolio has not generated additional loans during fiscal 2004 and 2003 compared to $3.0 million during fiscal 2002 because in May 2002, the Bank instituted risk based pricing procedures for home equity loans that were previously originated by the subsidiary.

      COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $38.9 million and $48.0 million at June 30, 2004 and 2003, respectively. The decrease in fiscal 2004 was primarily the result of not originating commercial lease loans during fiscal 2004. During fiscal 2003 and 2004, competition in the commercial loan market resulted in many commercial loan customers refinancing outside of Parkvale in an amount that exceeded new originations.

      LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others remained at $24.1 million at June 30, 2003 and at June 30, 2004. During fiscal 2003, Parkvale Bank entered into an agreement with Freddie Mac, in which the Bank sold $12.2 million of 1-4 family mortgages and retained the servicing for such loans. During fiscal 2004 there were few sales. Prior to fiscal 2003, there had been no mortgage loan securitizations or sale transactions in the last five fiscal years, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the service provider of these loans depending on the terms of the specific program.

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

Deferred loan origination fees were $727,000, $903,000 and $774,000 at June 30, 2004, 2003 and 2002, respectively. The balances primarily reflect the fees deferred related to the commercial real estate and commercial loan portfolio.

      NONPERFORMING LOANS AND FORECLOSED REAL ESTATE

The following table sets forth information regarding Parkvale's nonaccrual loans and foreclosed real estate at June 30.

                                                 2004       2003       2002       2001      2000
                                                 ----       ----       ----       ----      ----
                                                                  (In Thousands)
Nonaccrual Loans:
           Mortgage                             $ 2,610    $ 3,786    $ 2,871   $ 1,143    $ 2,098
           Commercial                             2,345      3,498        598       516        244
                                                -------    -------    -------   -------    -------
Total nonaccrual loans                          $ 4,955    $ 7,284    $ 3,469   $ 1,659    $ 2,342
                                                =======    =======    =======   =======    =======
Total nonaccrual loans
           as a percent of total loans             0.48%      0.58%      0.28%     0.15%      0.22%
Total foreclosed real estate, net               $ 2,998    $ 2,695    $ 1,717   $ 3,762    $ 1,442
Total amount of nonaccrual
           loans and foreclosed real estate     $ 7,953    $ 9,979    $ 5,186   $ 5,421    $ 3,784
Total nonaccrual loans and
      foreclosed real estate as a
      percent of total assets                      0.49%      0.61%      0.32%     0.39%      0.30%

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

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $140,000 of loans classified as impaired at June 30, 2004 and a $1.1 million loan classified as impaired at June 30, 2003. The average recorded investment in impaired loans was $160,000 in fiscal 2004. The amount of interest income that has not been recognized was $152,000 at June 30, 2004. Impaired assets include $3.0 million of foreclosed real estate as of June 30, 2004. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. Foreclosed real estate includes $1.8 million related to a 1998 foreclosure on a vacant building, which was sold on July 19, 2004. A $1.1 million writedown was established for this property during fiscal 2003 in addition to a $6.5 million writedown in fiscal 2002 as estimated costs to remediate and renovate the building were higher than originally estimated.

Assets classified as substandard/nonaccrual or foreclosed real estate in excess of $400,000, net of reserves, at June 30, 2004 consist of one commercial loan and the commercial property discussed in the preceding paragraph along with a $714,000 commercial mortgage and a single family dwelling of $549,000. Management believes that the fair value of the collateral for the above mentioned loans exceeds book value at June 30, 2004.

      ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the years ended June 30:

                                                 2004        2003      2002      2001      2000
                                                 ----        ----      ----      ----      ----
                                                                 (In Thousands)
Beginning balance                               $15,013    $15,492   $ 13,428   $13,268   $13,253
SNB Acquisition                                       -          -      1,994         -         -
Provision for loan losses                          (106)       308        205       320       236
Loans recovered:   Consumer                         122         39         34       188        31
                   Commercial                         6          1          -         -         -
                   Mortgage                         235         69        110        57       105
                                                -------    -------   --------   -------   -------
        Total recoveries                            363        109        144       245       136
                                                -------    -------   --------   -------   -------
Loans charged-off: Consumer                        (301)      (241)      (148)     (421)     (239)
                   Commercial                      (779)      (253)       (19)        -         -
                   Mortgage                        (382)      (402)      (112)      (84)        -
                                                -------    -------   --------   -------   -------
        Total charge-offs                        (1,462)      (896)      (279)     (505)     (257)
                                                -------    -------   --------   -------   -------
Net charge-offs                                  (1,099)      (787)      (135)     (260)     (121)
                                                -------    -------   --------   -------   -------
Ending balance                                  $13,808    $15,013   $ 15,492   $13,428   $13,368
                                                =======    =======   ========   =======   =======

During 2004, a $732 commercial loan was charged off due to a commercial borrower ceasing operations and liquidating their assets within a 60 day period. Creditors with preferred claims exceeded available assets. The Bank does not expect any recovery. The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Nonaccrual, substandard and doubtful commercial and other real estate loans are considered impaired. Impaired loans are generally evaluated based on the present value of the expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Based on this evaluation, specific loss reserves are established on impaired loans when necessary.

The allowance for loan loss was $13.8 million at June 30, 2004 and $15.0 million at June 30, 2003 or 1.34% and 1.20% of gross loans at June 30, 2004 and 2003, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The adequacy of allowance for loan loss is continually monitored by management with an emphasis on identifying potential portfolio risks to detect potential credit deterioration in the early stages, including trends and risks in the marketplace and loan types. Management, in conjunction with the Loan Review Committee then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses.

      INVESTMENT ACTIVITIES

Investment decisions are made by authorized officers including the Chief Executive Officer or the Chief Financial Officer of Parkvale in accordance with policies established by Parkvale's Board of Directors.

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

                                                  2004           2003             2002
                                                  ----           ----             ----
                                                           (In Thousands)
Federal funds sold                              $ 14,000       $ 72,000         $119,000
U.S. Government and agency obligations           337,656         14,635           52,032
Municipal obligations                              5,661          9,144           10,440
Corporate debt                                    84,692        146,618          121,453
Mortgage backed securities                        49,565         40,430           15,935
Equity securities (at market value)               20,372         19,743           13,080
                                                --------       --------         --------
      Total investment portfolio                $511,946       $302,570         $331,940
                                                ========       ========         ========

During fiscal 2004, available funds were invested in shorter term US government securities compared to the emphasis on investments in corporate debt and purchasing single family loans in prior years.

As part of its investment strategy, Parkvale also invests in mortgage-backed securities, the majority of which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae securities are guaranteed by their respective agencies. At June 30, 2004, Parkvale had $49.6 million, or 3.1% of total assets invested in mortgage-backed securities, as compared to 2.5% and 1.0% at June 30, 2003 and 2002, respectively. At June 30, 2004, the mortgage-backed securities consisted of Freddie Mac ($9.1 million); GNMA ($1.8 million); Fannie Mae ($33.1 million); collateralized mortgage obligations, including REMIC's ($5.1 million) private participation certificates ($384,000); and SBA ($57,000).

The following table shows Parkvale's mortgage-backed security activity during the years ended June 30.

                                                            2004         2003       2002
                                                            ----         ----       ----
                                                                   (In Thousands)
Mortgage-backed securities at beginning of year           $ 40,430     $ 15,935   $ 16,515
Purchases                                                   22,387       43,979          -
SNB Acquisition                                                  -            -      2,876
Principal repayments                                       (13,252)     (19,484)    (3,456)
Sales                                                            -            -          -
                                                          --------     --------   --------
Mortgage-backed securities at end of year                 $ 49,565     $ 40,430   $ 15,935
                                                          ========     ========   ========

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2004 (in Thousands):

                                                          Carrying Balance        %
                                                          ----------------      ----
U.S. Treasury and U.S. Government agencies:
         Maturing within one year                           $   7,538           2.75
         Maturing within five years                           169,316           3.01
         Maturing within ten years                            160,802           3.94
States of the U.S. and political subdivisions:
         Maturing within one year                                   -              -
         Maturing within five years                             2,233           6.29
         Maturing within ten years                                130           4.50
         Maturing after ten years                               3,298           5.58
Other Corporate debt:
         Maturing within one year                              33,762           3.82
         Maturing within five years                            29,835           4.36
         Maturing within ten years                                156           7.73
         Maturing after ten years                              20,939           6.57
Equity securities                                              20,372           1.39
Mortgage-backed securities                                     49,565           3.72
                                                            ---------           ----
         Total                                              $ 497,946           3.62
                                                            =========           ====

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

DEPOSITS

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 31 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the Star network with thirty-five ATMs currently operated by Parkvale.

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

The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.

                                       2004                       2003                     2002
                                       ----                       ----                     ----
                                   Balance       %        Balance        %            Balance      %
                                   -------       -        -------        -            -------      -
                                                        (Dollars in Thousands)
Passbook accounts and
   statement savings              $  201,723    15.7%    $  200,080     15.0%      $  187,617     13.9%
Checking and
    money market accounts            357,332    27.9        317,970     23.9          286,217     21.2
Certificate accounts                 604,796    47.2        686,221     51.6          744,629     55.2
Jumbo certificates                   110,147     8.6        117,833      8.8          119,725      8.9
Accrued interest                       7,973     0.6          9,656      0.7           11,151      0.8
                                  ----------   -----     ----------    -----       ----------    -----
Total Savings Deposits            $1,281,971   100.0%    $1,331,760    100.0%      $1,349,339    100.0%
                                  ==========   =====     ==========    =====       ==========    =====

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

                                       2004                       2003                     2002
                                       ----                       ----                     ----
                                         Average                 Average                  Average
                                   Balance       %        Balance        %            Balance      %
                                   -------       -        -------        -            -------      -
                                                        (Dollars in Thousands)
Passbook accounts                 $  201,946   0.54%     $  189,902     1.36%      $  156,746     1.74%
Checking and
  money market accounts              359,756   0.63         293,767     0.75          227,703     1.03
Certificate accounts                 721,660   3.52         839,154     4.69          850,564     5.53
Accrued interest                       8,731       -         12,715        -           13,221        -
                                  ----------   ----      ----------     ----       ----------     ----
                                  $1,292,093   2.43%     $1,335,538     3.30%      $1,248,234     4.22%
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

Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania. Parkvale neither advertises for deposits outside of Pennsylvania nor utilizes the services of deposit brokers. Approximately 3.1% of Parkvale's deposits were held by nonresidents of Pennsylvania at June 30, 2004.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

                                                      2004            2003             2002
                                                      ----            ----             ----
                                                                 (In Thousands)
(Decrease) increase before interest credited        $(73,390)       $(48,051)         $133,720
Interest credited                                     23,601          30,472            34,822
                                                    --------        --------          --------
Net deposit (decrease) increase                     $(49,789)       $(17,579)         $168,542
                                                    ========        ========          ========

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity.

The following table reflects the makeup of Parkvale's deposit accounts at June 30, 2004, including the scheduled quarterly maturity of CD accounts.

                                                               Amount           % of Total             Average
                                                              in 000's           Deposits               Rates
                                                              --------           --------               -----
Passbook and club accounts                                   $  201,723            15.7%                 0.54%
Checking and money market accounts                              357,332            27.9                  0.63
                                                             ----------           -----                  ----
      Total non-certificate accounts                            559,055            43.6                  0.59
                                                             ----------           -----                  ----
Certificate accounts maturing in quarter ending:
      September 30, 2004                                        100,364             7.8                  2.13
      December 31, 2004                                          75,369             5.9                  2.23
      March 31, 2005                                             42,846             3.3                  3.37
      June 30, 2005                                              62,498             4.9                  3.60
      September 30, 2005                                         48,824             3.8                  2.99
      December 31, 2005                                          36,478             2.9                  3.36
      March 31, 2006                                             27,667             2.2                  3.30
      June 30, 2006                                              38,278             3.0                  3.61
      September 30, 2006                                         26,678             2.1                  3.16
      December 31, 2006                                          27,455             2.1                  4.15
      March 31, 2007                                             37,936             3.0                  4.61
      June 30, 2007                                              52,971             4.1                  4.33
      Thereafter                                                137,579            10.7                  4.83
                                                             ----------           -----                  ----
Total certificate accounts                                      714,943            55.8                  3.52
                                                             ----------           -----                  ----
      Accrued interest                                            7,973             0.6                  0.00
                                                             ----------           -----                  ----
Total deposits                                               $1,281,971           100.0%                 2.43%
                                                             ==========           =====                  ====

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2004 which mature during the years ending June 30:

                                                        2005         2006           2007       Thereafter     Total
                                                        ----         ----           ----       ----------     -----
                                                                            (In Thousands)
Certificates of deposit:
                   Under 4.00%                        $232,639     $124,324       $ 82,631      $  40,121     $479,715
                   4.00% to 5.99%                       22,645       15,907         38,891         72,607      150,050
                   6.00% to 7.99%                       25,793       11,016         23,518         24,851       85,178
                                                      --------     --------       --------      ---------     --------
Total certificates of deposits                        $281,077     $151,247       $145,040      $ 137,579     $714,943
                                                      ========     ========       ========      =========     ========

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2004 are summarized as follows:

                                             (In Thousands)
3 months or less                                 $ 15,898
Over 3 months through 6 months                      9,678
Over 6 months through 12 months                    12,761
Over 12 months                                     71,810
                                                 --------
                Total                            $110,147
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

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                                          2004                2003                 2002
                                                          ----                ----                 ----
                                                                     (Dollars in Thousands)
Average balance outstanding                              $164,433            $147,588             $114,044
Maximum amount outstanding at any month-end
      during the period                                  $171,096            $161,109             $131,121
Average interest rate                                        5.19%               5.37%                5.67%
Balance outstanding at June 30                           $171,093            $161,107             $131,121

The increase in the outstanding average balance from $147.6 million in 2003 to $171.1 million in 2004 is due to additional advances drawn on the FHLB during fiscal 2004 and later in fiscal 2003. The increases related to a new $10 million borrowing made during fiscal 2004 at 4.14% for an advance with a stated maturity of 10 years. Such borrowings were used to fund loan purchases and originations.

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

                                                            Year Ended June 30,
                                                            -------------------
                                          2004 vs. 2003                                 2003 vs. 2002
                                          -------------                                 -------------
                                                Rate/                                        Rate/
                                      Rate     Volume    Volume     Total         Rate     Volume   Volume      Total
                                      ----     ------    ------     -----         ----     ------   ------      -----
                                                                  (In Thousands)
Interest-earning assets:
      Loans                         ($12,357) ($4,524)  $   747   ($16,134)     ($10,512)  $3,973   ($ 556)   ($ 7,095)
      Federal funds sold                (499)     (41)       13       (527)         (947)    (153)      50      (1,050)
      Investments                     (1,676)   2,752      (402)       674        (2,176)   4,281     (875)      1,230
                                    --------  -------   -------   --------      --------   ------   ------    --------
      Total                          (14,532)  (1,813)      358    (15,987)      (13,635)   8,101   (1,381)     (6,915)
                                    --------  -------   -------   --------      --------   ------   ------    --------
Interest-bearing liabilities:
      Deposits                       (11,686)  (1,434)      341    (12,779)      (11,484)   3,684     (761)     (8,561)
      Trust preferred securities         (85)       1        (1)       (85)          (24)   1,020      (68)        928
      FHLB advances and debt            (274)     925       (32)       619          (473)   1,213     (141)      1,599
                                    --------  -------   -------   --------      --------   ------   ------    --------

      Total                          (12,045)    (508)      308    (12,245)      (11,981)   6,917     (970)     (6,034)
                                    --------  -------   -------   --------      --------   ------   ------    --------
Net change in net interest
      income (expense)              ($ 2,487) ($1,305)  $    50   ($ 3,742)     ($ 1,654)  $1,184   ($ 411)   ($   881)
                                    ========  =======   =======   ========      ========   ======   ======    ========

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

Pennsylvania law permits a Pennsylvania-chartered, federally-insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. Because Parkvale's subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2004, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.

Parkvale Bank's wholly-owned subsidiaries include Parkvale Investment Corporation ("PIC"), Parkvale Mortgage Corporation ("PMC"), P.V. Financial Service Inc. ("PVFS") and Renaissance Corporation ("Renaissance"). The PIC was formed in fiscal 2000 as a Delaware investment corporation. PMC was acquired in 1986 and currently operates two offices originating residential mortgage loans for the Bank. For additional information regarding PMC, see "Lending Activities". PVFS was incorporated in 1972 and from 1997 until 2002, PVFS operated as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. At June 30, 2004, PVFS had net assets of $3.9 million and $3.4 million of loans outstanding. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2004 is $130,000 in cash.

COMPETITION

Parkvale faces substantial competition both in the attraction of deposits and in the making of mortgage and other loans in its primary market area. Competition for the origination of mortgage and other loans principally comes from other savings institutions, commercial banks, mortgage banking companies, credit unions and other financial service corporations located in the Pittsburgh metropolitan area. Because of the wide diversity and large number of competitors, the exact number of competitors changes frequently. Parkvale's most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions located in the Pittsburgh area. In times of higher interest rates, Parkvale also encounters significant competition for investors' funds from short-term money market securities and other corporate and government securities. During a lower interest rate environment, Parkvale and other depository institutions experience increased competition from stocks, mutual funds, and other direct investments offering the potential for higher yields.

Parkvale competes for loans principally through the interest rates and loan fees it charges on its loan programs. In addition, Parkvale believes it offers a high degree of professionalism and quality in the services it provides borrowers and their real estate brokers. It competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Parkvale believes that its office locations in various neighborhoods of Pittsburgh and the surrounding suburbs outside of downtown Pittsburgh provide Parkvale with both an opportunity to become an integral part of these smaller communities and the means of competing with larger financial institutions doing business within the Pittsburgh metropolitan area. In addition, Parkvale has three offices located in downtown Pittsburgh to provide services to the business community and to its suburban customers working and shopping in the city.

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

EMPLOYEES

As of June 30, 2004, Parkvale and its subsidiaries had 345 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

                                   REGULATION

GENERAL

Following conversion to a Pennsylvania Savings Bank charter in fiscal 1993, the Bank is subject to extensive regulation by the FDIC and the Pennsylvania Department of Banking, and is no longer directly subject to regulation by the OTS. Nonetheless, several requirements which were applicable to the Bank as a Pennsylvania chartered savings association regulated by the OTS remain applicable to the Bank as a Pennsylvania chartered savings bank. The FDIC has adopted a regulation which provides that the same restrictions on activities, investments in subsidiaries, loans to one borrower, and affiliate transactions apply to the Bank as if the Bank had not converted to a savings bank charter. However, the capital requirements applicable to the Bank as a savings bank are the FDIC's capital maintenance regulations rather than the comparable OTS regulations.

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

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and total risk-based capital equal to at least 8.0% of risk-weighted assets. Total capital includes both Tier I and Tier II (supplementary) capital, with Tier II capital limited to no more than the amount of Tier I capital. At June 30, 2004, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and total capital ratios of 7.4% and 14.3%, respectively. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required, among other things, each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. On June 26, 1996, the FDIC, the Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency ("OCC"), collectively, "the agencies", jointly issued a policy statement providing bankers guidance on sound interest rate risk management practices. This policy statement augments the action taken by the agencies in August 1995 to implement the portion of FDICIA addressing risk-based capital standards for interest rate risk. The agencies elected not to pursue a standardized measure and explicit capital charge for interest rate risk. Instead, the policy statement encourages banks to use their own internal models to measure IRR but emphasizes that they must have adequate board and senior management oversight and a comprehensive process for managing IRR. Parkvale's management does not anticipate difficulty in meeting the capital requirements in the future. However, there can be no assurance that this will be the case. Failure to maintain minimum levels of required capital will result in the submission to the applicable FDIC Regional Director for review and approval of a reasonable plan describing the means and timing by which the bank shall achieve its minimum Tier I ratio and may result in the imposition by the Pennsylvania Department of Banking or the FDIC of various operational restrictions, including limitations as to the rate of interest that may be paid on deposit accounts, the taking of deposits, the issuance of new accounts, the ability to originate particular types of loan, and the purchase of loans or the making of specified other investments.

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

USA PATRIOT ACT

The USA Patriot Act imposes additional obligations on U.S. financial institutions, including banks and broker dealer subsidiaries, to implement policies, procedures and controls that are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the corporate-governance and accounting-oversight bill, also known as the Sarbanes-Oxley Act of 2002 ("the Act"). The bill creates an independent auditing-oversight board under the Securities and Exchange Commission ("SEC"), by which the Bank's holding company, Parkvale Financial Corporation, is regulated. The bill also increases penalties for corporate wrongdoers, forces faster and more-extensive financial disclosure, and creates avenues of recourse for aggrieved shareholders. The Act contains separate provisions that require signed certifications to be made by the chief executive officer and the chief financial officer of all public companies. The Act provides criminal penalties of up to $1.0 million and imprisonment of up to 10 years for an officer that provides a certification knowing it to be untrue.

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

On September 5, 2002, the SEC published accelerated filing deadlines for Forms 10-K and Forms 10-Q. The accelerated guidelines as they affect Parkvale are as follows:

For Form 10-K, fiscal 2004 filing deadline 75 days or 9/13/04; fiscal 2005 and thereafter filing deadline is 60 days or 8/29/05.

For Form 10-Q, quarterly reports filing deadline during fiscal 2005 is 40 days, i.e. 11/9/04 for the first quarter of 2005; quarterly reports filing deadline during fiscal 2006 is 35 days, i.e. 11/4/05 for the first quarter of 2006.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Parkvale had a $13.9 million investment in stock of the FHLB of Pittsburgh at June 30, 2004 to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2004, the Bank had $171.1 million of outstanding advances from the FHLB of Pittsburgh.

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

PFC's income tax returns for calendar 2001, 2002 and 2003 have been filed with the IRS and are open to examination. However, PFC has not yet been advised by the IRS if an examination will be performed. All income tax returns for calendar 2000 and prior years have been either accepted as filed or settled with the IRS with such settlements not resulting in a significant charge to income.

STATE TAXATION

For state tax purposes, Parkvale reports its income and expenses on the accrual basis of accounting and files its tax returns on a calendar year basis. The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax ("MTIT"). This tax is imposed at the rate of 11.5% on net income computed substantially in accordance with generally accepted accounting principles ("GAAP"). Under the Mutual Thrift Institution Act, Parkvale is not subject to any state or local taxes except for the MTIT described above and taxes imposed upon real estate and the transfer thereof.

See Note H of Notes to Consolidated Financial Statements for additional information regarding federal and state taxation.

ITEM  2. PROPERTIES.

Parkvale presently conducts its business from its main office and 39 branch offices located in the greater Pittsburgh metropolitan area. Parkvale owns the building and land for 23 of its offices and leases its remaining 16 offices. Such leases expire through 2021. PMC leases facilities outside of Pennsylvania for two loan origination centers. At June 30, 2004, Parkvale's land, building and equipment had a net book value of $10.0 million.

ITEM  3. LEGAL PROCEEDINGS.

PFC and its subsidiaries, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising out of such other lawsuits will have a material adverse effect on PFC's or its subsidiaries' financial positions or results of operations.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required herein is incorporated by reference on pages 19 and 39 of PFC's 2004 Annual Report.

No equity securities were sold by PFC during the period covered by this report that were not registered under the Securities Act of 1933.

(b)   Not Applicable

(c) During the year ended June 30, 2004, Parkvale purchased 58,100 shares at an average price per share of $25.49.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any "affiliated purchaser,"as defined in section 240.10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

                                                 Total Number of
                                               Shares Purchased as        Maximum Number of
                  Total Number     Average      Part of Publicly        Shares that May Yet Be
                    of Shares    Price Paid      Announced Plans         Purchased Under the
Period              Purchased     Per Share        or Programs          Plans or Programs (1)
------              ---------     ---------        -----------          ---------------------
April 1-30, 2004         --            --                --                         --
May 1-31, 2004       15,500        $26.63            15,500                    241,000
June 1-30, 2004      22,600        $26.36            22,600                    218,400

(1) The repurchase program approved on June 19, 2003 scheduled to expire on June 30, 2004 was extended on June 18, 2004 to expire on June 30, 2005.


ITEM  6. SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 1 of PFC's 2004 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 4 to 12 of PFC's 2004 Annual Report.

ITEM  7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required herein is incorporated by reference from pages 4 to 12 of PFC's 2004 Annual Report.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 13 to 31 of PFC's 2004 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On January 6, 2004, Ernst and Young, LLP ("E&Y") informed Parkvale that it has resigned as the independent accountants for Parkvale for the fiscal year ending June 30, 2004. E&Y and Parkvale were not able to agree on financial arrangements for proposed audit services. The reports of E&Y on Parkvale's financial statements for the past two fiscal years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

On February 5, 2004, Parkvale's Audit Finance Committee approved Parente Randolph, LLC of Pittsburgh, Pennsylvania as the new independent public accountants for the fiscal year ending June 30, 2004.

ITEM  9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

ITEM  9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 5 to 12 of the definitive proxy statement of the Corporation for the 2004 Annual Meeting of Stockholders, which will be filed on or before September 20, 2004 (the "definitive proxy statement").

Parkvale has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer and chief financial officer) and employees. The code of ethics may be found on our website at www.parkvale.com.

ITEM  11. EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from pages 9 to 17 of the definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement.

The following table provides Equity Compensation Plan information as of June 30, 2004 with respect to shares of Parkvale Common Stock that may be issued under our existing equity compensation plans, which consists of the 1993 Directors' Stock Option Plan and the 1993 Key Employee Stock Compensation Program.

                                       Number of Securities     Weighted-average       Number of securities
                                        to be issued upon      exercise price of        remaining available
                                           exercise of            outstanding           for future issuance
                                           outstanding         options, warrants     under equity compensation
                                        options, warrants          and rights       plans (excluding securities
                                          and rights (a)              (b)            reflected in column(a)(c)
                                          --------------              ---            -------------------------
Equity compensation plans                    328,188                $ 20.20                        --
approved by security holders

Equity compensation plans not                     --                     --                        --
approved by security holders
                                             -------                -------                   -------
Total                                        328,188                $ 20.20                        --

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is incorporated by reference from page 18 to 19 of the definitive proxy statement.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference from page 25 of the definitive proxy statement.

PART IV.

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   DOCUMENTS FILED AS PART OF THIS REPORT

      (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):


                                                                                            Page
                                                                                            ----
Consolidated Statements of Financial Condition at June 30, 2004 and 2003                        13

Consolidated Statements of Operations for each of the three years
       in the period ended June 30, 2004.                                                       14

Consolidated Statements of Cash Flows for each of the three years
       in the period ended June 30, 2004.                                                       15

Consolidated Statements of Shareholders' Equity for each of the three years
       in the period ended June 30, 2004.                                                       16

Notes to Consolidated Financial Statements                                                17 to 31

Report of Independent Registered Public Accounting Firm                                         32

Report of Former Independent Registered Public Accounting Firm                                  **

      (2) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.

No. Exhibits                                                           Page
------------                                                           ----
3(a) Articles of Incorporation                                            *

3(b) Bylaws                                                               &

10(a) Common Stock Certificate                                            *

10(b) 1993 Key Employee Stock Compensation Program                        x

10(c) 1993 Directors' Stock Option Plan                                   &

10(d) Consulting Agreement with Robert D. Pfischner                       ~

10(e)  Employment Agreement with Robert J. McCarthy, Jr.                  #

10(f) Change in Control Severance Agreement with Timothy G. Rubritz       @

10(g) Executive Deferred Compensation Plan                                &

10(h) Supplemental Employee Benefit Plan +

13 Excerpts of the 2004 Annual Report to Shareholders filed herewith. Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission ("the SEC") only and is not deemed to be "filed" as part of this Form 10-K.

22    Subsidiaries of Registrant                                             18
      Reference is made to Item 1. Business - Subsidiaries for the required information

23    Consent of Independent Registered Public Accounting Firm             C-1
      Consent of Former Independent Registered Public Accounting Firm      C-2

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

@ Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 22, 2000.

** Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 19, 2003.

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

                                                PARKVALE FINANCIAL CORPORATION

Date: September 9, 2004                         By:  /s/ Robert J. McCarthy, Jr.
                                                     --------------------------
                                                     Robert J. McCarthy, Jr.
                                                     Director, President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr.                       September 9, 2004
----------------------------                    ---------------------
Robert J. McCarthy, Jr.,                              Date
Director, President and
Chief Executive Officer

/s/ Timothy G. Rubritz                            September 9, 2004
----------------------------                    ---------------------
Timothy G. Rubritz,                                      Date
Vice President - Treasurer
(Chief Financial & Accounting Officer)

/s/ Robert D. Pfischner                           September 9, 2004
----------------------------                    ---------------------
Robert D. Pfischner, Chairman of the Board               Date

/s/ Fred P. Burger, Jr.                           September 9, 2004
----------------------------                    ---------------------
Fred P. Burger, Jr., Director                            Date

/s/ Andrea F. Fitting                             September 9, 2004
----------------------------                    ---------------------
Andrea F. Fitting, Director                              Date

/s/ Patrick J. Minnock                            September 9, 2004
----------------------------                    ---------------------
Patrick J. Minnock, Director                             Date

/s/ Harry D. Reagan                               September 9, 2004
----------------------------                    ---------------------
Harry D. Reagan, Director                                Date