Form 10-Q
period 2004-09-30
PARKVALE FINANCIAL CORP
filed 2004-11-04
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No _

The closing sales price of the Registrant's Common Stock on October 27, 2004 was $27.00 per share.

Number of shares of Common Stock outstanding as of October 27, 2004 was 5,580,967.

PARKVALE FINANCIAL CORPORATION

INDEX

                                                                                     Page
                                                                                     -----
Part I.     Financial Information

Item 1.
Consolidated Statements of Financial Condition as of September 30, 2004
  and June 30, 2004                                                                      3

Consolidated Statements of Operations for the three months ended
  September 30, 2004 and 2003                                                            4

Consolidated Statements of Cash Flows for the three months ended
  September 30, 2004 and 2003                                                          5-6

Consolidated Statements of Shareholders' Equity as of September 30, 2004                 6

Notes to Unaudited Interim Consolidated Financial Statements                           7-9

Item 2.
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                              10-15

Item 3.
Quantitative and Qualitative Disclosures about Market Risk                              15

Item 4.
Controls and Procedures                                                                 15

Part II - Other Information                                                             15

Signatures                                                                              17

Item 1.                  PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                                    SEPTEMBER 30,       June 30,
                                                                                         2004              2004
                                                                                    -------------     -------------
                                                                                     (unaudited)        (audited)
ASSETS
Cash and noninterest earning deposits                                               $      21,246     $      23,814
Federal funds sold                                                                         65,000            14,000
                                                                                    -------------     -------------
    Cash and cash equivalents                                                              86,246            37,814
Interest-earning deposits in other banks                                                    7,449            13,547
Investment securities available for sale (cost of
  $19,631 at September 30 and $20,304 at June 30)                                          19,778            20,372
Investment securities held to maturity (fair value
  of $416,384 at September 30 and $475,759 at June 30)                                    414,909           477,574
Loans, net of allowance of $13,822 at September 30
  and $13,808 at June 30                                                                1,029,971         1,015,078
Foreclosed real estate, net                                                                 1,108             2,998
Office properties and equipment, net                                                        8,919            10,049
Goodwill                                                                                    7,561             7,561
Intangible assets and deferred charges                                                      3,464             3,573
Prepaid expenses and other assets                                                          22,830            23,887
                                                                                    -------------     -------------
     Total Assets                                                                   $   1,602,235     $   1,612,453
                                                                                    =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                                                            $   1,258,463     $   1,281,971
Advances from Federal Home Loan Bank                                                      180,999           171,093
Trust preferred securities                                                                 25,000            25,000
Other debt                                                                                 23,051            19,310
Escrow for taxes and insurance                                                              2,845             6,030
Other liabilities                                                                           5,679             4,363
                                                                                    -------------     -------------
     Total Liabilities                                                                  1,496,037         1,507,767
                                                                                    -------------     -------------
SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                                           -                 -
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                                      6,735             6,735
Additional Paid in Capital                                                                  3,593             3,616
Treasury Stock at cost (1,153,927 shares at September 30
   and 1,153,806 at June 30)                                                              (22,708)          (22,687)
Accumulated Other Comprehensive Income                                                         87                43
Retained Earnings                                                                         118,491           116,979
                                                                                    -------------     -------------
     Total Shareholders' Equity                                                           106,198           104,686
                                                                                    -------------     -------------
     Total Liabilities and Shareholders' Equity                                     $   1,602,235     $   1,612,453
                                                                                    =============     =============

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         2004          2003
                                                      ----------    ----------
                                                             (unaudited)
Interest Income:
     Loans                                            $   13,034    $   15,419
     Investments                                           4,227         2,548
     Federal funds sold                                      243           262
                                                      ----------    ----------
Total interest income                                     17,504        18,229
                                                      ----------    ----------
Interest Expense:
     Deposits                                              7,161         8,859
     Borrowings                                            2,359         2,213
     Trust preferred securities                              339           295
                                                      ----------    ----------
Total interest expense                                     9,859        11,367
                                                      ----------    ----------
Net interest income                                        7,645         6,862
Provision for loan losses                                     57            47
                                                      ----------    ----------
Net interest income after
     provision for losses                                  7,588         6,815
                                                      ----------    ----------
Noninterest Income:
     Service charges on deposit accounts                   1,254         1,046
     Other fees and service charges                          321           362
     Gain on sale of assets                                   14           406
     Miscellaneous                                           314           385
                                                      ----------    ----------
Total other income                                         1,903         2,199
                                                      ----------    ----------
Noninterest Expenses:
     Compensation and employee benefits                    3,226         3,045
     Office occupancy                                      1,009         1,057
     Marketing                                                83            87
     Office supplies, telephone, and postage                 355           387
     Miscellaneous                                         1,011           973
                                                      ----------    ----------
Total other expenses                                       5,684         5,549
                                                      ----------    ----------
Income before income taxes                                 3,807         3,465
Income tax expense                                         1,179         1,035
                                                      ----------    ----------
Net income                                            $    2,628    $    2,430
                                                      ==========    ==========
Net income per share:
     Basic                                            $     0.47    $     0.44
     Diluted                                          $     0.47    $     0.43

Parkvale Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        2004              2003
                                                                                    ------------     ------------
                                                                                             (unaudited)
Cash flows from operating activities:
    Interest received                                                               $     18,789     $     21,045
    Loan fees received (premiums paid)                                                       (59)          (1,207)
    Other fees and commissions received                                                    1,769            1,657
    Interest paid                                                                         (9,837)         (11,229)
    Cash paid to suppliers and others                                                     (4,266)          (5,770)
    Income taxes paid                                                                       (350)          (1,070)
                                                                                    ------------     ------------
    Net cash provided by operating activities                                              6,046            3,426
Cash flows from investing activities:
    Proceeds from sale of investment securities available for sale                             -              561
    Proceeds from maturities of investments                                               94,960           27,251
    Purchase of investment securities available for sale                                     (74)             -
    Purchase of investment securities held to maturity                                   (31,987)         (53,074)
    Maturity of deposits in other banks                                                    6,098            3,557
    Purchase of loans                                                                    (61,997)        (129,029)
    Proceeds from sales of loans                                                           1,209              886
    Principal collected on loans                                                          87,044          221,424
    Loans made to customers, net of loans in process                                     (39,478)         (41,107)
    Other                                                                                    845             (121)
                                                                                    ------------     ------------
    Net cash provided by investing activities                                             56,620           30,348
Cash flows from financing activities:
    Net (decrease) increase in checking and savings accounts                              (5,233)           4,967
    Net (decrease) increase in certificates of deposit                                   (18,275)         (39,235)
    Proceeds from FHLB advances                                                           10,000                -
    Repayment of FHLB advances                                                               (94)              (3)
    Net increase in other borrowings                                                       3,740                3
    Decrease in borrowers' advances for tax & insurance                                   (3,185)          (3,872)
    Cash dividends paid                                                                   (1,117)            (997)
    Acquisition of treasury stock                                                            (70)            (472)
                                                                                    ------------     ------------
    Net cash used in financing activities                                                (14,234)         (39,609)
                                                                                    ------------     ------------

Net increase (decrease) in cash and cash equivalents                                      48,432           (5,835)
    Cash and equivalents at beginning of period                                           37,814          104,067
                                                                                    ------------     ------------
    Cash and equivalents at end of period                                           $     86,246     $     98,232
                                                                                    ============     ============

Reconciliation of net income to net cash provided                                        THREE MONTHS ENDED
    by operating activities:                                                                SEPTEMBER 30,
                                                                                        2004             2003
                                                                                    ------------     ------------
Net income                                                                          $      2,628     $      2,430
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                            411              462
    Accretion and amortization of loan fees and discounts                                    650            1,763
    Loan fees collected and deferred                                                         (59)          (1,208)
    Provision for loan losses                                                                 57               47
    Gain on sale of  assets                                                                  (14)            (406)
    Decrease in accrued interest receivable                                                  568              826
    Increase (decrease) in other assets                                                      490             (636)
    Decrease in accrued interest payable                                                   1,293              139
    Increase in other liabilities                                                             22                8
                                                                                    ------------     ------------
    Total adjustments                                                                      3,418              996
                                                                                    ------------     ------------
Net cash provided by operating activities                                           $      6,046     $      3,426
                                                                                    ============     ============

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $31 for the three months ended September 30, 2004 and $144 for the three months ended September 30, 2003.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
                                   (unaudited)

                                                                                           Accumulated
                                                             Additional                       Other                      Total
                                                Common         Paid-in       Treasury     Comprehensive   Retained    Shareholders'
                                                 Stock         Capital        Stock         Income        Earnings       Equity
                                              ----------     ----------    -----------    -------------  ----------   -------------
Balance, June 30, 2004                        $    6,735     $    3,616     ($  22,687)    $       43    $  116,979    $  104,686
Net income, three months
  ended September 30, 2004                                                                                    2,628         2,628

Accumulated other comprehensive income:
  Change in unrealized gain on securities,
  net of deferred tax expense $26                                                                  44                          44
                                                                                                                       ----------
    Comprehensive income                                                                                                    2,672

Treasury stock purchased                                                           (70)                                       (70)

Dividends on common stock at
  $0.20 per share                                                                                            (1,116)       (1,116)

Exercise of stock options                                           (23)            49                                         26
                                              ----------     ----------     ----------     ----------    ----------    ----------
Balance, September 30, 2004                   $    6,735     $    3,593     ($  22,708)    $       87    $  118,491    $  106,198
                                              ==========     ==========     ==========     ==========    ==========    ==========

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations

The statements of operations for the three months ended September 30, 2004 and 2003 are unaudited, but in the opinion of management, reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results which may be expected for fiscal 2005. The Annual Report on Form 10-K for the year ended June 30, 2004 contains additional information and should be read in conjunction with this report.

Stock Based Compensation

Pro forma information regarding net income and earnings per share as required by FAS 123, has been determined as if Parkvale Financial Corporation ("PFC") had accounted for its stock options using that method. The fair value for these options was estimated at the date of the grants using a Black-Scholes option pricing model.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. PFC's pro forma information is as follows:

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. PFC's pro forma information is as follows:

                                              For the three months ended September 30,
                                                     2004                  2003
                                              ------------------    ------------------
Net income before stock options                   $    2,628             $    2,430
Compensation expense from stock
options, net of tax:
   Three months ended September 30                       -                       51
                                                  ----------             ----------
Pro forma net income                              $    2,628             $    2,379
                                                  ==========             ==========
    Basic - Proforma                              $     0.47             $     0.43
    Basic - as reported                           $     0.47             $     0.44
    Diluted - proforma                            $     0.47             $     0.42
    Diluted - as reported                         $     0.47             $     0.43

(Dollar amounts in thousands, except share data)

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise of (b) liabilities that are based on the fair value of the enterprise's equity instruments of that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognition the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. PFC is currently evaluating this proposed statement and its effects on its results of operations.

Loans

Loans are summarized as follows:

                                                                                     SEPTEMBER 30,         June 30,
                                                                                         2004               2004
                                                                                    --------------     --------------
Mortgage loans:
    Residential:
      1-4 Family                                                                    $      737,907     $      723,551
      Multifamily                                                                           24,472             23,910
    Commercial                                                                              83,389             82,186
    Other                                                                                   12,164             12,987
                                                                                    --------------     --------------
                                                                                           857,932            842,634
Consumer loans                                                                             142,223            143,476
Commercial business loans                                                                   39,651             38,869
Loans on savings accounts                                                                    3,309              2,790
                                                                                    --------------     --------------
                                                                                         1,043,115          1,027,769
Less: Loans in process                                                                         105                313
       Allowance for loan losses                                                            13,822             13,808
       Unamortized discount (premiums) and deferred loan fees                                 (783)            (1,430)
                                                                                    --------------     --------------
Loans, net                                                                          $    1,029,971     $    1,015,078
                                                                                    ==============     ==============

The following summarizes the activity in the allowance for loan losses for the three months ended September 30:

                                                                                         2004               2003
                                                                                    --------------     --------------
Beginning balance                                                                   $       13,808     $       15,013
Provision for losses                                                                            57                 47
Loans recovered                                                                                  5                  5
Loans charged off                                                                              (48)              (189)
                                                                                    --------------     --------------
Ending balance                                                                      $       13,822     $       14,876
                                                                                    ==============     ==============

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Dollar amounts in thousands, except share data)

Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the three months ended September 30, 2004 and 2003, total comprehensive income amounted to $2,672 and $2,143, respectively.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

                                                                              2004             2003
                                                                          -------------    -------------
Numerator for basic and diluted earnings per share:
    Net Income                                                            $       2,628    $       2,430
Denominator:
    Weighted average shares for basic earnings per share                      5,580,097        5,537,810
    Effect of dilutive stock options                                             62,694           89,344
                                                                          -------------    -------------
    Weighted average shares for dilutive earnings per share                   5,642,791        5,627,154
                                                                          =============    =============
Net income per share:
    Basic                                                                 $        0.47    $        0.44
    Diluted                                                               $        0.47    $        0.43
Dividends per share                                                       $        0.20    $        0.18

Pending Acquisition

On September 1, 2004, Parkvale Financial Corporation entered into a definitive agreement to purchase Advance Financial Bancorp ("AFB") based in West Virginia. The acquisition is expected to close late 2004 or early 2005. After the acquisition, Parkvale will have approximately $1,900 in total assets and a total of 46 branch offices. The AFB shareholders will receive $26.00 per share in cash. The transaction has been approved by the boards of directors of both companies. The acquisition is valued at $38,000. This reflects approximately 167% of AFB's book value at June 30, 2004 and 14.4 times AFB's last 12-month earnings.


New Accounting Pronouncement

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation's fiscal 2004 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. On September 30, 2004, the FASB delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. PFC in the process of determining the impact that this EITF may have on its financial statements.

Item 2.

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

Balance Sheet Data:

                                                                      SEPTEMBER 30,
                                                                   2004          2003
                                                              ------------   ------------
Total assets                                                  $  1,602,235   $  1,605,320
Loans, net                                                       1,029,971      1,189,799
Interest-earning deposits and federal funds sold                    72,449         93,020
Total investments                                                  434,687        255,204
Savings deposits                                                 1,258,463      1,297,492
FHLB advances                                                      180,999        161,104
Shareholders' equity                                               106,198        100,246
Book value per share                                          $      19.03   $      18.11

Statistical Profile:

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,  (1)
                                                                   2004           2003
                                                              ------------   ------------
Average yield earned on all
  interest-earning assets                                             4.53%          4.70%
Average rate paid on all
  interest-bearing liabilities                                        2.65%          3.00%
Average interest rate spread                                          1.88%          1.70%
Net yield on average
  interest-earning assets                                             1.98%          1.77%
Other expenses to average assets                                      1.41%          1.37%
Taxes to pre-tax income                                              30.97%         29.87%
Return on average assets                                              0.65%          0.60%
Return on average equity                                              9.92%          9.72%
Average equity to average total assets                                6.57%          6.16%

                                                                    AT SEPTEMBER 30,
                                                                   2004          2003
                                                              ------------   ------------
One year gap to total assets                                          2.04%          7.35%
Intangibles to total equity                                          10.38%         11.43%
Ratio of nonperforming assets to total assets                         0.30%          0.48%
Number of full-service offices                                          39             39

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:

Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following at September 30, 2004 versus year-end June 30, 2004.

                                                  SEPTEMBER 30, 2004   June 30, 2004
                                                  ------------------   -------------
                                                         (Dollars in 000's)
Delinquent single-family mortgage loans               $    2,069        $    2,610
Delinquent other loans                                     1,510             2,205
                                                      ----------        ----------
Total of nonperforming loans                          $    3,579        $    4,815
Total of impaired loans                                      140               140
Real estate owned, net                                     1,108             2,998
                                                      ----------        ----------
Total                                                 $    4,827        $    7,953
                                                      ==========        ==========

Nonperforming and impaired loans and real estate owned represent 0.30% and 0.49% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at September 30, 2004 consisted of 33 single family owner occupied homes. As of September 30, 2004, $1.0 million or 47.6% of the nonaccrual mortgage loans totaling $2.1 million were purchased from others. The $1.0 million of the delinquent loans purchased by others are comprised of 5 loans which management believes are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $136,000 at September 30, 2004 and $152,000 at June 30, 2004. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans which are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $140,000 of loans classified as impaired at September 30, 2004 and at June 30, 2004. The average recorded investment in impaired loans was $140,000 for the September 2004 quarter. The amount of interest income that has not been recognized was $31,000 at September 30, 2004. Impaired assets include $1.1 million of foreclosed real estate as of September 30, 2004. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate primarily consists of 1-4 family single family dwellings with $365,000 of vacant land at September 30, 2004.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses was $13.8 million at September 30, 2004 and at June 30, 2004 and $14.9 million at September 30, 2003 or 1.33%, 1.34% and 1.24%
of gross loans at September 30, 2004, June 30, 2004 and September 30, 2003. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The allowance for loan losses is continually monitored by management to identify potential portfolio risks and detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. Management believes the allowance for loan losses is adequate to absorb loan losses.

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold increased $51 million or 364.3% from June 30, 2004 to September 30, 2004. Investment securities held to maturity decreased $62.7 million or 13.1% and loans increased $14.9 million or 1.5% from June 30, 2004 to September 30, 2004. Deposits decreased $23.5 million or 1.8% from June 30, 2004 to September 30, 2004. Escrow for taxes and insurance decreased by $3.2 million or 52.8% as a result of the remittance of property taxes to the various taxing districts during the quarter. Parkvale Bank's FHLB advance available maximum borrowing capacity is $752.6 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $106.2 million or 6.6% of total assets at September 30, 2004. An extension stock repurchase program approved in June 2004 permits the purchase of 3.9% of outstanding stock or 218,400 shares during fiscal 2005 at prevailing prices in open-market transactions. Through September 30, 2004, 2,650 shares were purchased at an average price of $26.55 per share, representing 0.05% of the outstanding stock. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2004, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 7.51% and 14.61%, respectively.

The regulatory capital ratios for Parkvale Bank at September 30, 2004 are calculated as follows:

                                                                   Tier I             Tier I             Tier II
                                                                    Core            Risk-Based         Risk-Based
                                                                   Capital            Capital            Capital
                                                                -------------      -------------      -------------
Equity Capital (1)                                              $     131,336      $     131,336      $     131,336
Less non-allowable intangible assets                                  (11,025)           (11,025)           (11,025)
Less unrealized securities gains                                          (77)               (77)               (77)
Plus permitted valuation allowances (2)                                     -                  -             11,322
Plus allowable unrealized holding gains (3)                                 -                  -                 55
                                                                -------------      -------------      -------------
   Total regulatory capital                                           120,234            120,234            131,611
Minimum required capital                                               63,938             36,158             72,316
                                                                -------------      -------------      -------------
   Excess regulatory capital                                    $      56,296      $      84,076      $      59,295

   Adjusted total assets                                        $   1,598,459      $     903,949      $     903,949

Regulatory capital as a percentage                                       7.52%             13.30%             14.56%
Minimum capital required as a percentage                                 4.00%              4.00%              8.00%
                                                                -------------      -------------      -------------
Excess regulatory capital as a percentage                                3.52%              9.33%              6.56%
                                                                =============      =============      =============
Well capitalized requirement                                             5.00%              6.00%             10.00%
                                                                =============      =============      =============

----------
(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2004.

(2)   Limited to 1.25% of risk adjusted total assets.

(3)   Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

For the three months ended September 30, 2004, Parkvale reported net income of $2.6 million or $0.47 per diluted share, compared to net income of $2.4 million or $0.43 per diluted share for the quarter ended September 30, 2003. The $198,000 increase in net income for the September 2004 quarter reflects increased margins on net earning assets, offset by a decrease in non-interest expense and a decreased gain on sale of assets and investment securities. The September 2004 quarter reflects a gain on the sale of assets of $14,000 (pre-tax) as compared to the prior quarter gain on investment securities of $406,000 (pre-tax). Net interest income increased to $7.6 million from $6.9 million for the prior period. Return on average equity was 9.92% for the September 2004 quarter compared to 9.72% for the September 2003 quarter.

INTEREST INCOME:

Parkvale had interest income of $17.5 million during the three months ended September 30, 2004 versus $18.2 million during the comparable period in 2003. The $725,000 decrease is the result of a 17 basis point decrease in the average yield from 4.70% in 2003 to 4.53% in 2004 coupled with a $5.8 million or 0.4% decrease in the average balance of interest-earning assets. Interest income from loans decreased $2.4 million or 15.5% resulting from a decrease in the average outstanding loan balances of $207.2 million or 17.0%, offset by an increase of 10 basis points in the average yield from 5.05% in 2003 to 5.15% in 2004. The small increase in the average yield reflects the recent two rate increases. Investment interest income increased by $1.7 million or 65.9% due to an increase of $236.4 million or 102.9% in the average balance and offset by a 81 basis point decrease in the average yield from 4.44% in 2003 to 3.63% in 2004. Interest income earned on federal funds sold decreased $19,000 or 7.3% from the 2003 quarter due to a decrease in the average balance of $34.9 million or 34.5%, offset by a 43 basis point increase in the average yield from 1.03% in 2003 to 1.46% in 2004. The weighted average yield on all interest earning assets was 4.54% at September 30, 2004 and 4.79% at September 30, 2003.

INTEREST EXPENSE:

Interest expense decreased $1.5 million or 13.3% from the 2004 to the 2003 quarter. The decrease was due to an 35 basis point decrease in the average rate paid on deposits and borrowings from 3.00% in 2003 to 2.65% in 2004 and by a decrease in the average deposits and borrowings of $22.9 million or 1.5%. At September 30, 2004, the average rate payable on liabilities was 2.22% for deposits, 4.77% for borrowings, 5.55% for trust preferred securities and 2.63% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. Parkvale's provision for loan losses increased by $10,000 from the 2003 to the 2004 quarter. Aggregate valuation allowances were 1.33% and 1.34% of gross loans at September 30, 2004 and June 30, 2004, respectively.

Nonperforming loans and real estate owned were $4.8 million, $8.0 million and $7.7 million at September 30, 2004, June 30, 2004 and September 30, 2003, representing 0.30%, 0.49% and 0.48% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2004 were $13.8 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.

OTHER INCOME:

Total other income decreased by $296,000 or 13.5% in 2004 due mainly to a decrease in gain on the sale of assets and securities of $392,000. Other income absent this gain increased $96,000 or 5.4% due to increases to service charges on deposit accounts for new products and services.

OTHER EXPENSE:

Total other expense increased by $135,000 or 2.4% for the three months ended September 30, 2004. This increase is due principally to increases in compensation of $181,000, or 5.9% and mitigated be decreases in office occupancy of $48,000, or 4.5%. Compensation has increased over the prior year due to normal merit pay increases and increases in benefit expenses. Office occupancy has decreased due to the sale of under utilized buildings. Annualized noninterest expense as a percentage of average assets were 1.41% for the quarter ended September 30, 2004 as compared to 1.37% for the quarter ended September 30, 2003.

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

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

         Quantitative and qualitative disclosures about market risk are presented at June 30, 2004 in item 7a of Parkvale Financial Corporation's Form 10-K, filed with the SEC on September 13, 2004. Management believes that there have been no material changes in Parkvale's market risk since June 30, 2004.

Item 4.  Controls and Procedures

         Disclosure controls and procedures are monitored and supervised by the Registrant's management, including the CEO and CFO, to the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  None

Item 2.  Changes in Securities and Use of Proceeds                          None

Item 3.  Defaults Upon Senior Securities                                    None

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 2004 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 28, 2004. Of 5,580,967 shares eligible to vote, 93.3% or 5,206,856 were voted by proxy.

(b) The shareholders voted to re-elect the nominees for director, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Robert J. McCarthy, Jr. as director were 4,572,044 shares in favor and 634,812 shares withheld. The results for the re-election of Patrick J. Minock as director were 4,922,016 shares in favor and 284,840 shares withheld.

(c) The recommendation by the Board of Directors to adopt the 2004 stock incentive plan, as described in the Proxy Statement for the Annual Meeting, was approved with 3,657,586 shares in favor and 677,367 shares withheld.

(d) The recommendation by the Board of Directors to ratify the appointment of Parente Randolph, LLC as the Corporation's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 5,179,294 shares in favor, 19,500 shares against and 8,062 shares abstaining.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) No equity securities were sold by PFC during the period covered by this report that were not registered under the Securities Act of 1933.

(b)      Not Applicable

(c) During the quarter ended September 30, 2004, Parkvale purchased 2,650 shares at an average price per share of $26.55.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any "affiliated purchaser,"as defined in section
240. 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

                                                              Total Number of
                                                            Shares Purchased as       Maximum Number of
                              Total Number       Average      Part of Publicly         Shares that May Yet Be
                                of Shares      Price Paid     Announced Plans           Purchased Under the
Period                          Purchased      Per Share        or Programs             Plans or Programs (1)
------                        ------------     ----------   -------------------       -----------------------
July 1-31, 2004                   2,650          26.55              2,650                       215,750
August 1-31, 2004                     -              -                  -                       215,750
September 1-30, 2004                  -              -                  -                       215,750

(1) The repurchase program approved on June 19, 2003 is now scheduled to expire on June 30, 2005.

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

      (b) Reports on Form 8-K

            A Form 8-K was filed July 27, 2004 for an earnings release dated July 22, 2004.

            A Form 8-K was filed September 1, 2004 for a material event dated September 1, 2004.

            A Form 8-K was filed September 8, 2004 for a material event dated September 1, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Parkvale Financial Corporation

DATE: November 3, 2004                           By: /s/ Robert J. McCarthy, Jr.
                                                    ----------------------------
                                                 Robert J. McCarthy, Jr.
                                                 President and
                                                 Chief Executive Officer

DATE: November 3, 2004                           By: /s/ Timothy G. Rubritz
                                                    ----------------------------
                                                 Timothy G. Rubritz
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer