Form 10-Q
period 2004-12-31
PARKVALE FINANCIAL CORP
filed 2005-02-08
CIK 820907

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

The closing sales price of the Registrant's Common Stock on February 7, 2005 was $29.99 per share.

Number of shares of Common Stock outstanding as of February 7, 2005 was 5,590,235.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I. Financial Information                                            Page
                                                                         ----

Item 1.

Consolidated Statements of Financial Condition as of December 31, 2004
  and June 30, 2004                                                         3

Consolidated Statements of Operations for the three and six months
  ended December 31, 2004 and 2003                                          4

Consolidated Statements of Cash Flows for the six months ended
  December 31, 2004 and 2003                                              5-6

Consolidated Statements of Shareholders' Equity for the six months
  December 31, 2004                                                         6

Notes to Unaudited Interim Consolidated Financial Statements              7-9

Item 2.

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                 10-17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk                 17

Item 4.

Controls and Procedures                                                    17

Part II - Other Information                                                17

Signatures                                                                 18

Item 1.                   PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                  DECEMBER 31,         June 30,
                                     ASSETS                           2004               2004
                                                                  ------------        -----------
                                                                  (unaudited)          (audited)
Cash and noninterest earning deposits                             $    26,574         $    23,814
Federal funds sold                                                     59,000              14,000
                                                                  -----------         -----------
Cash and cash equivalents                                              85,574              37,814
Interest-earning deposits in other banks                               12,889              13,547
Investment securities available for sale (cost of
  $26,224 at December 31 and $20,304 at June 30)                       26,427              20,372
Investment securities held to maturity (fair value
  of $471,294 at December 31 and $475,759 at June 30)                 471,354             477,574
Loans, net of allowance of $15,611 at December 31
  and $13,808 at June 30                                            1,241,342           1,015,078
Foreclosed real estate, net                                             1,280               2,998
Office properties and equipment, net                                   13,725              10,049
Goodwill                                                               24,647               7,561
Intangible assets and deferred charges                                  8,754               3,573
Prepaid expenses and other assets                                      27,661              23,887
                                                                  -----------         -----------
      Total Assets                                                $ 1,913,653         $ 1,612,453
                                                                  ===========         ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Savings deposits                                                  $ 1,536,252         $ 1,281,971
Advances from Federal Home Loan Bank                                  202,340             171,093
Trust preferred securities                                             32,200              25,000
Other debt                                                             22,851              19,310
Escrow for taxes and insurance                                          5,586               6,030
Other liabilities                                                       6,453               4,363
                                                                  -----------         -----------
      Total Liabilities                                             1,805,682           1,507,767
                                                                  -----------         -----------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                    --                  --
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                  6,735               6,735
Additional Paid in Capital                                              3,567               3,616
Treasury Stock at cost (1,145,659 shares at December 31
   and 1,153,806 at June 30)                                          (22,545)            (22,687)
Accumulated Other Comprehensive Income                                    129                  43
Retained Earnings                                                     120,085             116,979
                                                                  -----------         -----------
      Total Shareholders' Equity                                      107,971             104,686
                                                                  -----------         -----------
      Total Liabilities and Shareholders' Equity                  $ 1,913,653         $ 1,612,453
                                                                  ===========         ===========


                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         DECEMBER 31,                     DECEMBER 31,
                                                     2004            2003             2004            2003
                                                   --------        --------         --------        --------
                                                          (Unaudited)                      (Unaudited)
Interest income:
     Loans                                         $ 12,941        $ 14,748         $ 25,975        $ 30,167
     Investments                                      4,264           3,005            8,491           5,553
     Federal funds sold                                 377             214              620             476
                                                   --------        --------         --------        --------
              Total interest income                  17,582          17,967           35,086          36,196
                                                   --------        --------         --------        --------

Interest expense:
     Savings deposits                                 7,064           7,776           14,225          16,635
     Borrowings                                       2,486           2,206            4,845           4,419
     Trust preferred securities                         363             315              702             610
                                                   --------        --------         --------        --------
     Total interest expense                           9,913          10,297           19,772          21,664
                                                   --------        --------         --------        --------

Net interest income                                   7,669           7,670           15,314          14,532
Provision (credit) for loan losses                       54            (102)             111             (55)
                                                   --------        --------         --------        --------
     Net interest income after
     provision (credit) for losses                    7,615           7,772           15,203          14,587
                                                   --------        --------         --------        --------

Noninterest Income:
     Service charges on deposit accounts              1,436           1,111            2,690           2,217
     Other fees and service charges                     169             253              490             555
     Gain on sale of assets                            --              --                 14             406
     Miscellaneous                                      269             354              583             739
                                                   --------        --------         --------        --------
              Total other income                      1,874           1,718            3,777           3,917
                                                   --------        --------         --------        --------

Noninterest Expenses:
     Compensation and employee benefits               3,053           3,094            6,279           6,139
     Office occupancy                                   980           1,054            1,989           2,111
     Marketing                                          102             102              185             189
     FDIC insurance                                      46              50               93             102
     Office supplies, telephone and postage             399             402              754             789
     Miscellaneous                                      956             898            1,920           1,819
                                                   --------        --------         --------        --------
              Total other expenses                    5,536           5,600           11,220          11,149
                                                   --------        --------         --------        --------

Income before income taxes                            3,953           3,890            7,760           7,355
Income tax expense                                    1,241           1,187            2,420           2,222
                                                   --------        --------         --------        --------

Net income                                         $  2,712        $  2,703         $  5,340        $  5,133
                                                   ========        ========         ========        ========

Net income per share:
     Basic                                         $   0.49        $   0.49         $   0.96        $   0.93
     Diluted                                       $   0.48        $   0.48         $   0.95        $   0.91


PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                               SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                            2004              2003
                                                                          ---------         ---------
                                                                                  (unaudited)
Cash flows from operating activities:
Interest received                                                         $  36,333         $  40,244
Loan fees received (premiums paid)                                             (194)           (1,943)
Other fees and commissions received                                           3,526             3,238
Interest paid                                                               (19,742)          (21,687)
Cash paid to suppliers and others                                           (10,278)          (10,712)
Income taxes paid                                                            (1,470)           (2,120)
                                                                          ---------         ---------
Net cash provided by operating activities                                     8,175             7,020

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale                 --                 561
Proceeds from maturities of investment securities                           159,570            46,657
Purchase of investment securities held to maturity                         (132,133)         (134,694)
Maturity (purchase) of deposits in other banks                                  659            11,000
Purchase of loans                                                           (61,997)         (171,870)
Proceeds from sales of loans                                                  1,643             2,240
Principal collected on loans                                                167,287           357,778
Loans made to customers, net of loans in process                            (79,105)          (74,250)
Payment for acquisition of Advance Financial, net of cash acquired          (12,780)             --
Other                                                                           768              (248)
                                                                          ---------         ---------

Net cash provided by investing activities                                    43,912            37,174

Cash flows from financing activities:
Net increase in checking and savings accounts                                13,094            17,732
Net (decrease) in certificates of deposit                                   (27,515)          (66,163)
Proceeds from FHLB advances                                                  10,000              --
Repayment of FHLB advances                                                      (97)               (7)
Net increase in other borrowings                                              3,541             2,484
Decrease in borrowers' advances for taxes and insurance                      (1,047)           (2,103)
Cash dividends paid                                                          (2,233)           (2,000)
Acquisition of treasury stock                                                   (70)             (472)
                                                                          ---------         ---------

Net cash used in financing activities                                        (4,327)          (50,529)
                                                                          ---------         ---------
Net increase (decrease) in cash and cash equivalents                         47,760            (6,335)

Cash and cash equivalents at beginning of period                             37,814           104,067
                                                                          ---------         ---------
Cash and cash equivalents at end of period                                $  85,574         $  97,732
                                                                          =========         =========

Reconciliation of net income to net cash provided by operating activities:

                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                    2004              2003
                                                                  ---------         ---------
Net income                                                        $   5,340         $   5,133
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                      821               926
     Accretion and amortization of loan fees and discounts              745             2,893
     Loan fees collected and deferred and (premiums paid)               285            (1,943)
     Provision (credit) for loan losses                                 111               (55)
     Gain on sale of assets                                             (14)             (406)
     (Increase) decrease in accrued interest receivable              (1,226)              793
     (Increase) in other assets                                      (1,041)             (607)
     Increase (decrease) in accrued interest payable                  3,123               (23)
     Increase in other liabilities                                       31               309
                                                                  ---------         ---------
     Total adjustments                                                2,835             1,887
                                                                  ---------         ---------
Net cash provided by operating activities                         $   8,175         $   7,020
                                                                  =========         =========

Acquisition of Advance Financial Bancorp:
     Cash and cash equivalents                                    $  23,190
     Investments                                                     27,881
     Loans                                                          252,770
     Net other assets and liabilities                                 6,186
     Deposits                                                      (268,703)
     FHLB Advances and trust preferred securities                   (28,544)
                                                                  ---------
     Cash paid to acquire AFB                                     $  12,780

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $88 for the six months ended December 31, 2004 and $172 for the six months ended December 31, 2003.


                         PARKVALE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
                    (Dollars in thousands, except share data)

                                                                             Accumulated
                                                Additional                      Other                       Total
                                     Common       Paid-in     Treasury      Comprehensive    Retained   Shareholders'
                                      Stock       Capital        Stock         Income         Earnings       Equity
                                   ----------------------------------------------------------------------------------
Balance, June 30, 2004                $6,735        $3,616    $(22,687)          $43         $116,979       $104,686
Net income, six months ended
  Dec.31, 2004                                                                 5,340            5,340
Accumulated other comprehensive
  income:
    Change in unrealized gain
      on securities, net of
      deferred tax expense $26                                                    86                              86
                                                                                                             -------
    Comprehensive income                                                                                       5,426
Treasury stock purchased                                           (70)                                          (70)
Dividends on common stock at
  $0.40 per share                                                                              (2,234)        (2,234)
Exercise of stock options                              (49)        212                                           163
                                      ------------------------------------------------------------------------------
Balance, December 31, 2004            $6,735        $3,567    $(22,545)            $129      $120,085       $107,971
                                      ==============================================================================

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations
The statements of operations for the three and six months ended December 31, 2004 and 2003 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results, which may be expected for fiscal 2005. The Annual Report on Form 10-K for the year ended June 30, 2004 contains additional information and should be read in conjunction with this report.

Stock Based Compensation
Pro forma information regarding net income and earnings per share as required by FAS 123 has been determined as if Parkvale Financial Corporation had accounted for its stock options using that method. The fair value for these options was estimated at the date of the grants using a Black-Scholes option pricing model.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. PFC's pro forma information is as follows:

                                                     For the six months ended December 31,
                                                              2004             2003
                                                              ----             ----
Net income before stock options                              $5,340           $5,133
Compensation expense from stock options, net of tax:
   Six months ended December 31                                  30              115
                                                             ------           ------
Pro forma net income                                         $5,310           $5,018
                                                             ======           ======

     Basic - proforma                                         $0.95            $0.91
     Basic - as reported                                      $0.96            $0.93
     Diluted - proforma                                       $0.94            $0.89
     Diluted - as reported                                    $0.95            $0.91

In December 2004, the Financial Accounting Standards Board (FASB) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addresses the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise (b) liabilities that are based on the fair value of the enterprise's equity instruments that may be settled by the issuance of such equity instruments. Under the FAS 123R, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award would generally be

(Dollar amounts in thousands, except share data)

measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement eliminates the alternative to use the intrinsic value method of accounting. This statement requires the use of fair value recognition principles. PFC is currently evaluating this proposed statement and its effects on its results of operations.

Loans

Loans are summarized as follows:

                                                                      DECEMBER 31,         June 30,
                                                                          2004               2004
                                                                      ------------        -----------
Mortgage loans:
     Residential:
       1-4 Family                                                     $   823,261         $   723,551
       Multifamily                                                         33,809              23,910
     Commercial                                                           120,496              82,186
     Other                                                                 17,956              12,987
                                                                      -----------         -----------
                                                                          995,522             842,634
Consumer loans                                                            198,306             143,476
Commercial business loans                                                  57,411              38,869
Loans on savings accounts                                                   3,484               2,790
                                                                      -----------         -----------
                                                                        1,254,723           1,027,769
Less: Loans in process                                                        161                 313
        Allowance for loan losses                                          15,611              13,808
        Unamortized discount (premiums) and deferred loan fees             (2,391)             (1,430)
                                                                      -----------         -----------
Loans, net                                                            $ 1,241,342         $ 1,015,078
                                                                      ===========         ===========

The following summarizes the activity in the allowance for loan losses for the six months ended December 31:

                                                                           2004                2003
                                                                         --------            --------
Beginning balance                                                        $ 13,808            $ 15,013
Allowance for loan losses from Advance acquisition                          1,897                --
Provision (credit) for losses - mortgage loans                                 41                (237)
Provision for losses - consumer loans                                          (8)                149
Provision for losses - commercial loans                                        78                  33
Loans recovered                                                                 5                 251
Loans charged off                                                            (210)               (601)
                                                                         --------            --------
Ending balance                                                           $ 15,611            $ 14,608
                                                                         ========            ========

Included in the $198,306 of consumer loans are $262 of unsecured credit card loans that are classified as available-for-sale. At December 31, 2004, the market value of these loans is approximately $262.

Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the six months ended December 31, 2004 and 2003, total comprehensive income amounted to $5,426 and $4,816, respectively.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31:

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   DECEMBER 31,                        DECEMBER 31,
                                                              2004              2003              2004              2003
                                                           ----------        ----------        ----------        ----------
Numerator for basic and diluted earnings per share:
     Net income (in 000's)                                 $    2,712        $    2,703        $    5,340        $    5,133
Denominator:
     Weighted average shares
         for basic earnings per share                       5,581,626         5,551,742         5,580,861         5,544,776
     Effect of dilutive employee stock options                 74,493            81,189            68,594            85,267
                                                           ----------        ----------        ----------        ----------
     Weighted average shares for
         dilutive earnings per share                        5,656,120         5,632,931         5,649,455         5,630,043
                                                           ==========        ==========        ==========        ==========
Net income per share:
          Basic                                            $     0.49        $     0.49        $     0.96        $     0.93
                                                           ==========        ==========        ==========        ==========
          Diluted                                          $     0.48        $     0.48        $     0.95        $     0.91
                                                           ==========        ==========        ==========        ==========

Acquisition (Dollar amounts in thousands)
On December 31, 2004, Parkvale completed the acquisition of 100% of the voting equity interest of Advance Financial Bancorp ("AFB" or "Advance"). The acquisition of loans and deposits complements Parkvale's existing portfolio and expanded the branch network into a new area just west of the existing footprint in southwestern Pennsylvania. Advance Financial Savings Bank operated seven branch office locations in Belmont and Jefferson Counties in Ohio and Brooke County, West Virginia, which are now operated as Parkvale Bank offices. The acquisition was accounted for as a purchase business combination and its operations will be included in the consolidated statement of operations effective January 1, 2005. All shareholders of Advance received $26 per share or an aggregate $35,970. Payments to former option holders and transaction costs increased the total consideration paid to $38,700. The fair value of assets acquired included $51,071 of investments and cash, $252,770 of loans with $268,703 of deposits assumed. Core deposit intangibles valued at $5,400 represent an estimated 5.0% of core deposit accounts and the premium's expected amortization period is 10 years. The resulting goodwill of $17,087 is not subject to periodic amortization. Goodwill and amortizing core deposit intangibles of $16,831 are not deductible for federal income tax purposes. The AFB amounts are estimated and are subject to revision prior to June 30, 2005 upon receipt of more refined data concerning market information concerning the acquired portfolios.

New Accounting Pronouncements
In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation's fiscal 2004 Form 10-K. In March 2004, the EITF issued a Consensus on EITF 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. On September 30, 2004, the FASB delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. PFC is in the process of determining the impact that this EITF may have on its financial statements.

Item 2.
                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation's consolidated financial condition and results of operations consist almost entirely of Parkvale Bank's financial condition and results of operations. Current performance does not guarantee, and may not be indicative of similar performance in the future. These are unaudited financial statements and, as such, are subject to year-end audit review.

In addition to historical information, this Form 10-Q may contain forward-looking statements. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When we use words such as believe, expect, anticipate, or similar expressions, we are making forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed in our forward-looking statements contained or incorporated by reference in this document. These factors include the following: operating, legal and regulatory risks; economic, political and competitive forces affecting our businesses; and the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America (US GAAP) and general practices within the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform with the previous year's financial statements to the current year's presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Accounting policies involving significant judgments and assumptions by management, which have or could have a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Corporation recognizes the following as critical accounting policies: Allowance for Loan Loss, Carrying Value of Investment Securities, Valuation of Foreclosed Real Estate and Carrying Value of Goodwill and Other Intangible Assets.

The Corporation's critical accounting policies and judgments disclosures are contained in the June 30, 2004 Parkvale Financial Corporation's Annual Report printed in September 2004. Management believes that there have been no material changes since June 30, 2004. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods except for the estimates used to value the December 31, 2004 acquisition of AFB.

(Dollar amounts in thousands, except per share data)

BALANCE SHEET DATA:

                                                                          DECEMBER 31,
                                                                      2004              2003
                                                                     ------            ------
Total assets                                                       $1,913,653        $1,597,195
Loans, net                                                          1,241,342         1,128,358
Interest-earning deposits and federal funds sold                       71,889            78,576
Total investments                                                     497,781           316,839
Savings deposits                                                    1,536,252         1,283,328
FHLB advances                                                         202,340           161,100
Shareholders' equity                                                  107,971           102,134
Book value per share                                                   $19.32            $18.32


Statistical Profile:

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         DECEMBER 31, (1)               DECEMBER 31, (1)
                                                       2004           2003            2004            2003
                                                      ------         ------          ------          ------
Average yield earned on all
   interest-earning assets                             4.55%          4.68%            4.53%           4.69%
Average rate paid on all
   interest-bearing liabilities                        2.66%          2.76%            2.65%           2.88%
Average interest rate spread                           1.89%          1.92%            1.88%           1.81%
Net yield on average
   interest-earning assets                             1.98%          2.00%            1.98%           1.88%
Other expenses to average assets                       1.38%          1.40%            1.39%           1.38%
Taxes to pre-tax income                               31.39%         30.51%           31.19%          30.21%
Return on average assets                               0.67%          0.67%            0.66%           0.64%
Return on average equity                              10.09%         10.64%           10.00%          10.18%
Average equity to average total assets                 6.68%          6.34%            6.63%           6.25%
Dividends per share                                   $0.20          $0.18            $0.40           $0.36

                                                                          AT DECEMBER 31,
                                                                       2004              2003
                                                                      ------            -----
One year gap to total assets                                            0.44%            5.83%
Intangibles to total equity                                            30.94%           11.12%
Capital to assets ratio                                                 5.64%            6.39%
Ratio of nonperforming assets to total assets                           0.38%            0.48%
Number of full-service offices                                            46               39

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:
Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following:

     (Dollar amounts in 000's)                   DECEMBER 31, 2004     June 30, 2004
                                                 -----------------     -------------
Delinquent single-family mortgage loans               $3,394               $2,610
Delinquent other loans                                 2,241                2,205
                                                      ------               ------
Total of nonperforming loans                          $5,635               $4,815
Total of impaired loans                                  272                  140
Real estate owned, net                                 1,280                2,998
                                                      ------               ------
Total                                                 $7,187               $7,953
                                                      ======               ======

Nonperforming and impaired loans and real estate owned represent 0.38% and 0.49% of total assets at the respective balance sheet dates. Included in the above nonperforming chart are $1.3 million of nonperforming and impaired loans and $133,000 of real estate owned from the Advance acquisition completed on December 31, 2004.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $166,000 at December 31, 2004 and $152,000 at June 30, 2004. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $272,000 of loans classified as impaired at December 31, 2004 and $140,000 at June 30, 2004. The average recorded investment in impaired loans is $35,000 at December 31, 2004. The amount of interest income that was not been recognized was $18,000 for the December 31, 2004 quarter. Impaired assets include $1.3 million of foreclosed real estate as of December 31, 2004. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate primarily consists of 1-4 family single-family dwellings with $335,000 of vacant land at December 31, 2004.

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses was $15.6 million at December 31, 2004, $13.8 million at June 30, 2004 and $14.6 million at December 31, 2003 or 1.24%, 1.34% and 1.28% of gross loans at December 31, 2004, June 30, 2004 and December 31, 2003. The increase in the allowance at December 31, 2004 includes $1.9 million related to the AFB acquisition. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

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

LIQUIDITY AND CAPITAL RESOURCES:
Federal funds sold increased $45 million or 321.4% from June 30, 2004 to December 31, 2004. Investment securities held to maturity decreased $6.2 million or 1.3% and loans increased $226.3 million or 22.3% from June 30, 2004 to December 31, 2004. Deposits increased $254.3 million or 19.8% from June 30, 2004 to December 31, 2004. Escrow for taxes and insurance decreased by $444,000 or 7.4% as a result of the remittance of property taxes to the various taxing districts during the last half of the calendar year. Parkvale Bank's FHLB advance available maximum borrowing capacity is $753.2 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $108.0 million or 5.6% of total assets at December 31, 2004. A stock repurchase program, extended in June 2004, permits the purchase of 3.9% of outstanding stock or 218,400 shares during fiscal 2005 at prevailing prices in open-market transactions. Through December 31, 2004, 2,650 shares were purchased at an average price of $26.55 per share, representing 1.2% of the currently authorized program. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2004, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.68% and 10.99%, respectively.

The regulatory capital ratios for Parkvale Bank at December 31, 2004 are calculated as follows:

                                                     Tier I               Tier I              Tier II
                                                      Core              Risk-Based           Risk-Based
                                                     Capital              Capital              Capital
                                                   -----------          -----------          -----------
Equity Capital (1)                                 $   138,882          $   138,882          $   138,882
Less non-allowable intangible assets                   (33,402)             (33,402)             (33,402)
Less unrealized securities gains                          (118)                (118)                (118)
Plus permitted valuation allowances (2)                   --                   --                 13,555
Plus allowable unrealized holding gains (3)               --                   --                     84
                                                   -----------          -----------          -----------
   Total regulatory capital                            105,362              105,362              119,001
Minimum required capital                                63,056               43,240               86,632
                                                   -----------          -----------          -----------
   Excess regulatory capital                       $    42,306          $    62,046          $    32,369

   Adjusted total assets                           $ 1,576,394          $ 1,082,906          $ 1,082,906

Regulatory capital as a percentage                        6.68%                9.73%               10.99%
Minimum capital required as a percentage                  4.00%                4.00%                8.00%
                                                   -----------          -----------          -----------
Excess regulatory capital as a percentage                 2.68%                5.73%                2.99%
                                                   ===========          ===========          ===========
Well capitalized requirement                              5.00%                6.00%               10.00%
                                                   ===========          ===========          ===========

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended December 31, 2004.

(2)  Limited to 1.25% of risk adjusted total assets.

(3)  Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have (if implemented), or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.


RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED
DECEMBER 31, 2004 AND 2003
For the three months ended December 31, 2004, Parkvale reported net income of $2.712 million or $0.48 per diluted share, compared to net income of $2.703 million or $0.48 per diluted share for the quarter ended December 31, 2003. The $9,000 increase in net income for the December 2004 quarter is attributable to an increase in other income of $156,000 and a reduction in noninterest expense of $64,000. In addition, the current quarter reflects a provision for loan losses of $54,000 versus a net recovery of $102,000 in the 2003 quarter. Return on average equity was 10.09% for the December 2004 quarter, compared to 10.64% for the December 2003 quarter.

INTEREST INCOME:
Parkvale had interest income of $17.6 million during the three months ended December 31, 2004 versus $18.0 million during the comparable period in 2003. The $385,000 decrease is the result of a 13 basis point decrease in the average yield from 4.68% in 2003 to 4.55% in 2004 offset with a $11.6 million or 0.8% increase in the average balance of interest-earning assets. Interest income from loans decreased $1.8 million or 12.3% resulting from a decrease in the average outstanding loan balances of $150.2 million or 13.0% offset with a 4 basis point increase in the average yield from 5.09% in 2003 to 5.13% in 2004. Investment interest income increased by $1.3 million or 41.9% due to an increase of $171.7 million or 59.1% in the average balance and offset by a 45 basis point decrease in the average yield from 4.14% in 2003 to 3.69% in 2004. Interest income earned on federal funds sold increased $163,000 or 76.2% from the 2003 quarter due to a 100 basis point increase in the average yield from 1.01% in 2003 to 2.01% in 2004. This decrease was offset by a decrease in the average balance of $9.9 million or 11.6%. The weighted average yield on all interest earning assets was 4.52% at December 31, 2004 and 4.64% at December 31, 2003.

INTEREST EXPENSE:
Interest expense decreased $384,000 or 3.7% from the 2003 to the 2004 quarter. The decrease was due to a 10 basis point decrease in the average rate paid on deposits and borrowings from 2.76% in 2003 to 2.66% in 2004 and by a decrease in the average deposits and borrowings of $778,000. At December 31, 2004, the average rate payable on liabilities was 2.20% for deposits, 4.76% for borrowings, 6.15% for trust preferred securities and 2.61% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. Parkvale's provision for loan losses increased by $156,000 from the 2003 to the 2004 quarter. The credit provision for loan loss in the December 2003 quarter includes the recovery of a previously charged off loan of $235,000. A commercial real estate loan partially charged off in fiscal 2003 was paid in full during December 2003. Aggregate valuation allowances were 1.24% and 1.34% of gross loans at December 31, 2004 and June 30, 2004, respectively.

Nonperforming loans and real estate owned were $7.2 million, $8.0 million and $7.7 million at December 31, 2004, June 30, 2004 and December 31, 2003, representing 0.38%, 0.49% and 0.48% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 2004 were $15.6 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses incurred.

OTHER INCOME:
Total other income increased by $156,000 or 9.1% in 2004 due to a $325,000 increase of fee income derived from deposit accounts partially offset by decreases in income earned on Bank Owned Life Insurance, fee income derived from loans, and from investment service fee income on nondeposit investment products offered directly to customers through an operating division, Parkvale Financial Services.

OTHER EXPENSE:
Total other expense decreased by $64,000 or 1.1% for the three months ended December 31, 2004. This decrease is due principally to decreases in compensation and office occupancy of $41,000 and $74,000, or 1.3% and 7.0%, respectively and offset by an increase in miscellaneous expense of $58,000, or 6.46% primarily due to an increase of data processing expense related to enhancements to products and services. Office occupancy has decreased due to the sale of under utilized buildings. Annualized noninterest expense as a percentage of average assets was 1.38% for the quarter ended December 31, 2004 as compared to 1.40% for the quarter ended December 31, 2003.


RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED
DECEMBER 31, 2004 AND 2003
For the six month period ended December 31, 2004, net income was $5.3 million or $0.95 per diluted share compared to net income of $5.1 million or $0.91 per diluted share for the six month period ended December 31, 2003. The $207,000 increase in net income for the December 2004 six months reflects a $782,000 increase in net interest income partially offset by a $140,000 decrease in non-interest income and a $71,000 increase in non-interest expense. Net interest income for the six months ended December 31, 2004 increased to $15.3 million from $14.5 million for the six months ended December 31, 2003. Return on average equity was 10.00% for the six months ended December 2004, compared to 10.18% for the six months ended December 2003.

INTEREST INCOME:
Parkvale had interest income of $35.1 million during the six months ended December 31, 2004 versus $36.2 million during the comparable period in 2003. The decrease of $1.1 million is attributable a 16 basis point decrease in the average yield from 4.69% in 2003 to 4.53% in 2004, offset by an increase in the average interest-earning asset portfolio of $2.9 million or 0.2%. Interest income from loans decreased $4.2 million or 13.9% due to a decrease in the average loan balance of $178.7 million or 15.0% offset by a 7 basis point increase in the average yield from 5.07% in 2003 to 5.14% in 2004. Income from investments increased by $2.9 million or 52.9% from 2003 due to an increase in the average investment balance of $204.0 million or 78.4%, offset by a 61 basis point decrease in the average yield from 4.27% in 2003 to 3.66% in 2004. Interest income earned on federal funds sold increased $144,000 or 30.3% from the prior six months ended December 2003. This was due to a 73 basis point increase in the average yield from 1.02% in 2003 to 1.75% in 2004 and offset by a decrease of the average federal fund balance of $22.4 million or 24.1%.

INTEREST EXPENSE:
Interest expense decreased by $1.9 million or 8.7% from the 2003 six month period to the 2004 six month period. The decrease was due to a 23 basis point decrease in the average rate paid from 2.88% in 2003 to 2.65% in 2004, coupled with a decrease in the average deposits and borrowings of $11.8 million.

PROVISION FOR LOAN LOSSES:
Provision for loan losses increased by $166,000 or 301.7% from the six month period ended December 31, 2003 to December 31, 2004. The provision for loan loss in the 2003 period includes the recovery of a previous charge off of $235,000 in December 2003. Aggregate valuation allowances were 1.24% of gross loans at December 31, 2004, 1.34% of gross loans at June 30, 2004 and 1.28% of gross loans at December 31, 2003. Total loan loss reserves at December 31, 2004 were $15.6 million.

OTHER INCOME:
Other income decreased by $140,000 or 3.6% for the six months ended December 31, 2004 from the six months ended December 31, 2003 due primarily to a decrease of $392,000 or 96.6 % from gain on sale of assets. Gain on sale of assets during the six months ended December 31, 2004 was $14,000 versus $406,000 during the comparable period in 2003. Other income, absent this prior period gain, increased $252,000 or 7.2 due to a $473,000 increase on service fees on all types of deposit products and offset by a $65,000 decrease in fee income derived from loans and from investment service fee income on nondeposit investment products offered directly to customers through an operating division, Parkvale Financial Services and a lower return on bank owned life insurance.

OTHER EXPENSE:
Other expenses increased by $71,000 for the six month period ended December 31, 2004 from the comparable period in 2003. This increase is due principally to increases in compensation of $140,000, or 2.3% and offset by a decrease in office occupancy expense of $122,000 or 5.8%. Compensation has increased over the prior year due mainly to merit increases. Office occupancy has decreased as compared to the prior period due to the sale of under utilized buildings. Annualized noninterest expenses as a percentage of average assets were 1.39% for the six months ended December 31, 2004 as compared to 1.38% for the six months ended December 31, 2003.

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

FORWARD LOOKING STATEMENTS:
The statements in this Form 10-Q that are not historical fact are forward looking statements. Forward looking information should not be construed as guarantees of future performance. Actual results may differ from expectations contained in such forward looking information as a result of factors including but not limited to the interest rate environment, economic policy or conditions, federal and state banking and tax regulations and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward looking information and could cause actual results to differ materially from management's expectations regarding future performance.

Item 3. Qualitative and Quantitative Disclosures About Market Risk Quantitative and qualitative disclosures about market risk are presented at June 30, 2004 in item 7a of Parkvale Financial Corporation's Form 10-K, filed with the SEC on September 13, 2004. Management believes that there have been no material changes in Parkvale's market risk since June 30, 2004.

Item 4. Controls and Procedures
        Disclosure controls and procedures are monitored and supervised by the Registrant's management, including the CEO and CFO, to the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                              None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    None

Item 3. Defaults Upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information

(a) Any information required to be disclosed in a Form 8-K during the period covered by this report was disclosed as required.

(b) There were no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the quarter ended December 31, 2004.


Item 6.  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 31.1)

     31.2 Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 31.2)

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002. (as furnished as
               Exhibit 32.1)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Parkvale Financial Corporation


DATE: February 8, 2005                        By: /s/ Robert J. McCarthy, Jr.
      ----------------                           ----------------------------
                                                 Robert J. McCarthy, Jr.
                                                 President and
                                                 Chief Executive Officer


DATE: February 8, 2005                        By: /s/ Timothy G. Rubritz
      ----------------                           -----------------------------
                                                 Timothy G. Rubritz
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer