Form 10-Q
period 2005-03-31
PARKVALE FINANCIAL CORP
filed 2005-05-06
CIK 820907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The closing sales price of the Registrant's Common Stock on May 4, 2005 was $28.05 per share.

Number of shares of Common Stock outstanding as of May 4, 2005 was 5,619,983.

PARKVALE FINANCIAL CORPORATION

INDEX

                                                                              Page
                                                                              ----
Part I. Financial Information

Item 1.

Consolidated Statements of Financial Condition as of March 31, 2005
  and June 30, 2004                                                              3

Consolidated Statements of Operations for the three and nine months ended
  March 31, 2005 and 2004                                                        4

Consolidated Statements of Cash Flows for the nine months ended
  March 31, 2005 and 2004                                                      5-6

Consolidated Statements of Shareholders' Equity for the nine months ended
  March 31, 2005                                                                 6

Notes to Unaudited Interim Consolidated Financial Statements                   7-9

Item 2.

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                      10-16

Item 3.

Quantitative and Qualitative Disclosures about Market Risk                      17

Item 4.

Controls and Procedures                                                         17

Part II - Other Information                                                     17

Signatures                                                                      18

Item 1.                 PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                               MARCH 31,      June 30,
                                                                 2005           2004
                                                             ------------   ------------
                                                             (unaudited)     (audited)
                       ASSETS

Cash and noninterest earning deposits                        $     26,430   $     23,814
Federal funds sold                                                 80,000         14,000
                                                             ------------   ------------
Cash and cash equivalents                                         106,430         37,814
Interest-earning deposits in other banks                              214         13,547
Investment securities available for sale (cost of
  $20,277 at March 31 and $20,304 at June 30)                      20,572         20,372
Investment securities held to maturity (fair value
  of $481,987 at March 31 and $475,759 at June 30)                485,156        477,574
Loans, net of allowance of $15,517 at March 31
  and $13,808 at June 30                                        1,205,102      1,015,078
Foreclosed real estate, net                                         1,645          2,998
Office properties and equipment, net                               13,411         10,049
Goodwill                                                           24,457          7,561
Intangible assets                                                   7,726          3,573
Prepaid expenses and other assets                                  26,834         23,887
                                                             ------------   ------------
      Total Assets                                           $  1,891,547   $  1,612,453
                                                             ============   ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Savings deposits                                             $  1,512,416   $  1,281,971
Advances from Federal Home Loan Bank                              202,241        171,093
Trust preferred securities                                         32,200         25,000
Other debt                                                         22,236         19,310
Escrow for taxes and insurance                                      5,787          6,030
Other liabilities                                                   5,812          4,363
                                                             ------------   ------------
      Total Liabilities                                         1,780,692      1,507,767
                                                             ------------   ------------

SHAREHOLDERS' EQUITY
Preferred Stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                   -              -
Common Stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                              6,735          6,735
Additional Paid in Capital                                          3,558          3,616
Treasury Stock at cost (1,114,911 shares at March 31
  and 1,153,806 at June 30)                                       (21,702)       (22,687)
Accumulated Other Comprehensive Income                                188             43
Retained Earnings                                                 122,076        116,979
                                                             ------------   ------------
      Total Shareholders' Equity                                  110,855        104,686
                                                             ------------   ------------
      Total Liabilities and Shareholders' Equity             $  1,891,547   $  1,612,453
                                                             ============   ============

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      MARCH 31,                  MARCH 31,
                                                 2005         2004         2005         2004
                                              ----------   ----------   ----------   ----------
                                                    (Unaudited)               (Unaudited)
Interest income:
     Loans                                    $   16,163   $   13,934   $   42,138   $   44,101
     Investments                                   4,426        3,250       12,917        8,803
     Federal funds sold                              450          304        1,070          780
                                              ----------   ----------   ----------   ----------
              Total interest income               21,039       17,488       56,125       53,684
                                              ----------   ----------   ----------   ----------

Interest expense:
     Savings deposits                              8,206        7,471       22,431       24,106
     Borrowings                                    2,608        2,204        7,453        6,623
     Trust preferred securities                      512          309        1,214          919
                                              ----------   ----------   ----------   ----------
              Total interest expense              11,326        9,984       31,098       31,648
                                              ----------   ----------   ----------   ----------

Net interest income                                9,713        7,504       25,027       22,036
Provision (credit) for loan losses                    32           23          143          (32)
                                              ----------   ----------   ----------   ----------
     Net interest income after
          provision (credit) for losses            9,681        7,481       24,884       22,068
                                              ----------   ----------   ----------   ----------

Noninterest Income:
     Service charges on deposit accounts           1,456        1,049        4,146        3,266
     Other fees and service charges                  370          265          860          820
     Gain on sale of assets                           13          203           27          609
     Miscellaneous                                   313          359          896        1,098
                                              ----------   ----------   ----------   ----------
              Total other income                   2,152        1,876        5,929        5,793
                                              ----------   ----------   ----------   ----------

Noninterest Expenses:
     Compensation and employee benefits            3,812        3,065       10,091        9,204
     Office occupancy                              1,329        1,075        3,318        3,186
     Marketing                                        71           75          256          264
     FDIC insurance                                   47           49          140          151
     Office supplies, telephone and postage          538          399        1,292        1,188
     Miscellaneous                                 1,464          890        3,384        2,709
                                              ----------   ----------   ----------   ----------
              Total other expenses                 7,261        5,553       18,481       16,702
                                              ----------   ----------   ----------   ----------

Income before income taxes                         4,572        3,804       12,332       11,159
Income tax expense                                 1,456        1,148        3,876        3,370
                                              ----------   ----------   ----------   ----------

Net income                                    $    3,116   $    2,656   $    8,456   $    7,789
                                              ==========   ==========   ==========   ==========

Net income per share:
     Basic                                    $     0.55   $     0.47   $     1.51   $     1.40
     Diluted                                  $     0.54   $     0.47   $     1.49   $     1.38

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                          NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                         2005         2004
                                                                      ----------   ----------
                                                                            (unaudited)
Cash flows from operating activities:
Interest received                                                     $   60,528   $   59,607
Loan fees received (premiums paid)                                          (361)      (2,527)
Other fees and commissions received                                        5,661        4,774
Interest paid                                                            (30,996)     (31,651)
Cash paid to suppliers and others                                        (19,826)     (16,205)
Income taxes paid                                                         (1,470)      (2,130)
                                                                      ----------   ----------

Net cash provided by operating activities                                 13,536       11,868

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale            12,242        1,075
Proceeds from maturities of investment securities                        167,079      166,939
Purchase of investment securities held to maturity                      (160,170)    (258,477)
Maturity of deposits in other banks                                       13,334        2,671
Purchase of loans                                                        (80,446)    (171,870)
Proceeds from sales of loans                                               1,867        2,485
Principal collected on loans                                             255,244      479,477
Loans made to customers, net of loans in process                        (113,025)    (124,262)
Payment for acquisition of Advance Financial, net of cash acquired       (12,780)           -
Other                                                                        693         (255)
                                                                      ----------   ----------

Net cash provided by investing activities                                 84,038       97,783

Cash flows from financing activities:
Net increase in checking and savings accounts                                148       26,291
Net (decrease) in certificates of deposit                                (38,448)     (73,931)
Proceeds from FHLB advances                                               10,000       10,000
Repayment of FHLB advances                                                  (101)         (11)
Net increase in other borrowings                                           2,926          547
Decrease in borrowers' advances for taxes and insurance                     (846)      (2,721)
Cash dividends paid                                                       (3,351)      (3,123)
Allocation of treasury stock to retirement plans                             784          731
Acquisition of treasury stock                                                (70)        (472)
                                                                      ----------   ----------

Net cash used in financing activities                                    (28,958)     (42,689)
                                                                      ----------   ----------
Net increase in cash and cash equivalents                                 68,616       66,962

Cash and cash equivalents at beginning of period                          37,814      104,067
                                                                      ----------   ----------
Cash and cash equivalents at end of period                            $  106,430   $  171,029
                                                                      ==========   ==========

                                                                             NINE MONTHS ENDED MARCH 31,
                                                                                 2005           2004
                                                                             ------------   ------------
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                   $      8,456   $      7,789
Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                                  1,462          1,376
     Accretion and amortization of loan fees and discounts                          1,557          3,850
     Loan fees collected and deferred (premiums paid)                                  56         (2,527)
     Provision (credit) for loan losses                                               143            (32)
     Gain on sale of assets                                                           (27)          (609)
     Decrease in accrued interest receivable                                        2,495          1,590
     (Increase) in other assets                                                    (2,781)          (891)
     Increase (decrease) in accrued interest payable                                  129             (2)
     Increase in other liabilities                                                  2,046          1,324
                                                                             ------------   ------------
     Total adjustments                                                              5,080          4,079
                                                                             ------------   ------------
Net cash provided by operating activities                                    $     13,536   $     11,868
                                                                             ============   ============
Acquisition of Advance Financial Bancorp:

     Cash and cash equivalents                                               $     23,190
     Investments                                                                   27,881
     Loans                                                                        252,770
     Net other assets and liabilities                                               6,186
     Deposits                                                                    (268,703)
     FHLB Advances and trust preferred securities                                 (28,544)
                                                                             ------------
     Cash paid to acquire AFB                                                $     12,780

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $553,000 for the nine months ended March 31, 2005 and $677,000 for the nine months ended March 31, 2004.

                         PARKVALE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
                    (Dollars in thousands, except share data)

                                                                                   Accumulated
                                                           Additional                Other                    Total
                                                  Common    Paid-in    Treasury   Comprehensive  Retained  Shareholders'
                                                   Stock    Capital      Stock       Income      Earnings     Equity
                                                  -------  ----------  ---------  -------------  --------  -------------
Balance, June 30, 2004                            $ 6,735  $    3,616 ($  22,687) $          43  $116,979  $   104,686
Net income, nine months ended March 31, 2005                                                        8,456        8,456
Accumulated other comprehensive income:
  Change in unrealized gain on securities,
  net of deferred tax expense $60                                                           154
  Reclassification adjustment, net of taxes $(4)                                             (9)
                                                                                                                   145
                                                                                                           -----------
    Comprehensive income                                                                                         8,601
Treasury stock purchased                                                     (70)                                  (70)
Dividends on common stock at $0.60 per share                                                       (3,359)      (3,359)
Treasury stock contributed to benefit plans                                  806                                   806
Exercise of stock options                                         (58)       249                                   191
                                                  -------  ----------  ---------  -------------  --------  -----------
Balance, March 31, 2005                           $ 6,735  $    3,558 ($  21,702) $         188  $122,076  $   110,855
                                                  =======  ==========  =========  =============  ========  ===========

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations

The statements of operations for the three and nine months ended March 31, 2005 and 2004 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results which may be expected for fiscal 2005. The Annual Report on Form 10-K for the year ended June 30, 2004 contains additional information and should be read in conjunction with this report.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. PFC's pro forma information is as follows:

                                                        For the nine months ended March 31,
                                                              2005              2004
                                                          ------------      ------------
Net income before stock options                           $      8,456      $      7,789
Compensation expense from stock options, net of tax:
  Nine months ended March 31                                        30               122
                                                          ------------      ------------
Pro forma net income                                      $      8,426      $      7,667
                                                          ============      ============

   Basic - proforma                                       $       1.51      $       1.38
   Basic - as reported                                    $       1.51      $       1.40
   Diluted - proforma                                     $       1.49      $       1.36
   Diluted - as reported                                  $       1.49      $       1.38

In December 2004, the Financial Accounting Standards Board (FASB) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addresses the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise's equity instruments that may be settled by the issuance of such equity instruments. Under FAS 123R, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award would generally be measured at fair

(Dollar amounts in thousands, except share data)

value at the grant date. Current accounting guidance permits the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The revised statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement eliminates the alternative to use the intrinsic value method of accounting. This statement requires the use of fair value recognition principles. PFC is currently evaluating this revised statement and its effects on its results of operations. This statement will affect Parkvale on July 1, 2005.

Loans
Loans are summarized as follows:

                                                                      MARCH 31,            June 30,
                                                                        2005                 2004
                                                                    ------------         ------------
Mortgage loans:
  Residential:
   1-4 Family                                                       $    810,826         $    723,551
   Multifamily                                                            30,674               23,910
  Commercial                                                             109,477               82,186
  Other                                                                   19,567               12,987
                                                                    ------------         ------------
                                                                         970,544              842,634
Consumer loans                                                           191,255              143,476
Commercial business loans                                                 50,767               38,869
Loans on savings accounts                                                  5,599                2,790
                                                                    ------------         ------------
                                                                       1,218,165            1,027,769
Less: Loans in process                                                       131                  313
      Allowance for loan losses                                           15,517               13,808
      Unamortized discount (premiums) and deferred loan fees              (2,585)              (1,430)
                                                                    ------------         ------------
Loans, net                                                          $  1,205,102         $  1,015,078
                                                                    ============         ============

The following summarizes the activity in the allowance for loan losses for the nine months ended March 31:

                                                             2005               2004
                                                          ----------         ----------
Beginning balance                                         $   13,808         $   15,013
Allowance for loan losses from Advance acquisition             1,897                  -
Provision (credit) for losses - mortgage loans                    72               (225)
Provision (credit) for losses - consumer loans                    (5)               160
Provision for losses - commercial loans                           76                 33
Loans recovered                                                   22                268
Loans charged off                                               (353)              (672)
                                                          ----------         ----------
Ending balance                                            $   15,517         $   14,577
                                                          ==========         ==========

Included in the $191,255 of consumer loans are $254 of unsecured credit card loans that are classified as available-for-sale. At March 31, 2005, the market value of these loans is approximately $254.

Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the nine months ended March 31, 2005 and 2004, total comprehensive income amounted to $8,601 and $7,389, respectively.

Earnings Per Share ("EPS")

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             MARCH 31,                           MARCH 31,
                                                      2005              2004              2005              2004
                                                   ----------        ----------        ----------        ----------
Numerator for basic and diluted EPS:
  Net income (in 000's)                            $    3,116        $    2,656        $    8,456        $    7,789
Denominator:
  Weighted average shares for basic EPS             5,607,489         5,594,881         5,589,737         5,561,478
  Effect of dilutive employee stock options            85,048            75,197            74,079            81,910
                                                   ----------        ----------        ----------        ----------
  Weighted average shares for dilutive EPS          5,692,537         5,670,078         5,663,816         5,643,388
                                                   ==========        ==========        ==========        ==========
Net income per share:
    Basic                                          $     0.55        $     0.47        $     1.51        $     1.40
                                                   ==========        ==========        ==========        ==========
    Diluted                                        $     0.54        $     0.47        $     1.49        $     1.38
                                                   ==========        ==========        ==========        ==========

Acquisition (Dollar amounts in thousands)

On December 31, 2004, Parkvale completed the acquisition of 100% of the voting equity interests of Advance Financial Bancorp ("AFB" or "Advance"). The acquisition of loans and deposits complements Parkvale's existing portfolio and expanded the branch network into a new area just west of the existing footprint in southwestern Pennsylvania. Advance Financial Savings Bank operated seven branch office locations in Belmont and Jefferson Counties in Ohio and Brooke County, West Virginia, which are now operated as Parkvale Bank offices. The acquisition was accounted for as a purchase business combination, and Advance's operations were included in the consolidated statement of operations effective January 1, 2005. All shareholders of Advance received $26 per share or an aggregate $35,970. Payments to former option holders and transaction costs increased the total consideration paid to $38,700. The fair value of assets acquired included $51,071 of investments and cash, $252,770 of loans with $268,703 of deposits assumed. Core deposit intangibles valued at $4,611 represent 4.7% of core deposit accounts and the premium's expected amortization period is 8.94 years. The resulting goodwill of $16,895 is not subject to periodic amortization. Goodwill and amortizing core deposit intangibles of $16,831 are not deductible for federal income tax purposes. The AFB values were estimated at December 31, 2004 and are revised at March 31, 2005 to reflect better information concerning the acquired portfolios. The valuation of the acquired loan portfolio is thought to be complete but remains subject to revision until June 30, 2005.

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

Item 2.

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation's consolidated financial condition and results of operations consist almost entirely of Parkvale Bank's financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. These are unaudited financial statements and, as such, are subject to year-end audit review.

FORWARD-LOOKING STATEMENTS:

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

The statements in this Form 10-Q that are not historical fact are forward-looking statements. Forward-looking information should not be construed as guarantees of future performance. Actual results may differ from expectations contained in such forward-looking information as a result of factors including but not limited to the interest rate environment, economic policy or conditions, federal and state banking and tax regulations and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward-looking information and could cause actual results to differ materially from management's expectations regarding future performance.

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

(Dollar amounts in thousands, except per share data)

BALANCE SHEET DATA:

                                                                     MARCH 31,
                                                             2005                2004
                                                          ----------          ----------
Total assets                                              $1,891,547          $1,608,618
Loans, net                                                 1,205,102           1,055,905
Interest-earning deposits and federal funds sold             106,430             171,029
Total investments                                            505,728             319,494
Deposits                                                   1,512,416           1,284,120
FHLB advances                                                202,241             171,096
Shareholders' equity                                         110,855             104,408
Book value per share                                      $    19.73          $    18.60

Statistical Profile:

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  MARCH 31, (1)                 MARCH 31, (1)
                                               2005           2004           2005           2004
                                              ------         ------         ------         ------
Average yield earned on all
  interest-earning assets                       4.67%          4.51%          4.59%          4.63%
Average rate paid on all
  interest-bearing liabilities                  2.55%          2.69%          2.61%          2.82%
Average interest rate spread                    2.12%          1.82%          1.98%          1.81%
Net yield on average
  interest-earning assets                       2.16%          1.94%          2.05%          1.90%
Other expenses to average assets                1.53%          1.39%          1.44%          1.38%
Return on average assets                        0.66%          0.66%          0.66%          0.65%
Return on average equity                       11.31%         10.21%         10.45%         10.19%
Average equity to average total assets          5.80%          6.49%          6.32%          6.33%
Dividends per share                           $ 0.20         $ 0.20         $ 0.60         $ 0.56

                                                         AT MARCH 31,
                                                      2005          2004
                                                     -----         -----
One year gap to total assets                          1.05%         9.07%
Intangibles to total equity                          29.03%        10.77%
Capital to assets ratio                               5.86%         6.49%
Ratio of nonperforming assets to total assets         0.43%         0.45%
Number of full-service offices                          46            39

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:

Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following:

     (Dollar amounts in 000's)                MARCH 31, 2005    June 30, 2004
                                              --------------    -------------
Delinquent single-family mortgage loans          $  3,258          $  2,610
Delinquent other loans                              2,865             2,205
                                                 --------          --------
Total nonperforming loans                           6,123             4,815
Total impaired loans                                  334               140
Real estate owned, net                              1,645             2,998
                                                 --------          --------
Total                                            $  8,102          $  7,953
                                                 ========          ========

Nonperforming and impaired loans and real estate owned represent 0.43% and 0.49% of total assets at the respective balance sheet dates. Included in the above nonperforming chart at March 31, 2005 are $4.2 million of nonperforming and impaired loans and $196,000 of real estate owned and repossessed assets from the Advance acquisition completed on December 31, 2004. The valuation of the loans acquired from Advance is thought to be complete but is subject to revision based upon additional review of individual loan files of the acquired portfolio.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $215,000 at March 31, 2005 and $152,000 at June 30, 2004. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are more than 90 days contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $334,000 of loans classified as impaired at March 31, 2005 and $140,000 at June 30, 2004. The average recorded investment in impaired loans is $216,000 at March 31, 2005. The amount of interest income that was not recognized was $61,000 for the March 31, 2005 quarter. Impaired assets include $1.6 million of foreclosed real estate as of March 31, 2005. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate primarily consists of 1-4 family single-family dwellings with $372,000 of vacant land at March 31, 2005.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses was $15.5 million at March 31, 2005, $13.8 million at June 30, 2004 and $14.6 million at March 31, 2004 or 1.27%, 1.34% and 1.37%
of gross loans at March 31, 2005, June 30, 2004 and March 31, 2004. The net dollar increase in the allowance at March 31, 2005 includes $1.9 million related to the AFB acquisition. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. Management believes the allowance for loan losses is adequate to absorb loan losses.

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold increased $66 million or 471.4% from June 30, 2004 to March 31, 2005. Investment securities held to maturity increased $7.6 million or 1.6% and loans increased $190.0 million or 18.7% from June 30, 2004 to March 31, 2005. Deposits increased $230.4 million or 18.0% from June 30, 2004 to March 31, 2005. Escrow for taxes and insurance decreased by $243,000 or 4.0% as a result of the remittance of property taxes to the various taxing districts. Parkvale Bank's FHLB advance available maximum borrowing capacity is $844.7 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $110.9 million or 5.9% of total assets at March 31, 2005. A stock repurchase program, extended in June 2004, permits the purchase of 3.9% of outstanding stock or 218,400 shares during fiscal 2005 at prevailing prices in open-market transactions. Through March 31, 2005, 2,650 shares were purchased at an average price of $26.55 per share, representing 1.2% of the currently authorized program. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2005, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 5.85% and 11.65%, respectively.

The regulatory capital ratios for Parkvale Bank at March 31, 2005 are calculated as follows:

                                                   Tier I             Tier I             Tier II
                                                    Core            Risk-Based         Risk-Based
                                                   Capital            Capital            Capital
                                                 -----------        -----------        -----------
Equity Capital (1)                               $   141,586        $   141,586        $   141,586
Less non-allowable intangible assets                 (32,183)           (32,183)           (32,183)
Less unrealized securities gains                        (178)              (178)              (178)
Plus permitted valuation allowances (2)                    -                  -             13,159
Plus allowable unrealized holding gains (3)                -                  -                126
                                                 -----------        -----------        -----------
  Total regulatory capital                           109,225            109,225            122,510
Minimum required capital                              74,660             42,059             84,118
                                                 -----------        -----------        -----------
  Excess regulatory capital                      $    34,565        $    67,166        $    38,392

  Adjusted total assets                          $ 1,866,491        $ 1,051,474        $ 1,051,474

Regulatory capital as a percentage                      5.85%             10.39%             11.65%
Minimum capital required as a percentage                4.00%              4.00%              8.00%
                                                 -----------        -----------        -----------
Excess regulatory capital as a percentage               1.85%              6.39%              3.65%
                                                 ===========        ===========        ===========
Well capitalized requirement                            5.00%              6.00%             10.00%
                                                 ===========        ===========        ===========

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2005.

(2)   Limited to 1.25% of risk adjusted total assets.

(3)   Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND 2004

For the three months ended March 31, 2005, net income was $3.1 million or $0.54 per diluted share, up 14.9% on a per share basis, compared to net income of $2.7 million or $0.47 per diluted share for the quarter ended March 31, 2004. The $460,000 or 17.3% increase in net income for the March 2005 quarter reflects increases in net interest income and non-interest income mitigated by an increase in non-interest expense. The improved margins and increases to non-interest expense are attributable to the AFB acquisition completed on December 31, 2004. Net interest income increased to $9.7 million from $7.5 million for the prior period. The March 2004 quarter reflected a gain on the sale of investments of $203,000 (pre-tax) compared to a gain of $13,000 (pre-tax) for the March 2005 quarter. Return on average equity was 11.31% for the March 2005 quarter, up from 10.21% for the March 2004 quarter.

INTEREST INCOME:

Parkvale had interest income of $21.0 million during the three months ended March 31, 2005 versus $17.5 million during the comparable period in 2004. The $3.5 million increase is the result of a 16 basis point increase in the average yield from 4.51% in 2004 to 4.67% in 2005 coupled with a $250.1 million or 16.1% increase in the average balance of interest-earning assets due to the increases in loans and investments acquired with the completion of the AFB acquisition on December 31, 2004. Interest income from loans increased $2.2 million or 16.0% resulting from a 24 basis point increase in the average yield from 5.01% in 2004 to 5.25% in 2005, coupled with an increase in the average outstanding loan balances of $119.5 million or 10.8%. Investment interest income increased by $1.2 million or 36.2% due to an increase of $178.9 million or 56.4% in the average balance and offset by a 53 basis point decrease in the average yield from 4.10% in 2004 to 3.57% in 2005. Interest income earned on federal funds sold increased $146,000 or 48.0% from the 2004 quarter due to a 147 basis point increase in the average yield from 1.00% in 2004 to 2.47% in 2005. This increase was offset by a decrease in the average balance of $48.3 million or 39.8%. The weighted average yield on all interest-earning assets was 4.74% at March 31, 2005 and 4.40% at March 31, 2004.

INTEREST EXPENSE:

Interest expense increased $1.3 million or 13.4% from the 2004 quarter to the 2005 quarter. The increase was due to a $290.4 million increase in deposits and borrowings primarily due to the AFB acquisition and mitigated by a 14 basis point decrease in the average rate paid on deposits and borrowings from 2.69% in 2004 to 2.55% in 2005. At March 31, 2005, the average rate payable on liabilities was 2.21% for deposits, 4.82% for borrowings, 6.61% for trust preferred securities and 2.62% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. Parkvale's provision for loan losses has increased by $9,000 from the 2004 to the 2005 quarter. Aggregate valuation allowances were 1.27% and 1.34% of gross loans at March 31, 2005 and June 30, 2004, respectively.

Nonperforming loans, impaired loans and real estate owned aggregated $8.1 million, $8.0 million and $7.3 million at March 31, 2005, June 30, 2004 and March 31, 2004, representing 0.43%, 0.49% and 0.45% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 2005 were $15.5 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.

OTHER INCOME:

Total other income increased by $276,000 or 14.7% in 2005 due to increases of $407,000 in fee income derived from deposit accounts and $105,000 in other fees and charges for loan accounts partially offset by a decrease of $190,000 in gains due to a prior period gain on the sale of assets.

OTHER EXPENSE:

Total other expense increased by $1.7 million or 30.8% for the three months ended March 31, 2005. This increase is due principally to increases of $747,000 or 24.4% in compensation, $254,000 or 23.6% in office occupancy, $139,000 or 34.8% in office supplies, and $574,000 or 64.5% in miscellaneous expense. Compensation increased due to additional employees gained through the AFB acquisition. Office occupancy expense and office supplies increased due to the addition of the seven AFB branch offices acquired. Miscellaneous expense increased primarily due to an increase of data processing expense related to the AFB acquisition and enhancements to products and services. Annualized noninterest expense as a percentage of average assets was 1.53% for the quarter ended March 31, 2005 as compared to 1.39% for the quarter ended March 31, 2004.

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED MARCH 31, 2005 AND 2004

Net income for the nine months ended March 31, 2005 was $8.5 million or $1.49 per diluted share, up 8.0% on a per share basis, compared to net income of $7.8 million or $1.38 per diluted share for the nine months ended March 31, 2004. The $667,000 or 8.6% increase in net income for the March 2005 nine months reflects increases in net interest income and non-interest income mitigated by an increase in non-interest expense. The increased margins are primarily attributable to the AFB acquisition. Net interest income for the nine months ended March 31, 2005 increased to $25.0 million from $22.0 million for the nine months ended March 31, 2004. The nine months ended March 31, 2004 reflected a prior period gain on the sale of investments of $609,000 (pre-tax) compared to a gain on the sale of assets of $27,000 (pre-tax) for the nine months ended March 31, 2005. Return on average equity was 10.45% for the nine months ended March 2005, up from 10.19% for nine months ended March 2004.

INTEREST INCOME:

Parkvale had interest income of $56.1 million during the nine months ended March 31, 2005 versus $53.7 million during the comparable period in 2004. The increase of $2.4 million is attributable to an increase in the average interest-earning asset portfolio of $85.3 million or 5.5%, offset by a 4 basis point decrease in the average yield from 4.63% in 2004 to 4.59% in 2005. Interest income from loans decreased $2.0 million or 4.5% due to a decrease in the average loan balance of $79.3 million or 6.8% and offset by a 13 basis point increase in the average yield from 5.05% in 2004 to 5.18% in 2005. Income from investments increased by $4.1 million or 46.7% from 2004 due to an increase in the average investment balance of $195.6 million or 70.1%, offset by a 57 basis point decrease in the average yield from 4.20% in 2004 to 3.63% in 2004. Interest income earned on federal funds sold increased $290,000 or 37.2% from the prior nine months ended March 31, 2004. This was due to a 99 basis point increase in the average yield from 1.01% in 2004 to 2.00% in 2005 and offset by a decrease in the average federal fund balance of $31.0 million or 30.3%.

INTEREST EXPENSE:

Interest expense decreased by $550,000 or 1.7% from the 2004 nine-month period to the 2005 nine-month period. The decrease was due to a 21 basis point decrease in the average rate paid from 2.82% in 2004 to 2.61% in 2005, offset with an increase in the average deposits and borrowings of $88.9 million.

PROVISION FOR LOAN LOSSES:

Provision for loan losses increased by $175,000 from the nine-month period ended March 31, 2004 to the nine months ended March 31, 2005. The prior period provision for loan loss includes the recovery of a previous charge off of $235,000. A commercial real estate loan partially charged off in fiscal 2003 was paid in full during December 2003. Aggregate valuation allowances were 1.27% of gross loans at March 31, 2005, 1.34% of gross loans at June 30, 2004 and 1.37% of gross loans at March 31, 2004. The allowance percentage has declined slightly as the loan portfolio acquired from Advance was discounted to fair value. The allowances acquired from Advance were $1.9 million or 0.74% of the acquired loan portfolio. Total loan loss reserves at March 31, 2005 were $15.5 million.

OTHER INCOME:

Other income increased by $136,000 or 2.4% for the nine months ended March 31, 2005 from the nine months ended March 31, 2004, due primarily to an increase of $880,000 on service fees on all types of deposit products and primarily offset by a decrease of $582,000 or 95.6 % from gain on sale of assets. Gain on sale of assets during the nine months ended March 31, 2005 was $27,000 versus $609,000 during the comparable period in 2004.

OTHER EXPENSE:

Other expenses increased by $1.8 million for the nine-month period ended March 31, 2005 from the comparable period in 2004. This increase is due to increases of $887,000 or 9.6% in compensation, $132,000 or 4.1% in office occupancy, $104,000 or 8.8% in office supplies, and $675,000 or 24.9 % in miscellaneous expense. Compensation increased due to additional employees gained through the AFB acquisition. Office occupancy expense and office supplies increased due to the addition of the seven AFB branch offices acquired. Miscellaneous expense increased primarily due to an increase of data processing expense related to the systems conversion of the AFB offices in February 2005 and enhancements to products and services. Annualized non-interest expenses as a percentage of average assets were 1.44% for the nine months ended March 31, 2005 as compared to 1.38% for the nine months ended March 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        Quantitative and qualitative disclosures about market risk are presented at June 30, 2004 in Item 7A of Parkvale Financial Corporation's Form 10-K, filed with the SEC on September 13, 2004. Management believes that there have been no material changes in Parkvale's market risk since June 30, 2004.

Item 4. Controls and Procedures
        Disclosure controls and procedures are monitored and supervised by the Registrant's management, including the CEO and CFO, regarding the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

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

(b) There were no material changes in the procedures by which stockholders may recommend nominees to the Board of Directors during the quarter ended March 31, 2005.

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

                                             Parkvale Financial Corporation

DATE: May 5, 2005                            By: /s/ Robert J. McCarthy, Jr.
                                                 ---------------------------
                                             Robert J. McCarthy, Jr.
                                             President and
                                             Chief Executive Officer

DATE: May 5, 2005                            By: /s/ Timothy G. Rubritz
                                                 ----------------------
                                             Timothy G. Rubritz
                                             Vice President, Treasurer and
                                             Chief Financial Officer