Form 10-K
period 2005-06-30
PARKVALE FINANCIAL CORP
filed 2005-09-13
CIK 820907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the fiscal year ended June 30, 2005
                           Commission file no 0-17411
                         PARKVALE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Pennsylvania                          25-1556590
          (State of incorporation)                 (I.R.S. Employer
                                                Identification Number)

        4220 William Penn Highway
              Monroeville, PA                            15146
 (Address of principal executive office)               (Zip code)

       Registrant's telephone number, including area code: (412) 373-7200
        Securities registered pursuant to Section 12(b) of the Act - None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($1.00 par value)
                                (Title of Class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 31, 2004, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $28.79 per share on such date was $127,910,803. Excluded from this computation are 629,699 shares held by all directors and executive officers as a group and 562,782 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 2, 2005: 5,635,371

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year ended June 30, 2005. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 2005 Annual Report to Shareholders is not deemed to be filed as part of this report. Part II

Proxy Statement for Annual Meeting of Shareholders dated September 19, 2005. The definitive proxy statement will be filed with the Commission on or before September 19, 2005. Part III

PART I.

ITEM 1.  BUSINESS

                                  INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its main operating subsidiary is Parkvale Savings Bank (the "Bank"), which is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. PFC and its subsidiaries are collectively referred to herein as "Parkvale". Parkvale is also involved in lending in the greater Washington, D.C. and Columbus, Ohio areas through its wholly owned subsidiary, Parkvale Mortgage Corporation ("PMC"). The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note O of Notes to the Consolidated Financial Statements in the 2005 Annual Report to Shareholders filed as Exhibit 13 hereto ("2005 Annual Report") for additional details regarding PFC.

                                    THE BANK

GENERAL

The Bank conducts business in the greater tri state area through 46 full-service offices with thirty-nine offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties of Pennsylvania, two branches in West Virginia and five branches in Ohio. With total assets of $1.9 billion at June 30, 2005, Parkvale was the seventh largest financial institution headquartered in the Pittsburgh metropolitan area and eleventh largest financial institution with a significant presence in Western Pennsylvania.

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

Lower housing demand in Parkvale's primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions in the secondary market. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $126.9 million and $227.1 million in fiscal 2005 and 2004, respectively. These represent 68.2% and 73.3% of total mortgage loan originations and purchases for the fiscal year 2005 and 2004, respectively. In addition, Parkvale operates loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia and Columbus, Ohio. During fiscal 2005, PMC originated a total of $18.5 million or 9.9% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, increased from $8.0 million at June 30, 2004 to $8.8 million at June 30, 2005. The $800,000 increase in fiscal 2005 is primarily due to higher levels of nonperforming loans at June 30, 2005. See "Lending Activities - Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk ("IRR") is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historical liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) emphasized the origination of short-term and/or variable rate consumer loans and (4) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2005 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. The interest rate sensitvity gap equals the difference between interest-earning assets and interest-bearing liabilities and the gap ratio equals the gap divided by total assets. The one-year gap ratio was
3.77 % of total assets at June 30, 2005 compared to -0.81% of total assets at June 30, 2004. The cumulative five-year gap ratio was 9.30% at June 30, 2004 and 19.25% at June 30, 2005. Key components of the asset and liability management program are as follows: ARM loans represented approximately 72.9% of the Bank's real estate loan portfolio at June 30, 2005 compared to 79.5% and 79.3% at June 30, 2004 and 2003, respectively. Deposits with terms in excess of one year or more increased $142 million from $803.6 million at June 30, 2004 to $945.6 million at June 30, 2005.

The Bank was originally chartered in 1943 as Park Savings and Loan Association and was renamed as a result of its merger with Millvale Savings and Loan Association in 1968. The Bank converted to a stock savings association in 1987 and to a state chartered savings bank in 1993. Such charter conversion resulted in the replacement of the Office of Thrift Supervision ("OTS") by the Federal Deposit Insurance Corporation ("FDIC") as the Bank's primary federal regulator. The Pennsylvania Department of Banking ("Department") is the Bank's primary state regulator. As a Pennsylvania-chartered savings bank, deposits continue to be insured by the FDIC and the Bank retains its membership in the FHLB of Pittsburgh. The savings bank continues to conduct business in a manner substantially identical to the conduct of its business as a savings association. The OTS retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. The Bank is further subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters.

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

The challenge to the financial services industry is the delivery of financial products at competitive prices. This translates to spreading costs of services over a greater number of customers and has spurred banks to adopt technological capabilities so that customers may do all their banking without ever having to walk into a branch, consequently reducing operating costs. Parkvale expects a tiering of institutions with several large national and regional firms offering a plethora of products and services on the one hand and a sizeable number of community institutions and niche players on the other.

The Federal Open Market Committee of the Federal Reserve Board forecast in August 2005 suggests that the economic expansion would strengthen substantially as the year progressed. Accommodative financial conditions would provide significant impetus to business and consumer spending over the months ahead. The FOMC members generally anticipated that key inflation measures would remain near their currently low levels for an extended period. The economic outlook for Western Pennsylvania is characterized by slow to moderate economic growth and low inflation. The target federal funds rate increased 200 basis points with eight 25 basis point rate increases during fiscal 2005. Despite the short term rate increases, the longer term rates have decreased over the past year.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial markets. For additional discussion of asset/liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2005 Annual Report.

                                    BUSINESS

LENDING ACTIVITIES

                     LOAN ACTIVITY AND PORTFOLIO COMPOSITION

The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

                                                       2005             2004              2003
                                                    -----------      -----------      ------------
                                                                   (In Thousands)
TOTAL LOANS RECEIVABLE AT BEGINNING OF YEAR ...     $ 1,015,078      $ 1,241,779      $ 1,217,639
Real estate loan originations:
  Residential:
    Single family (1) .........................          39,973           59,503           77,021
    Multifamily ...............................           4,791            5,465            4,215
  Construction - Single family ................           2,048            5,570            6,945
  Commercial ..................................           6,760           11,639            9,737
                                                    -----------      -----------      -----------
TOTAL REAL ESTATE LOAN ORIGINATIONS ...........          53,572           82,177           97,918

Consumer loan originations ....................          80,871           75,999           95,371
Commercial loan originations ..................           8,137            6,269           14,191
                                                    -----------      -----------      -----------
TOTAL LOAN ORIGINATIONS .......................         142,580          164,445          207,480

Loans acquired through acquisition (2) ........         253,450                -                -
Purchase of loans .............................         126,877          227,146          619,098
                                                    -----------      -----------      -----------
TOTAL LOAN ORIGINATIONS AND PURCHASES .........         522,907          391,591          826,578

Principal loan repayments .....................         102,575          110,357          251,054
Mortgage loan payoffs .........................         221,982          489,850          636,149
Sales of whole loans ..........................           2,441            5,394            3,128
                                                    -----------      -----------      -----------
   Net (decrease) increase in loans ...........         195,909         (214,010)          34,165
                                                    -----------      -----------      -----------
TOTAL LOANS RECEIVABLE AT END OF YEAR .........       1,210,987        1,027,769        1,251,804

Less: Loans in process ........................             418              313              117
          Allowance for loan losses ...........          15,188           13,808           15,013
          Unamortized (premiums) discounts ....          (2,689)          (1,430)          (5,105)
                                                    -----------      -----------      -----------
NET LOANS RECEIVABLE AT END OF YEAR ...........     $ 1,198,070      $ 1,015,078      $ 1,241,779
                                                    ===========      ===========      ===========

-------------------
(1) Includes $18.5 million, $27.1 million and $39.3 million of loans originated by PMC during fiscal 2005, 2004 and 2003, respectively.

(2)   On December 31, 2004, Parkvale acquired Advance Financial Bancorp ("AFB").

At June 30, 2005, Parkvale's net loan portfolio amounted to $1.2 billion, representing 63.9% of Parkvale's total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA").

The following table sets forth the composition of the Bank's loan portfolio by type of loan at June 30.

                                                     2005                         2004                         2003
                                           ------------------------     ------------------------     ------------------------
                                              Amount            %         Amount             %          Amount            %
                                           -----------        -----     -----------        -----     -----------        -----
                                                                            (Dollars in Thousands)
Real estate loans:
      Residential:
            Single family (1)              $   807,088         67.4     $   722,649         71.2     $   931,724         75.0
            Multifamily (2)                     29,920          2.5          23,910          2.4          19,477          1.5
            FHA/VA                                 665          0.1             902          0.1             811          0.1
      Commercial                               109,146          9.1          82,186          8.1          59,796          4.8
      Other (3)                                 22,448          1.9          12,987          1.3          36,581          3.0
                                           -----------        -----     -----------        -----     -----------        -----
Total real estate loans                        969,267         81.0         842,634         83.0       1,048,389         84.4
Consumer loans (4)                             187,807         15.7         143,476         14.1         152,458         12.3
Deposit loans                                    5,611          0.4           2,790          0.3           2,974          0.2
Commercial loans                                48,302          4.0          38,869          3.8          47,983          3.9
                                           -----------        -----     -----------        -----     -----------        -----
Total loans receivable                       1,210,987        101.1       1,027,769        101.3       1,251,804        100.8
Less:
      Loans in process                             418          0.0             313          0.0             117          0.0
      Allowance for losses                      15,188          1.2          13,808          1.4          15,013          1.2
      Unamortized (premiums)/discounts          (2,689)        (0.1)         (1,430)        (0.1)         (5,105)        (0.4)
                                           -----------        -----     -----------        -----     -----------        -----
Net loans receivable                       $ 1,198,070        100.0%    $ 1,015,078        100.0%    $ 1,241,779        100.0%
                                           ===========        =====     ===========        =====     ===========        =====

                                                                                  2002                         2001
                                                                        ------------------------     ------------------------
                                                                           Amount            %         Amount             %
                                                                        -----------        -----     -----------        -----
                                                                                       (Dollars in Thousands)
Real estate loans:
      Residential:
            Single family (1)                                               893,578         73.4         849,631         76.3
            Multifamily (2)                                                  18,140          1.5          24,602          2.2
            FHA/VA                                                            1,752          0.1           2,134          0.2
      Commercial                                                             59,136          4.9          54,958          5.0
      Other (3)                                                              35,108          2.9          22,164          2.0
                                                                        -----------        -----     -----------        -----
Total real estate loans                                                   1,007,714         82.8         953,489         85.7
Consumer loans (4)                                                          167,956         13.8         132,580         11.9
Deposit loans                                                                 3,224          0.2           2,265          0.2
Commercial loans                                                             53,055          4.4          39,336          3.4
                                                                        -----------        -----     -----------        -----
Total loans receivable                                                    1,231,949        101.2       1,127,670        101.3
Less:
      Loans in process                                                          205          0.0             205          0.0
      Allowance for losses                                                   15,492          1.3          13,428          1.2
      Unamortized (premiums)/discounts                                       (1,387)        (0.1)            773          0.1
                                                                        -----------        -----     -----------        -----
Net loans receivable                                                    $ 1,217,639        100.0%    $ 1,113,264        100.0%
                                                                        ===========        =====     ===========        =====

-----------------
(1)   Includes first mortgages secured by one to four unit residences.

(2)   Includes short-term construction loans to developers.

(3)   Loans for purchase and development of land.

(4) Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of gross loans receivable in each category to total loans at June 30.

                                       2005       2004       2003       2002       2001
                                      -----      -----      -----      -----      -----
Single Family loans                    66.7%      70.4%      74.5%      72.7%      75.5%
Commercial & Multi Family loans        13.3       11.6        9.3        9.1        9.1
Consumer loans                         16.0       14.2       12.4       13.9       12.0
Commercial loans                        4.0        3.8        3.8        4.3        3.4
                                      -----      -----      -----      -----      -----
Total Loans                           100.0%     100.0%     100.0%     100.0%     100.0%
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

Amounts Due in               Real Estate   Commercial
Years Ending June 30,         Loans (1)      Loans
---------------------        -----------   ----------
                                   (In Thousands)
2006                           $ 10,262     $ 27,414
2007 - 2010                     110,136       19,767
2011 and thereafter             848,869        1,121
                               --------     --------
Gross loans receivable (2)     $969,267     $ 48,302
                               ========     ========

----------
(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2) Variable rate and ARM loans represent approximately 72.9% of gross loans receivable at June 30, 2005. Of the $979.9 million principal amount of loans maturing after June 30, 2006, loans with an aggregate principal amount of $310.9 million have fixed interest rates and loans with an aggregate principal amount of $669.0 million have variable or adjustable interest rates.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. During fiscal 2005, 2004 and fiscal 2003, many borrowers refinanced their mortgage loans in order to take advantage of the lowest market rates in forty years.

      ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally insured savings bank, the Bank has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2005, the majority of loans in Parkvale's portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan and tri state area. However, 46.4% and 56.7% of Parkvale's total mortgage loan portfolio at June 30, 2005 and 2004, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Ohio, West Virginia, and Virginia. The change in loans secured by out-of-state properties is due to the Advance acquisition and due to the loan purchases of $126.9 million, which amounted to 68.2% of Parkvale's total origination and purchases for fiscal 2005 as compared to loan purchases of $227.1 million, or 73.3% of total originations in fiscal 2004. See further discussion below.

Currently, new loans are originated by Parkvale primarily within its primary market area or through the PMC offices. In addition, Parkvale purchases loan participations and whole loans from other institutions in the secondary market.

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

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 2005, 2004 and 2003 were $142.6 million, $164.4 million and $207.5 million, respectively. See the chart on page 5 for detailed activity for the past 3 fiscal years. The reduced levels of certain lending categories during fiscal 2005, specifically single family mortgages and commercial mortgages relate to the Bank's decision to not offer lower long term fixed rates due to the perceived interest rate risk associated with low fixed rates.

LOAN PURCHASES. The asset/liability strategy of investing in ARM loans to remain flexible in a volatile interest rate environment mitigated during fiscal 2005 as Parkvale decreased loan purchases to $126.9 million from $227.1 million in fiscal 2004. The decreased level of purchases was reflective of the yields available on agency securities without the inherent risk in purchasing ARM loans at prices above par that would add to the risk profile due to pre-payment risk and reinvestment risk if rates remain at historic lows. In fiscal 2005, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

      RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 86.7%, 89.7% and

94.5% of total mortgage loan originations and purchases in fiscal 2005, 2004 and 2003, respectively. At June 30, 2005, 72.9% of Parkvale's total residential loan portfolio was represented by ARMs. ARM loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets.

      COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages increased from $82.1 million at June 30, 2004 to $109.1 million at June 30, 2005. Commercial loans offer more attractive yields than residential real estate loans, but are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Pittsburgh area, which traditionally has not experienced the dramatic real estate price increases and decreases which have occurred in certain other geographic areas.

      CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, home improvement loans, automobile and risk-based loans. Total consumer loans outstanding at June 30, 2005 increased by $44.3 million to $187.8 million from $143.5 million at June 30, 2004. Parkvale offers home equity lines of credit at up to 120% of collateral value at a competitive introductory rate. Of an aggregate $71.8 million in outstanding lines of credit at June 30, 2005, $2.5 million have a loan to value ratio greater than 100% and $6.8 million have a loan to value ratio ranging from 80% to 100%. These loans have shorter terms and greater interest rate sensitivity and margins than residential real estate loans.

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

Parkvale no longer originates loans through PV Financial Service, Inc. (PVFS). PVFS's portfolio balance was $2.3 million at June 30, 2005 and $3.4 million at June 30, 2004. This portfolio has not generated additional loans during the last three fiscal years compared to $3.0 million during fiscal 2002 because in May 2002, the Bank instituted risk based pricing procedures for home equity loans that were previously originated by the subsidiary.

      COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $48.3 million and $38.9 million at June 30, 2005 and 2004, respectively. The increase in fiscal 2005 was primarily the result of the AFB acqusition. During fiscal 2005 and 2004, competition in the commercial loan market resulted in many commercial loan customers refinancing outside of Parkvale in an amount that exceeded new originations.

      LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others at June 30, 2005 was $71.3 million and at June 30, 2004 was $24.1 million. The $47.2 million increase is primarily attributable to the AFB acquisition. During fiscal 2003, the Bank entered into an agreement with Freddie Mac, in which the Bank sold $12.2 million of 1-4 family mortgages and retained the servicing for such loans. During fiscal 2005 and 2004, there were few sales. Prior to fiscal 2003, there had been no mortgage loan securitizations or sale transactions in the last five fiscal years, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the service provider of these loans depending on the terms of the specific program.

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

Deferred loan origination fees were $665,000 $727,000 and $903,000 at June 30, 2005, 2004 and 2003, respectively. The balances primarily reflect the fees deferred related to the commercial real estate and commercial loan portfolio.

      NONPERFORMING LOANS AND FORECLOSED REAL ESTATE

See Managements Discussion and Analysis for information regarding Parkvale's nonaccrual loans and foreclosed real estate.

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

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, no uncollected interest income is included in earnings for loans which are on nonaccrual status. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans, which are 90 days or more contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $1,000 of loans classified as impaired at June 30, 2005 and a $140,000 loan classified as impaired at June 30, 2004. The average recorded investment in impaired loans was $216,000 in fiscal 2005. The amount of interest income that has not been recognized was $144,000 for fiscal 2005. Impaired assets include $1.7 million of foreclosed real estate as of June 30, 2005. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell.

Assets classified as substandard/nonaccrual or foreclosed real estate in excess of $400,000, net of reserves, at June 30, 2005 consist of two commercial loans made to a single borrower aggregating $1.1 million and a single family dwelling of $929,000. The single family loan was paid in full after June 30, 2005. Management believes that the fair value of the collateral for the above mentioned loans exceeds book value at June 30, 2005.

      ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the years ended June 30:

                                               2005           2004           2003           2002           2001
                                             --------       --------       --------       --------       --------
                                                                        (In Thousands)
Beginning balance                            $ 13,808       $ 15,013       $ 15,492       $ 13,428       $ 13,368
Allowances from acquisitions                    1,897              -              -          1,994              -
Provision for (recovery of) loan losses           229           (106)           308            205            320
Loans recovered:   Consumer                         6            122             39             34            188
                   Commercial                      23              6              1              -              -
                   Mortgage                        47            235             69            110             57
                                             --------       --------       --------       --------       --------
         Total recoveries                          76            363            109            144            245
                                             --------       --------       --------       --------       --------
Loans charged-off: Consumer                      (203)          (301)          (241)          (148)          (421)
                   Commercial                    (423)          (779)          (253)           (19)             -
                   Mortgage                      (196)          (382)          (402)          (112)           (84)
                                             --------       --------       --------       --------       --------
         Total charge-offs                       (822)        (1,462)          (896)          (279)          (505)
                                             --------       --------       --------       --------       --------
Net charge-offs                                  (746)        (1,099)          (787)          (135)          (260)
                                             --------       --------       --------       --------       --------
Ending balance                               $ 15,188       $ 13,808       $ 15,013       $ 15,492       $ 13,428
                                             ========       ========       ========       ========       ========

Percentage of net charge-offs to average
 loans outstanding                               0.07%          0.10%          0.07%          0.01%          0.02%

During fiscal 2004, a $732,000 commercial loan was charged off due to a commercial borrower ceasing operations and liquidating its assets within a 60-day period. Creditors with preferred claims exceeded available assets. The Bank does not expect any recovery. The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Nonaccrual, substandard and doubtful commercial and other real estate loans are considered impaired. Impaired loans are generally evaluated based on the present value of the expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Based on this evaluation, specific loss reserves are established on impaired loans when necessary.

The allowance for loan loss was $15.2 million at June 30, 2005 and $13.8 million at June 30, 2004 or 1.25% and 1.34% of gross loans at June 30, 2005 and 2004, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The adequacy of allowance for loan loss is continually monitored by management with an emphasis on identifying potential portfolio risks to detect potential credit deterioration in the early stages, including trends and risks in the market place and loan types. Management, in conjunction with the Loan Review Committee then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses.

      INVESTMENT ACTIVITIES

Investment decisions are made by authorized officers including the Chief Executive Officer or the Chief Financial Officer of Parkvale in accordance with policies established by Parkvale's Board of Directors.

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

                                             2005         2004         2003
                                           --------     --------     --------
                                                     (In Thousands)
Federal funds sold                         $ 81,000     $ 14,000     $ 72,000
U.S. Government and agency obligations      360,376      337,656       14,635
Municipal obligations                         5,188        5,661        9,144
Corporate debt                               51,128       84,692      146,618
Mortgage-backed securities                   43,388       49,565       40,430
Equity securities (at market value)          25,022       20,372       19,743
                                           --------     --------     --------
Total investment portfolio                 $566,102     $511,946     $302,570
                                           ========     ========     ========

During fiscal 2005, available funds were invested in shorter term US government securities compared to the emphasis on investments in corporate debt and purchasing single-family loans in prior years.

As part of its investment strategy, Parkvale also invests in mortgage-backed securities, the majority of which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae securities are guaranteed by their respective agencies. At June 30, 2005, Parkvale had $43.4 million, or 2.3% of total assets invested in mortgage-backed securities, as compared to 3.1% and 2.5% at June 30, 2004 and 2003, respectively. At June 30, 2005, the mortgage-backed securities consisted of Freddie Mac ($10.9 million); GNMA ($2.9 million); Fannie Mae ($25.9 million); collateralized mortgage obligations, including REMIC's ($3.4 million); private participation certificates ($333,000); and SBA ($12,000).

The following table shows Parkvale's mortgage-backed security activity during the years ended June 30.

                                                      2005          2004          2003
                                                    --------      --------      --------
                                                               (In Thousands)
Mortgage-backed securities at beginning of year     $ 49,565      $ 40,430      $ 15,935
Purchases                                                  -        22,387        43,979
AFB Acquisition                                       14,715             -             -
Principal repayments                                 (14,415)      (13,252)      (19,484)
Sales                                                 (6,477)            -             -
                                                    --------      --------      --------
Mortgage-backed securities at end of year           $ 43,388      $ 49,565      $ 40,430
                                                    ========      ========      ========

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2005 (in Thousands):

                                                Carrying Balance      %
                                                ----------------    ----
U.S. Treasury and U.S. Government agencies:
         Maturing within one year                  $ 72,269         2.62
         Maturing within five years                 202,151         3.72
         Maturing within ten years                   85,956         3.69
States of the U.S. and political subdivisions:
         Maturing within one year                       309         3.38
         Maturing within five years                   1,905         5.79
         Maturing within ten years                      309         3.85
         Maturing after ten years                     2,665         5.01
Other corporate debt:
         Maturing within one year                    24,246         4.67
         Maturing within five years                   9,843         4.62
         Maturing within ten years                      156         8.73
         Maturing after ten years                    16,883         4.19
Equity securities                                    25,022         3.43
Mortgage-backed securities                           43,388         3.89
                                                   --------         ----
         Total                                     $485,102         3.73%
                                                   ========         ====

      HEDGING ACTIVITIES

The objective of Parkvale's financial futures policy is to reduce interest rate risk by authorizing an asset and liability-hedging program. The futures policy permits Parkvale's President to hedge up to $10 million of assets and liabilities. Hedges over $10 million and up to $25 million require the approval of the Audit-Finance Committee of the Board of Directors, and hedges over $25 million require the approval of the Board of Directors. The objective of Parkvale's financial options policy is to reduce interest rate risk in the investment portfolio through the use of financial options. The options policy permits the use of options on United States Treasury bills, notes, bonds and bond futures and on mortgage-backed securities. The options policy generally limits the use of puts and calls to $5.0 million per type of option. Parkvale's President and Senior Vice President - Treasurer are authorized to conduct options activities, which are monitored by the Audit-Finance Committee of the Board of Directors. Parkvale has not engaged in any financial future or financial option activity in the last three fiscal years.

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

DEPOSITS

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, including commercial checking accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 31 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the Star network with 44 ATMs currently operated by Parkvale.

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

The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.

                                                  2005                    2004                    2003
                                          --------------------    --------------------    --------------------
                                           Balance         %       Balance         %       Balance         %
                                          ----------     -----    ----------     -----    ----------     -----
                                                                 (Dollars in Thousands)
Passbook accounts and statement savings   $  234,421      15.9%   $  201,723      15.7%   $  200,080      15.0%
Checking and money market accounts           396,585      26.8       357,332      27.9       317,970      23.9
Certificate accounts                         689,141      46.6       604,796      47.2       686,221      51.6
Jumbo certificates                           150,591      10.2       110,147       8.6       117,833       8.8
Accrued interest                               7,597       0.5         7,973       0.6         9,656       0.7
                                          ----------     -----    ----------     -----    ----------     -----
Total savings deposits                    $1,478,335     100.0%   $1,281,971     100.0%   $1,331,760     100.0%
                                          ==========     =====    ==========     =====    ==========     =====

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

                                              2005                       2004                    2003
                                     ---------------------      ---------------------   ---------------------
                                               Average                    Average                 Average
                                       Balance          %        Balance           %      Balance         %
                                     ----------       ----      ----------       ----   ----------       ----
                                                                (Dollars in Thousands)
Passbook accounts                    $  212,571       0.53%     $  201,946       0.54%  $  189,902       1.36%
Checking and money market accounts      418,535       0.67         359,756       0.63      293,767       0.75
Certificate accounts                    747,772       3.60         721,660       3.52      839,154       4.69
Accrued interest                          8,910          -           8,731          -       12,715          -
                                     ----------       ----      ----------       ----   ----------       ----
                                     $1,387,788       2.22%     $1,292,093       2.43%  $1,335,538       3.30%
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

Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania. Parkvale neither advertises for deposits outside of Pennsylvania nor utilizes the services of deposit brokers. Approximately 0.17% of Parkvale's deposits were held by nonresidents of the tri-state area at June 30, 2005.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

                                                 2005         2004        2003
                                               ---------    --------    --------
                                                         (In Thousands)
Increase (decrease) before interest credited   $ (95,198)   $(73,390)   $(48,051)
AFB deposits acquired                            268,703
Interest credited                                 22,859      23,601      30,472
                                               ---------    --------    --------
Net deposit (decrease) increase                $ 196,364    $(49,789)   $(17,579)
                                               =========    ========    ========

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity.

The following table reflects the makeup of Parkvale's deposit accounts at June 30, 2005, including the scheduled quarterly maturity of CD accounts.

                                                     Amount     % of Total  Average
                                                    in 000's     Deposits    Rates
                                                   ----------   ----------  -------
Passbook and club accounts                         $  234,421      15.9%     0.53%
Checking and money market accounts                    396,585      26.8      0.67
                                                   ----------      ----      ----
  Total non-certificate accounts                      631,006      42.7      0.63
                                                   ----------      ----      ----

Certificate accounts maturing in quarter ending:
      September 30, 2005                              133,656       9.1      2.39
      December 31, 2005                                89,854       6.1      2.68
      March 31, 2006                                   56,620       3.8      2.90
      June 30, 2006                                    59,054       4.0      3.25
      September 30, 2006                               51,659       3.5      2.97
      December 31, 2006                                74,663       5.1      3.69
      March 31, 2007                                   54,733       3.7      4.21
      June 30, 2007                                    64,153       4.3      4.20
      September 30, 2007                               38,314       2.6      4.40
      December 31, 2007                                16,260       1.1      4.15
      March 31, 2008                                   16,268       1.1      4.27
      June 30, 2008                                    19,531       1.3      4.33
      Thereafter                                      164,967      11.1      4.69
                                                   ----------      ----      ----
Total certificate accounts                            839,732      56.8      3.58
                                                   ----------      ----      ----
      Accrued interest                                  7,597       0.5         -
                                                   ----------      ----      ----
Total deposits                                     $1,478,335       100%     2.22%
                                                   ==========      ====      ====

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2005 which mature during the years ending June 30:

                                   2006       2007      2008    Thereafter   Total
                                 --------   --------   -------  ----------  --------
                                                   (In Thousands)
Certificates of deposit:
             Under 4.00%         $309,160   $175,548   $41,858   $ 47,620   $574,186
             4.00% to 5.99%        18,803     44,809    36,202    103,648    203,462
             6.00% to 7.99%        11,221     24,851    12,313     13,699     62,084
                                 --------   --------   -------   --------   --------
Total certificates of deposits   $339,184   $245,208   $90,373   $164,967   $839,732
                                 ========   ========   =======   ========   ========

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2005 are summarized as follows:

                                 (In Thousands)
3 months or less                    $ 22,557
Over 3 months through 6 months        10,900
Over 6 months through 12 months       20,037
Over 12 months                        97,097
                                    --------
            Total                   $150,591
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

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                                  2005          2004          2003
                                                --------      --------      --------
                                                       (Dollars in Thousands)
Average balance outstanding                     $190,813      $164,433      $147,588
Maximum amount outstanding at any month-end
      during the period                         $217,141      $171,096      $161,109
Average interest rate                               5.13%         5.19%         5.37%
Balance outstanding at June 30                  $217,141      $171,093      $161,107

The increase in the outstanding average balance from $164.4 million in 2004 to $190.8 million in 2005 is due to additional advances drawn on the FHLB during fiscal 2005 and due to the AFB acquisition. The increases related to new borrowings aggregating $30 million during fiscal 2005 at an average rate of 4.40% for advances with stated maturities of 10 and 11 years. In addition, the FHLB advances acquired as a result of the AFB acquisition were $16.2 million at June 30, 2005 with an average rate of 5.13%, which will mature over the next 6 years.

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

                                                                           Year Ended June 30,
                                 --------------------------------------------------------------------------------------------------
                                                 2005 vs. 2004                                         2004 vs. 2003
                                 ----------------------------------------------      ----------------------------------------------
                                               Rate/                                                Rate/
                                  Rate        Volume       Volume       Total          Rate        Volume       Volume      Total
                                 -------      -------      -------      -------      --------      -------      -----      --------
                                                                            (In Thousands)
Interest-earning assets:
 Loans                           $ 2,587     ($  637)     ($   30)      $ 1,920     ($12,357)     ($4,524)      $ 747     ($16,134)
 Federal funds sold                1,438         (365)        (446)         627          (499)         (41)        13          (527)
 Investments                      (1,355)       7,008         (721)       4,932        (1,676)       2,752       (402)          674
                                 -------      -------      -------      -------      --------      -------      -----      --------
 Total                             2,670       (6,006)      (1,197)       7,479       (14,532)      (1,813)       358       (15,987)
                                 -------      -------      -------      -------      --------      -------      -----      --------
Interest-bearing liabilities:
 Deposits                         (2,649)       2,321         (183)        (511)      (11,686)       1,434        341       (12,779)
 Trust preferred securities          323          176           46          545           (85)           1         (1)          (85)
 FHLB advances and debt             (394)       1,676          (71)       1,211          (274)         925        (32)          619
                                 -------      -------      -------      -------      --------      -------      -----      --------

 Total                            (2,794)       4,173         (208)       1,245       (12,045)        (508)       308       (12,245)
                                 -------      -------      -------      -------      --------      -------      -----      --------
Net change in net interest
  income (expense)               $ 5,390      $ 1,833     ($  989)      $ 6,234     ($ 2,487)     ($1,305)      $ 501     ($ 3,742)
                                 =======      =======      =======      =======      ========      =======      =====      ========

SUBSIDIARIES

PFC conducts substantially all of its operations through the Bank which is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania.

PFC also has two subsidiaries. Parkvale Statutory Trust I ("PSTI") and Advance Statutory Trust I ("ASTI"), which are Connecticut chartered investment companies. PSTI and ASTI were formed in 2002 with aggregate borrowings of $32.2 million, which was contributed to the Bank in the form of Tier 1 capital.

Pennsylvania law permits a Pennsylvania-chartered, federally insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. Because Parkvale's subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2005, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.

Parkvale Bank's wholly owned subsidiaries include Parkvale Investment Corporation ("PIC"), Parkvale Mortgage Corporation ("PMC"), PV Financial Service Inc. ("PVFS") and Renaissance Corporation ("Renaissance"). The PIC was formed in fiscal 2000 as a Delaware investment corporation. PMC was acquired in 1986 and currently operates two offices originating residential mortgage loans for the Bank. For additional information regarding PMC, see "Lending Activities". PVFS was incorporated in 1972 and from 1997 until 2002, PVFS operated as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. At June 30, 2005, PVFS had net assets of $2.8 million and $2.3 million of loans outstanding. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2004 is $139,000 in cash.

COMPETITION

Parkvale faces substantial competition both in the attraction of deposits and in the making of mortgage and other loans in its primary market area. Competition for the origination of mortgage and other loans principally comes from other savings institutions, commercial banks, mortgage banking companies, credit unions and other financial service corporations located in the tri-state area. Because of the wide diversity and large number of competitors, the exact number of competitors changes frequently. Parkvale's most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions located in the Pittsburgh area. In times of higher interest rates, Parkvale also encounters significant competition for investors' funds from short-term money market securities and other corporate and government securities. During a lower interest rate environment, Parkvale and other depository institutions experience increased competition from stocks, mutual funds, and other direct investments offering the potential for higher yields.

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

MARKET AREA

The Pittsburgh region has been a business leader for generations. The Pittsburgh Metropolitan Statistical Area (MSA), which includes Allegheny, Armstrong, Beaver, Butler, Fayette, Washington and Westmoreland counties, is ranked 20th by population in the United States, according to the 2000 U.S. Census. The region's economy is primarily dependent on a combination of the manufacturing trade, services, government, and transportation industries. The economy has experienced a transition away from the steel and steel-related industries to the service industries, such as transportation, health care, education and finance. In addition to containing the corporate headquarters of major industrial and financial corporations, Pittsburgh is also a major regional health and education center, and a large number of high technology firms have established operations in Pittsburgh due to the wide range of support services available. The area served by Parkvale's Advance Financial division is demographically quite similar to the Pittsburgh region as the Steubenville,Ohio-Wheeling, West Virginia region is undergoing a transition from heavy industry to state-of-the-art manufacturing, information/service-based office operations and advanced technology/research.

EMPLOYEES

As of June 30, 2005, Parkvale and its subsidiaries had 390 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

REGULATION

GENERAL

Following conversion to a Pennsylvania savings bank charter in fiscal 1993, the Bank is subject to extensive regulation by the FDIC and the Pennsylvania Department of Banking, and is no longer directly subject to regulation by the OTS. Nonetheless, several requirements, which were applicable to the Bank as a Pennsylvania chartered savings association regulated by the OTS, remain applicable to the Bank as a Pennsylvania chartered savings bank. The FDIC has adopted a regulation which provides that the same restrictions on activities, investments in subsidiaries, loans to one borrower, and affiliate transactions apply to the Bank as if the Bank had not converted to a savings bank charter. However, the capital requirements applicable to the Bank as a savings bank are the FDIC's capital maintenance regulations rather than the comparable OTS regulations.

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

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and total risk-based capital equal to at least 8.0% of risk-weighted assets. Total capital includes both Tier I and Tier II (supplementary) capital, with Tier II capital limited to no more than the amount of Tier I capital. At June 30, 2005, Parkvale was in compliance with all applicable regulatory requirements, with Tier I and total capital ratios of 6.06% and 11.94%, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required, among other things, each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. On June 26, 1996, the FDIC, the Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency ("OCC"), collectively, "the agencies", jointly issued a policy statement providing bankers guidance on sound interest rate risk management practices. This policy statement augments the action taken by the agencies in August 1995 to implement the portion of FDICIA addressing risk-based capital standards for interest rate risk. The agencies elected not to pursue a standardized measure and explicit capital charge for interest rate risk. Instead, the policy statement encourages banks to use their own internal models to measure IRR but emphasizes that they must have adequate board and senior management oversight and a comprehensive process for managing IRR. Parkvale's management does not anticipate difficulty in meeting the capital requirements in the future. However, there can be no assurance that this will be the case. Failure to maintain minimum levels of required capital will result in the submission to the applicable FDIC Regional Director for review and approval of a reasonable plan describing the means and timing by which the bank shall achieve its minimum Tier I ratio and may result in the imposition by the Pennsylvania Department of Banking or the FDIC of various operational restrictions, including limitations as to the rate of interest that may be paid on deposit accounts, the taking of deposits, the issuance of new accounts, the ability to originate particular types of loans, and the purchase of loans or the making of specified other investments. Alternatively, the institution may be placed into receivership or conservatorship under the FDIC, which would be charged with managing the institution until it could be sold or liquidated.

INVESTMENT IN SUBSIDIARIES. Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. However, certain exemptions generally apply where: (1) a subsidiary is engaged in activities impermissible for national banks solely as an agent for its customers and (2) the subsidiary is engaged solely in mortgage-banking activities. These provisions have not reduced or limited Parkvale's business activity or resulted in any deductions to capital.

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

ENFORCEMENT. The FDIC's enforcement powers extend to all "institution-affiliated" parties, including shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action having or likely to have an adverse effect on an insured institution. Civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties up to $5,000 per day for violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if there is more than a minimal loss to an institution or an action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1 million per violation, up to $5 million for continuing violations or for the actual amount of gain or loss. These monetary penalties may be combined with prison sentences of up to five years.

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

Engagement of Advisors. In recognition of the audit committee's independent status, each audit committee is authorized to engage independent counsel and other advisors; and

Payment of Expenses. The Company must provide the appropriate funding, as determined by the audit committee, for payment of compensation to the auditors and advisors of the audit committee. On September 5, 2002, the SEC published accelerated filing deadlines for Form 10-K and Form 10-Q. On November 18, 2004, the SEC postponed by one year the deadline for accelerated filers. The accelerated guidelines as they affect Parkvale are as follows:

For Form 10-K, fiscal 2005 filing deadline 75 days or 9/13/05; fiscal 2006 and thereafter filing deadline is 60 days or 8/29/06.

For Form 10-Q, quarterly reports filing deadline during fiscal 2006 is 35 days, i.e. 11/4/05 for the first quarter of 2006 and thereafter.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB of Pittsburgh, whichever is greater. Parkvale had a $15.2 million investment in stock of the FHLB of Pittsburgh at June 30, 2005 to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2005, the Bank had $217.1 million of outstanding advances from the FHLB of Pittsburgh.

INTERSTATE ACQUISITIONS

The Commonwealth of Pennsylvania has enacted legislation that permits interstate acquisitions and branching, subject to specific restrictions, for savings banks located in Delaware, Kentucky, the District of Columbia, Maryland, New Jersey, Ohio, Virginia and West Virginia ("the Region") if the state offers reciprocal rights to savings institutions located in Pennsylvania.

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

PFC's income tax returns for calendar 2002, 2003 and 2004 have been filed with the IRS and are open to examination. However, PFC has not yet been advised by the IRS if an examination will be performed. All income tax returns for calendar 2001 and prior years have been either accepted as filed or settled with the IRS with such settlements not resulting in a significant charge to income.

STATE TAXATION

For state tax purposes, Parkvale reports its income and expenses on the accrual basis of accounting and files its tax returns on a calendar year basis. The Bank is subject to Ohio Franchise taxes, West Virginia Income Taxes and the Pennsylvania Mutual Thrift Institutions Tax ("MTIT"). The Ohio Franchise tax is based on assets as of January 1 of each year and is not considered an income tax. The MTIT is imposed at the rate of 11.5% on net income computed substantially in accordance with generally accepted accounting principles ("GAAP"). Under the Mutual Thrift Institution Act, Parkvale is not subject to any state or local taxes except for the Ohio, West Virginia and MTIT taxes described above and taxes imposed upon real estate and the transfer thereof.

See Note H of Notes to Consolidated Financial Statements for additional information regarding federal and state taxation.

ITEM 2. PROPERTIES.

Parkvale presently conducts its business from its leased main office building and 45 branch offices located in the Tri State area. Parkvale owns the building and land for 20 of its offices and leases its remaining 25 offices. Such leases expire through 2026. PMC leases facilities outside of Pennsylvania for two loan origination centers. At June 30, 2005, Parkvale's land, building and equipment had a net book value of $13.1 million.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The information required herein is incorporated by reference on pages 19 and 41 of PFC's 2005 Annual Report.

      No equity securities were sold by PFC during the past three years that were not registered under the Securities Act of 1933. For information regarding equity compensatin shares, see Item 12 of this Form 10-K.

(b)   Not Applicable

(c) During the year ended June 30, 2005, Parkvale purchased 2,650 shares at an average price per share of $26.55.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any "affiliated purchaser," as defined in section 240.10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

                                                       Total Number of
                                                     Shares Purchased as     Maximum Number of
                         Total Number    Average       Part of Publicly    Shares that May Yet Be
                          of Shares     Price Paid     Announced Plans      Purchased Under the
Period                    Purchased     Per Share        or Programs        Plans or Programs (1)
----------------         ------------   ----------   -------------------   ----------------------
April 1-30, 2005             -              -                 -                  215,750
May 1-31, 2005               -              -                 -                  215,750
June 1-30, 2005              -              -                 -                  215,750

(1) The repurchase program approved on June 19, 2003 scheduled to expire on June 30, 2005 was extended on June 16, 2005 to expire on June 30, 2006.

ITEM 6. SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 1 of PFC's 2005 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 4 to 12 of PFC's 2005 Annual Report.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required herein is incorporated by reference from pages 4 to 12 of PFC's 2005 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 13 to 33 of PFC's 2005 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 6, 2004, Ernst and Young, LLP ("E&Y") informed Parkvale that it had resigned as the independent accountants for Parkvale for the fiscal year ending June 30, 2004. E&Y and Parkvale were not able to agree on financial arrangements for proposed audit services. The reports of E&Y on Parkvale's financial statements for fiscal year 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. On February 5, 2004, Parkvale's Audit Finance Committee approved Parente Randolph, LLC of Pittsburgh, Pennsylvania as the new independent public accountants for the fiscal year ending June 30, 2004.

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

Management's internal control report on page 32 of PFC's 2005 Annual Report is incorporated by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 5 to 12 of the definitive proxy statement of the Corporation for the 2005 Annual Meeting of Stockholders, which will be filed on or before September 19, 2005 (the "definitive proxy statement").

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

The following table provides Equity Compensation Plan information as of June 30, 2005 with respect to shares of Parkvale Common Stock that may be issued under our existing equity compensation plans, which consists of the 1993 Directors' Stock Option Plan, the 1993 Key Employee Stock Compensation Program and the 2004 Stock Incentive Plan.

                                                                                   Number of securities
                                 Number of Securities      Weighted-average       remaining available for
                                  to be issued upon       exercise price of        future issuance under
                                    exercise of             outstanding            equity compensation
                                 outstanding options,     options, warrants     plans (excluding securities
                                warrants and rights(a)      and rights(b)       reflected in column (a)(c))
Equity compensation plans               318,383             $   21.21                   279,000
 approved by security holders
Equity compensation plans not                 -                     -                         -
 approved by security holders
                                        -------             ---------                   -------
Total                                   318,383             $   21.21                   279,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is incorporated by reference from page 18 to 19 of the definitive proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference from page 20 of the definitive proxy statement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) DOCUMENTS FILED AS PART OF THIS REPORT

(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                                                                                  Page
                                                                                --------
Consolidated Statements of Financial Condition at June 30, 2005 and 2004           13
Consolidated Statements of Operations for each of the three years
         in the period ended June 30, 2005                                         14
Consolidated Statements of Cash Flows for each of the three years
         in the period ended June 30, 2005                                         15
Consolidated Statements of Shareholders' Equity for each of the three years
         in the period ended June 30, 2005                                         16
Notes to Consolidated Financial Statements                                      17 to 31
Report of Independent Registered Public Accounting Firm                            32
Management's Report on Internal Control Over Financial Reporting                   32
Report of Former Independent Registered Public Accounting Firm                    * *

(2) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.

No.     Exhibits                                                                   Page
---     --------                                                                   ----
3(a)    Articles of Incorporation                                                    *

3(b)    Bylaws                                                                       &

4       Common Stock Certificate                                                     *

10(a)   1993 Key Employee Stock Compensation Program                                 x

10(b)   1993 Directors' Stock Option Plan                                            &

10(c)   Consulting Agreement with Robert D. Pfischner                                ~

10(d)   Employment Agreement with Robert J. McCarthy, Jr.                            #
10(e)   Change in Control Severance Agreement with Timothy G. Rubritz                @
10(e)1  Change in Control Severance Agreement with Gail B. Anwyll                   @@

10(f)   Executive Deferred Compensation Plan                                         &

10(g) Supplemental Employee Benefit Plan                                           +

13    Excerpts of the 2005 Annual Report to Shareholders filed herewith. Such
      Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission ("the SEC") only and is not deemed to be "filed" as part of this Form 10-K.

22    Subsidiaries of Registrant                                                   18
      Reference is made to Item 1. Business - Subsidiaries for the required information

23    Consent of Independent Registered Public Accounting Firm                     C-1
      Consent of Former Independent Registered Public Accounting Firm              C-2

31.1  Certification of Chief Executive Officer pursuant to Rule
      13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 31.1)

31.2  Certification of Chief Financial Officer pursuant to Rule
      13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 31.2)

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 32.1)

* Incorporated by reference to the Registrant's Form 8-B filed with the SEC on January 5, 1989.

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

@@ Incorporated by reference to Form 8-K filed by the Registrant with the SEC on February 23, 2005.

(b)   REPORTS ON FORM 8-K

(b)   See (a) (2) above for all exhibits filed herewith and the Exhibit Index.

(c) There are no other financial statements and financial statement schedules, which were excluded from the Annual Report to Shareholders, which are required to be included herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PARKVALE FINANCIAL CORPORATION

Date: September 6, 2005                        By: /s/ Robert J. McCarthy, Jr.
                                                    ---------------------------
                                                    Robert J. McCarthy, Jr.
                                                    Director, President and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr.                         September 6, 2005
---------------------------                         -----------------
Robert J. McCarthy, Jr.,                                   Date
Director, President and
Chief Executive Officer

/s/ Timothy G. Rubritz                              September 6, 2005
-----------------------                             -----------------
Timothy G. Rubritz,                                        Date
Vice President - Treasurer
(Chief Financial & Accounting Officer)

/s/ Robert D. Pfischner                             September 6, 2005
-----------------------                             -----------------
Robert D. Pfischner, Chairman of the Board                 Date

/s/ Fred P. Burger, Jr.                             September 6, 2005
----------------------                              -----------------
Fred P. Burger, Jr., Director                              Date

/s/ Andrea F. Fitting                               September 6, 2005
---------------------                               -----------------
Andrea F. Fitting, Director                                Date

/s/ Patrick J. Minnock                              September 6, 2005
----------------------                              -----------------
Patrick J. Minnock, Director                               Date

/s/ Harry D. Reagan                                 September 6, 2005
-------------------                                 -----------------
Harry D. Reagan, Director                                  Date