Form 10-Q
period 2005-09-30
PARKVALE FINANCIAL CORP
filed 2005-10-28
CIK 820907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

       Registrant's telephone number, including area code: (412) 373-7200

Indicate by check mark whether the registrant (1) has filed all reports required be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No
                      -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

The closing sales price of the Registrant's Common Stock on October 25, 2005 was $27.42 per share.

Number of shares of Common Stock outstanding as of October 25, 2005 was 5,629,893.

PARKVALE FINANCIAL CORPORATION

INDEX

                                                                            Page
                                                                           -----
Part I. Financial Information

Item 1.

Consolidated Statements of Financial Condition as of September 30, 2005
   and June 30, 2005                                                           3

Consolidated Statements of Operations for the three months ended
   September 30, 2005 and 2004                                                 4

Consolidated Statements of Cash Flows for the three months ended
   September 30, 2005 and 2004                                               5-6

Consolidated Statements of Shareholders' Equity for the three months
   ended September 30, 2005                                                    6

Notes to Unaudited Interim Consolidated Financial Statements                 7-9

Item 2.

Management's Discussion and Analysis of Financial Condition and Results
   of Operations                                                           10-15

Item 3.

Quantitative and Qualitative Disclosures about Market Risk                    15

Item 4.

Controls and Procedures                                                       15

Part II - Other Information                                                   16

Signatures                                                                    17

Item 1.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                             SEPTEMBER 30,    June 30,
                                                                  2005          2005
                                                             -------------   ----------
                                                              (unaudited)     (audited)
                          ASSETS
Cash and noninterest earning deposits                          $   25,716    $   26,040
Federal funds sold                                                 65,000        81,000
                                                               ----------    ----------
Cash and cash equivalents                                          90,716       107,040
Interest-earning deposits in other banks                            6,137         9,474
Investment securities available for sale (cost of
   $27,456 at September 30 and $24,682 at June 30)                 27,711        25,022
Investment securities held to maturity (fair value
   of $449,562 at September 30 and $459,645 at June 30)           453,033       460,080
Loans, net of allowance of $15,150 at September 30
   and $15,188 at June 30                                       1,196,538     1,198,070
Foreclosed real estate, net                                         1,045         1,654
Office properties and equipment, net                               12,887        13,053
Goodwill                                                           25,634        25,634
Intangible assets                                                   7,248         7,487
Prepaid expenses and other assets                                  27,722        28,330
                                                               ----------    ----------
      Total Assets                                             $1,848,671    $1,875,844
                                                               ==========    ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                       $1,447,590    $1,478,335
Advances from Federal Home Loan Bank                              227,084       217,141
Trust preferred securities                                         32,200        32,200
Other debt                                                         17,694        23,116
Escrow for taxes and insurance                                      3,513         6,511
Other liabilities                                                   5,511         5,570
                                                               ----------    ----------
      Total Liabilities                                         1,733,592     1,762,873
                                                               ----------    ----------

SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value; 5,000,000
   shares authorized; 0 shares issued)                                 --            --
Common stock ($1.00 par value; 10,000,000 shares
   authorized; 6,734,894 shares issued)                             6,735         6,735
Additional paid in capital                                          3,473         3,536
Treasury stock at cost (1,102,903 shares at September 30
   and 1,112,948 at June 30)                                      (21,571)      (21,680)
Accumulated other comprehensive income                                176           216
Retained earnings                                                 126,266       124,164
                                                               ----------    ----------
      Total Shareholders' Equity                                  115,079       112,971
                                                               ----------    ----------
      Total Liabilities and Shareholders' Equity               $1,848,671    $1,875,844
                                                               ==========    ==========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                             ------------------
                                               2005       2004
                                             --------   -------
                                                 (unaudited)
Interest Income:
   Loans                                      $16,341   $13,034
   Investments                                  4,536     4,227
   Federal funds sold                             775       243
                                              -------   -------
Total interest income                          21,652    17,504
                                              -------   -------
Interest Expense:
   Deposits                                     8,725     7,161
   Borrowings                                   2,899     2,359
   Trust preferred securities                     592       339
                                              -------   -------
Total interest expense                         12,216     9,859
                                              -------   -------
Net interest income                             9,436     7,645
Provision for loan losses                         136        57
                                              -------   -------
Net interest income after
   provision for loan losses                    9,300     7,588
                                              -------   -------
Noninterest Income:
   Service charges on deposit accounts          1,589     1,254
   Other fees and service charges                 339       321
   Gain on sale of assets                          --        14
   Miscellaneous                                  355       314
                                              -------   -------
Total other income                              2,283     1,903
                                              -------   -------
Noninterest Expenses:
   Compensation and employee benefits           3,698     3,226
   Office occupancy                             1,262     1,009
   Marketing                                      139        83
   Office supplies, telephone, and postage        451       355
   Miscellaneous                                1,290     1,011
                                              -------   -------
Total other expenses                            6,840     5,684
                                              -------   -------
Income before income taxes                      4,743     3,807
Income tax expense                              1,515     1,179
                                              -------   -------
Net income                                    $ 3,228   $ 2,628
                                              =======   =======
Net income per share:
   Basic                                      $  0.57   $  0.47
   Diluted                                    $  0.57   $  0.47

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                            --------------------
                                               2005       2004
                                            ---------   --------
Cash flows from operating activities:            (unaudited)
Interest received                           $  23,113   $ 18,789
Loan premiums paid                                (82)       (59)
Other fees and commissions received             2,167      1,769
Interest paid                                 (12,247)    (9,837)
Cash paid to suppliers and others              (6,870)    (4,294)
Income taxes paid                              (1,395)      (350)
                                            ---------   --------

Net cash provided by operating activities       4,686      6,018

Cash flows from investing activities:
Proceeds from maturities of investment
   securities                                  22,247     94,960
Purchase of investment securities
   available for sale                          (1,906)       (74)
Purchase of investment securities held to
   maturity                                   (16,285)   (31,987)
Maturity of deposits in other banks             3,337      6,098
Purchase of loans                             (37,709)   (61,997)
Proceeds from sales of loans                      982      1,209
Principal collected on loans                   75,982     87,044
Loans made to customers, net of loans
   in process                                 (37,210)   (39,478)
Other                                            (232)       845
                                            ---------   --------

Net cash provided by investing activities       9,206     56,620

Cash flows from financing activities:
Net (decrease) in checking and savings
   accounts                                   (11,796)    (5,233)
Net (decrease) in certificates of deposit     (18,916)   (18,275)
Proceeds from FHLB advances                    10,000     10,000
Repayment of FHLB advances                         (6)       (94)
Net increase (decrease) in other
   borrowings                                  (5,423)     3,740
Decrease in borrowers' advances for taxes
   and insurance                               (2,997)    (3,185)
Cash dividends paid                            (1,124)    (1,117)
Proceeds from stock option exercise               138         28
Acquisition of treasury stock                     (92)       (70)
                                            ---------   --------

Net cash used in financing activities         (30,216)   (14,206)
                                            ---------   --------
Net increase (decrease) in cash and cash
   equivalents                                (16,324)    48,432

Cash and cash equivalents at beginning of
   period                                     107,040     37,814
                                            ---------   --------

Cash and cash equivalents at end of period  $  90,716   $ 86,246
                                            =========   ========

                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                             --------------------------------
                                                                                      2005     2004
                                                                                     ------   ------
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                           $3,228   $2,628
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                        637      411
   Accretion and amortization of loan fees and discounts                                349      650
   Loan fees collected and deferred (premiums paid)                                    (150)     (59)
   Provision for loan losses                                                            136       57
   Gain on sale of assets                                                                --      (14)
   Decrease in accrued interest receivable                                            1,041      568
   (Increase) decrease in other assets                                                 (420)     490
   Increase in accrued interest payable                                                   6    1,265
   (Decrease) increase in other liabilities                                            (141)      22
                                                                                     ------   ------
   Total adjustments                                                                  1,458    3,390
                                                                                     ------   ------
Net cash provided by operating activities                                            $4,686   $6,018
                                                                                     ======   ======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $160,000 for the three months ended September 30, 2005 and $31,000 for the three months ended September 30, 2004.

                         PARKVALE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
                    (Dollars in thousands, except share data)

                                                                                      Accumulated
                                                             Additional                  Other                      Total
                                                    Common     Paid-in    Treasury   Comprehensive   Retained   Shareholders'
                                                     Stock     Capital      Stock        Income      Earnings       Equity
                                                    ------   ----------   --------   -------------   --------   -------------
Balance, June 30, 2005                              $6,735     $3,536     ($21,680)       $216       $124,164      $112,971

Net income, three months ended September 30, 2005                                                       3,228         3,228

Accumulated other comprehensive income:
   Change in unrealized gain on securities,
      net of deferred tax benefit of $23                                                   (40)                         (40)
                                                                                                                   --------
      Comprehensive income                                                                                            3,188

Treasury stock purchased                                                       (92)                                     (92)

Dividends on common stock at $0.20 per share                                                           (1,126)       (1,126)

Exercise of stock options                                         (63)         201                                      138
                                                    ------     ------     --------        ----       --------      --------
Balance, September 30, 2005                         $6,735     $3,473     ($21,571)       $176       $126,266      $115,079
                                                    ======     ======     ========        ====       ========      ========

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations

The statements of operations for the three months ended September 30, 2005 and 2004 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for fiscal 2006. The Annual Report on Form 10-K for the year ended June 30, 2005 contains additional information and should be read in conjunction with this report.

Loans

Loans are summarized as follows:

                                                               SEPTEMBER 30,    June 30,
                                                                    2005          2005
                                                               -------------   ----------
Mortgage loans:
   Residential:
      1-4 Family                                                $  804,474     $  807,753
      Multifamily                                                   29,247         29,920
   Commercial                                                      108,974        109,146
   Other                                                            22,747         22,448
                                                                ----------     ----------
                                                                   965,442        969,267
Consumer loans                                                     188,707        187,807
Commercial business loans                                           49,451         48,302
Loans on savings accounts                                            5,669          5,611
                                                                ----------     ----------
                                                                 1,209,269      1,210,987
Less: Loans in process                                                 157            418
      Allowance for loan losses                                     15,150         15,188
      Unamortized discount (premiums) and deferred loan fees        (2,576)        (2,689)
                                                                ----------     ----------
Loans, net                                                      $1,196,538     $1,198,070
                                                                ==========     ==========

Included in the $188,707 of consumer loans are $229 of unsecured credit card loans that are classified as available-for-sale. At September 30, 2005, the market value of these loans is approximately $229.

The following summarizes the activity in the allowance for loan losses for the three months ended September 30:

                                                   2005      2004
                                                 -------   -------
Beginning balance                                $15,188   $13,808
Provision for losses - mortgage loans                 43        32
Provision (credit) for losses - consumer loans        43        (5)
Provision for losses - commercial loans               50        30
Loans recovered                                        9         5
Loans charged off                                   (183)      (48)
                                                 -------   -------
Ending balance                                   $15,150   $13,822
                                                 =======   =======

Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the three months ended September 30, 2005 and 2004, total comprehensive income amounted to $3,188 and $2,672, respectively.

(Dollar amounts in thousands, except share data)

Earnings Per Share ("EPS")

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

                                                                2005         2004
                                                             ----------   ----------
Numerator for basic and diluted earnings per share:
   Net Income                                                $    3,228   $    2,628
Denominator:
   Weighted average shares for basic earnings per share       5,628,141    5,580,097
   Effect of dilutive stock options                              69,021       62,694
                                                             ----------   ----------
   Weighted average shares for dilutive earnings per share    5,697,162    5,642,791
                                                             ==========   ==========
Net income per share:
   Basic                                                     $     0.57   $     0.47
   Diluted                                                   $     0.57   $     0.47
Dividends per share                                          $     0.20   $     0.20

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addresses the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise's equity instruments that may be settled by the issuance of such equity instruments. Under FAS 123R, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance permits the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The revised statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement eliminates the alternative to use the intrinsic value method of accounting. This statement requires the use of fair value recognition principles. This statement did not have a significant impact on Parkvale's results of operations, which became effective for Parkvale on July 1, 2005.

Acquisition

On December 31, 2004, Parkvale completed the acquisition of 100% of the voting equity interests of Advance Financial Bancorp ("AFB" or "Advance"). The acquisition of loans and deposits complements Parkvale's existing portfolio and expanded the branch network into a new area west of the existing footprint in southwestern Pennsylvania. Advance Financial Savings Bank operated seven branch office locations in Belmont and Jefferson Counties in Ohio and Brooke County, West Virginia, which are now operated as Parkvale Bank offices. The acquisition was accounted for as a purchase business combination, and Advance's operations were included in the consolidated statement of operations effective January 1, 2005. Advance shareholders received $26 per share in cash or an aggregate $35,970. Payments to former option holders and transaction costs increased the total consideration paid to $38,700. The fair value of assets acquired included $51,071 of investments and cash and $250,900 of loans with $268,703 of deposits assumed. Core deposit intangibles valued at $4,611 represent 4.7% of core deposit accounts and the premium's expected amortization period is 8.94 years. The resulting goodwill of $18,100 is not subject to periodic amortization.

New Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Corporation's fiscal 2004 Form 10-K. In March 2004, the EITF issued a Consensus on EITF 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. On September 30, 2004, the FASB delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. PFC does not expect this EITF to have a significant impact on Parkvale's financial statements.

Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections, "replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for reporting of a change in accounting principle. This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable. Statement No. 154 is effective for fiscal years beginning after December 15, 2005, with earlier application permitted.

Item 2.

                         PARKVALE FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation's consolidated financial condition and results of operations consist almost entirely of Parkvale Bank's financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. These are unaudited financial statements and, as such, are subject to year-end audit review.

FORWARD-LOOKING STATEMENTS:

In addition to historical information, this Form 10-Q may contain forward-looking statements. We have made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When we use words such as believe, expect, anticipate, or similar expressions, we are making forward-looking statements.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed in our forward-looking statements contained in this document. These factors include the following: operating, legal and regulatory risks; economic, political and competitive forces affecting our businesses; and the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

The Corporation's critical accounting policies and judgments disclosures are contained in the June 30, 2005 Parkvale Financial Corporation's Annual Report printed in September 2005. Management believes that there have been no material changes since June 30, 2005. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

(Dollar amounts in thousands, except per share data)

                                                         SEPTEMBER 30,
                                                   -----------------------
BALANCE SHEET DATA:                                   2005         2004
-------------------                                ----------   ----------
Total assets                                       $1,848,671   $1,602,235
Loans, net                                          1,196,538    1,029,971
Interest-earning deposits and federal funds sold       71,137       72,449
Total investments                                     480,744      434,687
Deposits                                            1,447,590    1,258,463
FHLB advances                                         227,084      180,999
Shareholders' equity                                  115,079      106,198
Book value per share                               $    20.43   $    19.03

Statistical Profile:

                                         THREE MONTHS ENDED
                                          SEPTEMBER 30, (1)
                                         ------------------
                                            2005    2004
                                           -----   -----
Average yield earned on all
   interest-earning assets                  4.90%   4.53%
Average rate paid on all
   interest-bearing liabilities             2.81%   2.65%
Average interest rate spread                2.09%   1.88%
Net yield on average
   interest-earning assets                  2.13%   1.98%
Other expenses to average assets            1.46%   1.41%
Taxes to pre-tax income                    31.94%  30.97%
Return on average assets                    0.69%   0.65%
Return on average equity                   11.27%   9.92%
Average equity to average total assets      6.13%   6.57%

                                                AT SEPTEMBER 30,
                                                ----------------
                                                  2005    2004
                                                 -----   -----
One year gap to total assets                      2.05%   2.04%
Intangibles to total equity                      28.57%  10.38%
Ratio of nonperforming assets to total assets     0.36%   0.30%
Number of full-service offices                      46      39

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:

Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following:

(Dollar amounts in 000's)

                                          SEPTEMBER 30, 2005   June 30, 2005
                                          ------------------   -------------
Delinquent single-family mortgage loans         $2,603             $3,535
Delinquent other loans                           2,983              3,625
                                                ------             ------
Total nonperforming loans                        5,586              7,160
Total impaired loans                                 1                  1
Real estate owned, net                           1,045              1,654
                                                ------             ------
Total                                           $6,632             $8,815
                                                ======             ======

Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned represent 0.36% and 0.47% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at September 30, 2005 consisted of 48 single-family owner occupied homes. As of September 30, 2005, $461,000 or 17.7% of the nonaccrual mortgage loans totaling $2.6 million were purchased from others. The $461,000 of the delinquent loans purchased by others are comprised of three loans which management believes are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $132,000 at September 30, 2005 and $144,000 at June 30, 2005. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $1,000 of loans classified as impaired at September 30, 2005 and at June 30, 2005. The average recorded investment in impaired loans is $1,000 at September 30, 2005. The amount of interest income that was not recognized was under $1,000 for the September 30, 2005 quarter. Impaired assets include $1.0 million of foreclosed real estate as of September 30, 2005. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate primarily consists of 1-4 family single-family dwellings with $382,000 of commercial real estate at September 30, 2005.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses was $15.2 million at September 30, 2005, $15.2 million at June 30, 2005 and $13.8 million at September 30, 2004 or 1.25%, 1.25% and 1.33% of gross loans at September 30, 2005, June 30, 2005 and September 30, 2004. The net dollar increase in the allowance at September 30, 2005 compared to September 30, 2004 includes $1.9 million related to the AFB acquisition. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

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

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold decreased $16 million or 19.8% from June 30, 2005 to September 30, 2005. Investment securities held to maturity decreased $7.0 million or 1.5% and loans decreased $1.5 million or 0.1% from June 30, 2005 to September 30, 2005. Deposits decreased $30.7 million or 2.1% from June 30, 2005 to September 30, 2005. Advances from the Federal Home Loan Bank increased $9.9 million or 4.6%. Escrow for taxes and insurance decreased by $3.0 million or 46.1% as a result of the remittance of property taxes to the various taxing districts. Parkvale Bank's FHLB advance available maximum borrowing capacity is $812.4 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $115.1 million or 6.2% of total assets at September 30, 2005. A stock repurchase program, extended in June 2005, permits the purchase of 3.8% of outstanding stock or 215,750 shares during fiscal 2006 at prevailing prices in open-market transactions. Through September 30, 2005, 3,380 shares were purchased at an average price of $27.25 per share, representing 1.6% of the currently authorized program. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2005, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.21% and 12.17%, respectively.

The regulatory capital ratios for Parkvale Bank at September 30, 2005 are calculated as follows:

                                                Tier I       Tier I       Tier II
                                                 Core      Risk-Based   Risk-Based
                                                Capital      Capital      Capital
                                              ----------   ----------   ----------
Equity Capital (1)                            $  145,756   $  145,756   $  145,756
Less non-allowable intangible assets             (32,882)     (32,882)     (32,882)
Less unrealized securities gains                    (178)        (178)        (178)
Plus permitted valuation allowances (2)                -            -       12,952
Plus allowable unrealized holding gains (3)            -            -          126
                                              ----------   ----------   ----------
   Total regulatory capital                      112,696      112,696      125,774
Minimum required capital                          73,200       41,372       82,745
                                              ----------   ----------   ----------
   Excess regulatory capital                  $   39,496   $   71,324   $   43,029
   Adjusted total assets                      $1,830,009   $1,034,311   $1,034,311
Regulatory capital as a percentage                  6.16%       10.90%       12.16%
Minimum capital required as a percentage            4.00%        4.00%        8.00%
                                              ----------   ----------   ----------
Excess regulatory capital as a percentage           2.16%        6.90%        4.16%
                                              ==========   ==========   ==========
Well capitalized requirement                        5.00%        6.00%       10.00%
                                              ==========   ==========   ==========

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2005.

(2)  Limited to 1.25% of risk adjusted total assets.

(3)  Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

For the three months ended September 30, 2005, Parkvale reported net income of $3.2 million or $0.57 per diluted share, up 21.8%, compared to net income of $2.6 million or $0.47 per diluted share for the quarter ended September 30, 2004. The $600,000 increase in net income for the September 2005 quarter reflects increased margins on net earning assets, offset by an increase in non-interest expense. Net interest income increased to $9.4 million from $7.6 million for the prior period. Return on average equity was 11.27% for the September 2005 quarter compared to 9.92% for the September 2004 quarter.

INTEREST INCOME:

Parkvale had interest income of $21.7 million during the three months ended September 30, 2005 versus $17.5 million during the comparable period in 2004. The $4.2 million increase is the result of a 37 basis point increase in the average yield from 4.53% in 2004 to 4.90% in 2005 coupled with a $222.7 million or 14.4% increase in the average balance of interest-earning assets primarily due to the AFB acquisition. Interest income from loans increased by $3.3 million due to an increase in the average outstanding loan balances of $180 million or 17.8% along with an increase of 33 basis points in the average yield from 5.15% in 2004 to 5.48% in 2005. Investment interest income increased by $309,000 or 7.3% due to an increase of $20.8 million or 4.5% in the average balance and a 10 basis point increase in the average yield from 3.63% in 2004 to 3.73% in 2005. Interest income earned on federal funds sold increased $532,000 or 218.9% from the 2004 quarter due to an increase in the average balance of $21.7 million or 32.6%, and by a 206 basis point increase in the average yield from 1.46% in 2004 to 3.52% in 2005. The weighted average yield on all interest earning assets was 4.95% at September 30, 2005 and 4.54% at September 30, 2004.

INTEREST EXPENSE:

Interest expense increased $2.4 million or 23.9% from the 2004 to the 2005 quarter. The increase was due to a 16 basis point increase in the average rate paid on deposits and borrowings from 2.65% in 2004 to 2.81% in 2005 and by an increase in the average deposits and borrowings of $251.6 million or 16.9% primarily due to the AFB acquisition. At September 30, 2005, the average rate payable on liabilities was 2.43% for deposits, 4.82% for borrowings, 7.48% for trust-preferred securities and 2.86% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The quarterly provision for loan losses increased by $79,000 in 2005 compared to 2004. Aggregate valuation allowances were 1.25% of gross loans at both September 30, 2005 and June 30, 2005.

Nonperforming loans and real estate owned were $6.6 million, $8.8 million and $4.8 million at September 30, 2005, June 30, 2005 and September 30, 2004, representing 0.36%, 0.47% and 0.30% of total assets at the respective balance sheet dates. Total loan loss allowance at September 30, 2005 was $15.2 million. Management considers loan loss allowance sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.

OTHER INCOME:

Total other income increased by $380,000 or 20.0% in 2005 due mainly to an increase of $335,000, or 26.7% for service charges on deposit accounts for all types of products and services.

OTHER EXPENSE:

Total other expense increased by $1.2 million or 20.3% for the three months ended September 30, 2005. This increase is due principally to increases in compensation of $472,000, or 14.6%, office occupancy of $253,000, or 25.1% and miscellaneous expense of $279,000, or 27.6%. Compensation increased due to additional employees gained through the AFB acquisition. Office occupancy expense and office supplies increased due to the addition of the seven AFB branch offices acquired. Miscellaneous expense increased primarily due to an increase of data processing expense related to the AFB acquisition and enhancements to products and services. Annualized noninterest expense as a percentage of average assets were 1.46% for the quarter ended September 30, 2005 compared to 1.41% for the quarter ended September 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk Quantitative and qualitative disclosures about market risk are presented at June 30, 2005 in Item 7A of Parkvale Financial Corporation's Form 10-K, filed with the SEC on September 13, 2005. Management believes that there have been no material changes in Parkvale's market risk since June 30, 2005.

Item 4. Controls and Procedures

        Disclosure controls and procedures are monitored and supervised by the Registrant's management, including the CEO and CFO, regarding the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. The Registrant's management, including the CEO and CFO, concluded that the Registrant's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) No equity securities were sold by PFC during the period covered by this report that were not registered under the Securities Act of 1933.

(b)  Not Applicable

(c) During the quarter ended September 30, 2005, Parkvale purchased 3,380 shares at an average price per share of $27.25.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any "affiliated purchaser", as defined in section
240. 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

                                                     Total Number of
                                                   Shares Purchased as      Maximum Number of
                       Total Number     Average      Part of Publicly    Shares that May Yet Be
                         of Shares    Price Paid     Announced Plans       Purchased Under the
Period                   Purchased     Per Share       or Programs        Plans or Programs (1)
------                 ------------   ----------   -------------------   ----------------------
July 1-31, 2005               --            --               --                  215,750
August 1-31, 2005             --            --               --                  215,750
September 1-30, 2005       3,380         27.25            3,380                  212,370

(1) The repurchase program approved on June 19, 2003 is now scheduled to expire on June 30, 2006.

Item 3. Defaults Upon Senior Securities                                     None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The 2005 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 27, 2005. Of 5,635,371 shares eligible to vote, 94.6% or 5,331,048 were voted by proxy.

(b) The shareholders voted to re-elect the nominees for director, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Fred P. Burger, Jr. as director were 5,214,464 shares in favor and 116,584 shares withheld. The results for the re-election of Harry D Reagan as director were 5,028,681 shares in favor and 302,367 shares withheld.

(c) The recommendation by the Board of Directors to ratify the appointment of Parente Randolph, LLC as the Corporation's independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 5,314,111 shares in favor, 11,855 shares against and 5,082 shares abstaining.

Item 5. Other Information                                                   None

Item 6. Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 31.1)

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 31.2)

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (as furnished as Exhibit 32.1)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Parkvale Financial Corporation


DATE: October 28, 2005                  By: /s/ Robert J. McCarthy, Jr.
                                            ------------------------------------
                                            Robert J. McCarthy, Jr.
                                            President and Chief Executive
                                            Officer


DATE: October 28, 2005                  By: /s/ Timothy G. Rubritz
                                            ------------------------------------
                                            Timothy G. Rubritz
                                            Vice President, Treasurer and
                                            Chief Financial Officer