Form 10-Q
period 2005-12-31
PARKVALE FINANCIAL CORP
filed 2006-02-08
CIK 820907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
COMMISSION FILE NO: 0-17411
PARKVALE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1556590
(State of incorporation)	(I.R.S. Employer
Identification Number)

4220 William Penn Highway, Monroeville, Pennsylvania 15146

(Address of principal executive offices; zip code)
Registrant’s telephone number, including area code: (412) 373-7200
Indicate by check mark whether the registrant (1) has filed all reports required be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
The closing sales price of the Registrant’s Common Stock on January 31, 2006 was $27.90 per share.
Number of shares of Common Stock outstanding as of January 31, 2006 was 5,640,844.

PARKVALE FINANCIAL CORPORATION
INDEX

Page
Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of December 31, 2005 and June 30, 2005	3

Consolidated Statements of Operations for the three and six months ended December 31, 2005 and 2004	4

Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004	5-6

Consolidated Statements of Shareholders’ Equity for the six months December 31, 2005	6

Notes to Interim Consolidated Financial Statements	7-10

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.
Controls and Procedures	17

Part II — Other Information	18

Signatures	19

Exhibits	20-22
EX-31.1
EX-31.2
EX-32.1

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	December 31,	June 30,
	2005	2005
ASSETS
Cash and noninterest earning deposits	$34,306	$26,040
Federal funds sold	52,000	81,000

Cash and cash equivalents	86,306	107,040
Interest-earning deposits in other banks	6,738	9,474
Investment securities available for sale (cost of $26,026 at December 31 and $24,682 at June 30)	26,070	25,022
Investment securities held to maturity (fair value of $417,624 at December 31 and $459,645 at June 30)	422,179	460,080
Loans, net of allowance of $15,008 at December 31 and $15,188 at June 30	1,228,728	1,198,070
Foreclosed real estate, net	1,092	1,654
Office properties and equipment, net	13,096	13,053
Goodwill	25,634	25,634
Intangible assets	7,010	7,487
Prepaid expenses and other assets	27,436	28,330

Total Assets	$1,844,289	$1,875,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,435,680	$1,478,335
Advances from Federal Home Loan Bank	226,997	217,141
Trust preferred securities	32,200	32,200
Other debt	20,105	23,116
Escrow for taxes and insurance	6,073	6,511
Other liabilities	6,093	5,570

Total Liabilities	1,727,148	1,762,873

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 0 shares issued)	—	—
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid in capital	3,540	3,536
Treasury stock at cost (1,102,564 shares at December 31 and 1,112,948 at June 30)	(21,584)	(21,680)
Accumulated other comprehensive income	71	216
Retained earnings	128,379	124,164

Total Shareholders’ Equity	117,141	112,971

Total Liabilities and Shareholders’ Equity	$1,844,289	$1,875,844

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Interest income:
Loans	$16,765	$12,941	$33,106	$25,975
Investments	4,537	4,264	9,073	8,491
Federal funds sold	701	377	1,476	620

Total interest income	22,003	17,582	43,655	35,086

Interest expense:
Savings deposits	8,921	7,064	17,646	14,225
Borrowings	2,990	2,486	5,889	4,845
Trust preferred securities	632	363	1,224	702

Total interest expense	12,543	9,913	24,759	19,772

Net interest income	9,460	7,669	18,896	15,314
Provision for loan losses	146	54	282	111

Net interest income after provision for losses	9,314	7,615	18,614	15,203

Noninterest Income:
Service charges on deposit accounts	1,576	1,436	3,165	2,690
Other fees and service charges	307	169	646	490
Gain on sale of assets	24	—	24	14
Other	342	269	697	583

Total other income	2,249	1,874	4,532	3,777

Noninterest Expenses:
Compensation and employee benefits	3,667	3,053	7,365	6,279
Office occupancy	1,285	980	2,547	1,989
Marketing	146	102	285	185
FDIC insurance	48	46	98	93
Office supplies, telephone and postage	456	399	907	754
Other	1,188	956	2,428	1,920

Total other expenses	6,790	5,536	13,630	11,220

Income before income taxes	4,773	3,953	9,516	7,760
Income tax expense	1,533	1,241	3,048	2,420

Net income	$3,240	$2,712	$6,468	$5,340

Net income per share:
Basic	$0.58	$0.49	$1.15	$0.96
Diluted	$0.57	$0.48	$1.14	$0.95

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six months ended
	December 31,
	2005	2004
Cash flows from operating activities:
Interest received	$44,316	$36,333
Loan fees received (premiums paid)	(107)	(194)
Other fees and commissions received	4,274	3,526
Interest paid	(24,857)	(19,742)
Cash paid to suppliers and others	(10,823)	(10,278)
Income taxes paid	(3,102)	(1,470)

Net cash provided by operating activities	9,701	8,175

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	1,411	—
Proceeds from maturities of investment securities	65,002	159,570
Purchase of investment securities held to maturity	(30,147)	(132,133)
Maturity of deposits in other banks	2,736	659
Purchase of loans	(95,747)	(61,997)
Proceeds from sales of loans	1,395	1,643
Principal collected on loans	132,476	167,287
Loans made to customers, net of loans in process	(68,441)	(79,105)
Payment for acquisition of Advance Financial, net of cash acquired	—	(12,780)
Other	(840)	768

Net cash provided by investing activities	7,845	43,912

Cash flows from financing activities:
Net (decrease) increase in checking and savings accounts	(22,395)	13,094
Net (decrease) in certificates of deposit	(20,179)	(27,515)
Proceeds from FHLB advances	10,000	10,000
Repayment of FHLB advances	(42)	(97)
Net (decrease) increase in other borrowings	(3,012)	3,541
Decrease in borrowers’ advances for taxes and insurance	(438)	(1,047)
Cash dividends paid	(2,251)	(2,233)
Proceeds from stock option exercise	195	165
Acquisition of treasury stock	(158)	(70)

Net cash used in financing activities	(38,280)	(4,162)

Net (decrease) increase in cash and cash equivalents	(20,734)	47,760

Cash and cash equivalents at beginning of period	107,040	37,814

Cash and cash equivalents at end of period	$86,306	$85,574

Reconciliation of net income to net cash provided by operating activities:

	Six months ended
	December 31,
	2005	2004
Net income	$6,468	$5,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,262	821
Accretion and amortization of loan fees and discounts	527	745
Loan fees collected and deferred and (premiums paid)	(290)	285
Provision for loan losses	282	111
Gain on sale of assets	(24)	(14)
Decrease (increase) in accrued interest receivable	6	(1,226)
Decrease (increase) in other assets	917	(1,041)
Increase in accrued interest payable	582	3,123
(Decrease) increase in other liabilities	(29)	31

Total adjustments	3,233	2,835

Net cash provided by operating activities	$9,701	$8,175

Acquisition of Advance Financial Bancorp:
Cash and cash equivalents		$23,190
Investments		27,881
Loans		252,770
Net other assets and liabilities		6,186
Deposits		(268,703)
FHLB Advances and trust preferred securities		(28,544)

Cash paid to acquire AFB		$12,780

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $756 for the six months ended December 31, 2005 and $88 for the six months ended December 31, 2004.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Capital	Stock	Income	Earnings	Equity

Balance, June 30, 2005	$6,735	$3,536	($21,680)	$216	$124,164	$112,971
Net income, six months ended December 31, 2005					6,468	6,468
Accumulated other comprehensive income:
Change in unrealized gain on securities, net of deferred tax benefit of $(91)				(130)
Reclassification adjustment, net of taxes of $(6)				(15)		(145)

Comprehensive income						6,323
Treasury stock purchased			(158)			(158)
Dividends on common stock at $0.40 per share					(2,253)	(2,253)
Exercise of stock options		4	254			258

Balance, December 31, 2005	$6,735	$3,540	($21,584)	$71	$128,379	$117,141

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
Statements of Operations
The statements of operations for the six months ended December 31, 2005 and 2004 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for fiscal 2006. The Annual Report on Form 10-K for the year ended June 30, 2005 contains additional information and should be read in conjunction with this report.
Loans
Loans are summarized as follows:

	December 31,	June 30,
	2005	2005

Mortgage loans:
Residential:
1-4 Family	$841,275	$807,753
Multifamily	28,927	29,920
Commercial	108,006	109,146
Other	22,615	22,448

	1,000,823	969,267
Consumer loans	186,001	187,807
Commercial business loans	48,988	48,302
Loans on savings accounts	5,531	5,611

	1,241,343	1,210,987
Less: Loans in process	25	418
Allowance for loan losses	15,008	15,188
Unamortized premiums and deferred loan fees	(2,418)	(2,689)

Loans, net	$1,228,728	$1,198,070

Included in the $186,001 of consumer loans are $265 of unsecured credit card loans that are classified as available-for-sale. At December 31, 2005, the market value of these loans is approximately $265.
The following summarizes the activity in the allowance for loan losses for the six months ended December 31:

	2005	2004
Beginning balance	$15,188	$13,808
Allowance for loan losses from Advance acquisition	—	1,897
Provision for losses — mortgage loans	124	41
Provision (credit) for losses — consumer loans	85	(8)
Provision for losses — commercial loans	73	78
Loans recovered	60	5
Loans charged off	(522)	(210)

Ending balance	$15,008	$15,611

Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the six months ended December 31, 2005 and 2004, total comprehensive income amounted to $6,323 and $5,426, respectively.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Earnings Per Share (“EPS”)
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31:

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Numerator for basic and diluted earnings per share:
Net income (in 000’s)	$3,240	$2,712	$6,468	$5,340
Denominator:
Weighted average shares for basic earnings per share	5,630,707	5,581,626	5,629,424	5,580,861
Effect of dilutive employee stock options	59,575	74,493	64,298	68,594

Weighted average shares for dilutive earnings per share	5,690,282	5,656,119	5,693,722	5,649,455

Net income per share:
Basic	$0.58	$0.49	$1.15	$0.96

Diluted	$0.57	$0.48	$1.14	$0.95

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addressed the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise’s equity instruments that may be settled by the issuance of such equity instruments. Under FAS 123R, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance permitted the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The revised statement eliminated the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement eliminated the alternative to use the intrinsic value method of accounting. This statement requires the use of fair value recognition principles. This statement did not have a significant impact on Parkvale’s results of operations, which became effective for Parkvale on July 1, 2005. At December 31, 2005, Parkvale does not have any unvested stock options outstanding.
Investments
U.S. Government and Agency Obligations The unrealized losses on Parkvale’s investments in U.S. Government and Agency obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Parkvale has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Parkvale does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Corporate Debt Parkvale’s unrealized loss on investments in corporate bonds relates to $5,000 of investments in Ford Motor Credit Corp, Merrill Lynch & Co. and Nationsbank Capital Trust III. The unrealized loss was primarily caused by interest rate increases. The contractual terms of those investments do not permit debtors to settle the security at a price less than the face value of the investment. The investment rating for Ford Motor Credit is below investment grade at BB-, while the remaining debt securities are considered investment grade at A+ and A, respectively. Parkvale currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because Parkvale has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, it does not consider these debentures to be other-than-temporarily impaired at December 31, 2005.
Marketable Equity Securities Parkvale’s investments in marketable equity securities consist primarily of investments in common stock of companies in various industries. Parkvale’s unrealized loss relates to a mutual fund, Franklin Adjustable US Government, specifically, $4,800 of the fair value and $240 of unrealized loss. Parkvale evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and Parkvale’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider those investments to be other-than-temporarily impaired at December 31, 2005.
Acquisition
On December 31, 2004, Parkvale completed the acquisition of 100% of the voting equity interests of Advance Financial Bancorp (“AFB” or “Advance”). The acquisition of loans and deposits complemented Parkvale’s existing portfolio and expanded the branch network into a new area west of the existing footprint in southwestern Pennsylvania. Advance Financial Savings Bank operated seven branch office locations in Belmont and Jefferson Counties in Ohio and Brooke County, West Virginia, which are now operated as Parkvale Bank offices. The acquisition was accounted for as a purchase business combination, and Advance’s operations were included in the consolidated statement of operations effective January 1, 2005. Advance shareholders received $26 per share in cash or an aggregate $35,970. Payments to former option holders and transaction costs increased the total consideration paid to $38,700. The fair value of assets acquired included $51,071 of investments and cash and $250,900 of loans with $268,703 of deposits assumed. Core deposit intangibles valued at $4,611 represent 4.7% of core deposit accounts and the premium’s expected amortization period is 8.94 years. The resulting goodwill of $18,100 is not subject to periodic amortization.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
New Accounting Pronouncements
In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections”, replacing APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changing the requirements for the accounting for reporting of a change in accounting principle. This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable. Statement No. 154 is effective for fiscal years beginning after December 15, 2005, with earlier application permitted. Parkvale adopted this statement for the second quarter of fiscal 2006. This statement has not impacted Parkvale’s financial statements.
In November 2005, the FASB issued Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination of when an investment is considered to be impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The guidance in this FSP must be applied to all reporting periods beginning after December 15, 2005. Parkvale has adopted this statement for the second quarter of fiscal 2006.

Item 2.
PARKVALE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of Parkvale Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. These are unaudited financial statements and, as such, are subject to year-end audit review.
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
The statements in this Form 10-Q that are not historical fact are forward-looking statements. Forward-looking information should not be construed as guarantees of future performance. Actual results may differ from expectations contained in such forward-looking information as a result of factors including but not limited to the interest rate environment, economic policy or conditions, federal and state banking and tax regulations and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward-looking information and could cause actual results to differ materially from management’s expectations regarding future performance.
Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of the Corporation and its subsidiaries and could cause those results to differ materially from those expressed in our forward-looking statements contained in this document. These factors include the following: operating, legal and regulatory risks; economic, political and competitive forces affecting our businesses; and the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America (US GAAP) and general practices within the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Accounting policies involving significant judgments and assumptions by management, which have or could have a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Corporation recognizes the following as critical accounting policies: Allowance for Loan Loss, Carrying Value of Investment Securities, Valuation of Foreclosed Real Estate and Carrying Value of Goodwill and Other

Intangible Assets.
The Corporation’s critical accounting policies and judgments disclosures are contained in the June 30, 2005 Parkvale Financial Corporation’s Annual Report printed in September 2005. Management believes that there have been no material changes since June 30, 2005. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.
(Dollar amounts in thousands, except per share data)
Balance Sheet Data:

	December 31,
	2005	2004
Total assets	$1,844,289	$1,913,653
Loans, net	1,228,728	1,241,342
Interest-earning deposits and federal funds sold	58,738	71,889
Total investments	448,249	497,781
Savings deposits	1,435,680	1,536,252
FHLB advances	226,997	202,340
Shareholders’ equity	117,141	107,971
Book value per share	$20.80	$19.32
Statistical Profile:

	Three Months Ended		Six Months Ended
	December 31, (1)		December 31, (1)
	2005	2004	2005	2004
Average yield earned on all interest-earning assets	5.03%	4.55%	4.96%	4.53%
Average rate paid on all interest-bearing liabilities	2.92%	2.66%	2.86%	2.65%
Average interest rate spread	2.11%	1.89%	2.10%	1.88%
Net yield on average interest-earning assets	2.16%	1.98%	2.15%	1.98%
Other expenses to average assets	1.47%	1.38%	1.47%	1.39%
Taxes to pre-tax income	32.12%	31.39%	32.03%	31.19%
Dividend payout ratio	35.12%	41.70%	35.21%	42.31%
Return on average assets	0.70%	0.67%	0.70%	0.66%
Return on average equity	11.11%	10.09%	11.19%	10.00%
Average equity to average total assets	6.33%	6.68%	6.23%	6.63%
Dividends per share	$0.20	$0.20	$0.40	$0.40

	At December 31,
	2005	2004
One year gap to total assets	-1.23%	0.44%
Intangibles to total equity	27.87%	30.94%
Capital to assets ratio	6.35%	5.64%
Ratio of nonperforming assets to total assets	0.39%	0.38%
Number of full-service offices	47	46

(1)	The applicable income and expense figures have been annualized in calculating the percentages.

Nonperforming Loans and Foreclosed Real Estate:

Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following:

(Dollar amounts in 000’s)	December 31, 2005	June 30, 2005
Delinquent single-family mortgage loans	$2,845	$3,535
Delinquent other loans	3,087	3,625

Total nonperforming loans	5,932	7,160
Total impaired loans	133	1
Real estate owned, net	1,092	1,654

Total	$7,157	$8,815

Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned represent 0.39% and 0.47% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at December 31, 2005 consisted of 55 single-family owner occupied homes. As of December 31, 2005, $435,000 or 15.3% of the nonaccrual mortgage loans totaling $2.8 million were purchased from others. The $435,000 of the delinquent loans purchased from others is comprised of two loans which management believes are well collateralized.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $140,000 at December 31, 2005 and $144,000 at June 30, 2005. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $133,000 and $1,000 of loans classified as impaired at December 31, 2005 and at June 30, 2005. The average recorded investment in impaired loans is $44,000 at December 31, 2005. The amount of interest income that was not recognized was under $39,000 for the December 31, 2005 quarter. Impaired assets include $1.1 million of foreclosed real estate as of December 31, 2005. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate normally consists of 1-4 family single-family dwellings. In addition, 5 properties of commercial real estate at December 31, 2005 are valued at $555,000.
Allowance for Loan Losses:

The allowance for loan losses was $15.0 million at December 31, 2005, $15.2 million at June 30, 2005 and $15.6 million at December 31, 2004 or 1.21%, 1.25% and 1.24% of gross loans at December 31, 2005, June 30, 2005 and December 31, 2004. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

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
Liquidity and Capital Resources:

Federal funds sold decreased $29 million or 35.8% from June 30, 2005 to December 31, 2005. Investment securities held to maturity decreased $37.9 million or 8.2% and loans increased $30.7 million or 2.6% from June 30, 2005 to December 31, 2005. Deposits decreased $42.7 million or 2.9% from June 30, 2005 to December 31, 2005. Of the $42.7 million, $18.4 million were deposits acquired from the Advance acquisition. Advances from the Federal Home Loan Bank increased $9.9 million or 4.5%. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $795.5 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.
Shareholders’ equity was $117.1 million or 6.4% of total assets at December 31, 2005. A stock repurchase program, extended in June 2005, permits the purchase of 3.8% of outstanding stock or 215,750 shares during fiscal 2006 at prevailing prices in open-market transactions. Through December 31, 2005, 5,785 shares were purchased at an average price of $27.32 per share, representing 2.7% of the currently authorized program. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution’s adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2005, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.35% and 12.42%, respectively.
The regulatory capital ratios for Parkvale Bank at December 31, 2005 are calculated as follows:

	Tier I	Tier I	Tier II
	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital

Equity Capital (1)	$147,631	$147,631	$147,631
Less non-allowable intangible assets	(32,644)	(32,644)	(32,644)
Less unrealized securities gains	(73)	(73)	(73)
Plus permitted valuation allowances (2)	—	—	12,894
Plus allowable unrealized holding gains (3)	—	—	51

Total regulatory capital	114,914	114,914	127,859
Minimum required capital	72,201	41,188	82,376

Excess regulatory capital	$42,713	$73,726	$45,483
Adjusted total assets	$1,805,013	$1,029,702	$1,029,702

Regulatory capital as a percentage	6.37%	11.16%	12.42%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	2.37%	7.16%	4.42%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended December 31, 2005.

(2)	Limited to 1.25% of risk adjusted total assets.

(3)	Limited to 45% of pretax net unrealized holding gains.

On January 18, 2006, Parkvale purchased the Parkvale Building located at the corner of Routes 22 and 48 in Monroeville. This building has served as the main office and headquarters for Parkvale Bank since 1987 and the vast majority of Parkvale’s administrative staff is employed at this location. This 40,000 square foot building was purchased from Parkvale’s former landlords at a purchase price of $4,375,000 and was funded from existing liquidity.
Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale’s liquidity, capital resources or operations.
Results of Operations — Comparison of Three Months Ended December 31, 2005 and 2004

For the three months ended December 31, 2005, Parkvale reported net income of $3.2 million or $0.57 per diluted share, up 19.5% from net income of $2.7 million or $0.48 per diluted share for the quarter ended December 31, 2004. The $528,000 increase in net income for the December 2005 quarter reflects increased margins on net earning assets, offset by an increase in non-interest expense. The improved operations include the positive effects of seven offices added with the acquisition of Advance Financial Bancorp in December 2004. Net interest income increased to $9.5 million from $7.7 million for the prior period. Return on average equity was 11.11% for the December 2005 quarter compared to 10.09% for the December 2004 quarter.
Interest Income:

Parkvale had interest income of $22.0 million during the three months ended December 31, 2005 versus $17.6 million during the comparable period in 2004. The $4.4 million or 25.2% increase is the result of a 48 basis point increase in the average yield from 4.55% in 2004 to 5.03% in 2005 and to a $202.3 million or 13.1% increase in the average balance of interest-earning assets. The increased average balances in loans and investment securities were primarily due to the AFB acquisition. Interest income from loans increased $3.8 million or 29.6% resulting from an increase in the average outstanding loan balances of $199.9 million or 19.8% and by a 42 basis point increase in the average yield from 5.13% in 2004 to 5.55% in 2005. Investment interest income increased by $273,000 or 6.4% due to an increase of $8.8 million or 1.9% in the average balance and by a 16 basis point increase in the average yield from 3.69% in 2004 to 3.85% in 2005. Interest income earned on federal funds sold increased $324,000 or 85.9% from the 2004 quarter due to a 207 basis point increase in the average yield from 2.01% in 2004 to 4.08% in 2005. This increase was offset by a decrease in the average balance of $6.4 million or 8.4%. The weighted average yield on all interest earning assets was 5.08% at December 31, 2005 and 4.52% at December 31, 2004.
Interest Expense:

Interest expense increased $2.6 million or 26.5% from the 2004 to the 2005 quarter. The increase was due to a 26 basis point increase in the average rate paid on deposits and borrowings from 2.66% in 2004 to 2.92% in 2005 and by an increase in the average deposits and borrowings of $224.8 million or 15.1%. The increase in the average balance of deposits and borrowings was due to the AFB acquisition. At December 31, 2005, the average rate payable on liabilities was 2.52% for deposits, 4.83% for borrowings, 8.04% for trust preferred securities and 2.96% for combined deposits, borrowings and trust preferred securities.
Provision for Loan Losses:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses increased by $92,000 from the 2004 quarter to the 2005 quarter. Aggregate valuation allowances were 1.21% and 1.25% of gross loans at December 31, 2005 and June 30, 2005, respectively.

Nonperforming loans and real estate owned were $7.2 million, $8.8 million and $7.2 million at December 31, 2005, June 30, 2005 and December 31, 2004, representing 0.39%, 0.47% and 0.38% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 2005 were $15.0 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Other Income:

Total other income increased by $375,000 or 20.0% in 2005 due to a $140,000 or 9.8% increase in 2005 for service charges on deposit accounts and a $138,000 or 81.7% in 2005 for loan fees and service charges for all types of products and services. Miscellaneous income increased $73,000 or 27.1% primarily due to recoveries of $67,000 from previous writedowns of loans acquired from Advance.
Other Expense:

Total other expense increased by $1.3 million or 22.7% for the three months ended December 31, 2005. This increase is due to increases in compensation of $614,000 or 20.1%, office occupancy of $305,000 or 31.1%, marketing of $44,000 or 43.1%, office supplies of $57,000 or 14.3% and miscellaneous expense of $232,000, or 24.3%. Compensation increased due to additional employees gained through the AFB acquisition. Office occupancy expense, office supplies and marketing increased due to the addition of the seven AFB branch offices acquired and due to the opening of our 47th office. Miscellaneous expense increased primarily due to an increase of data processing expense related to the AFB acquisition and enhancements to products and services. Annualized noninterest expense as a percentage of average assets was 1.47% for the quarter ended December 31, 2005 as compared to 1.38% for the quarter ended December 31, 2004.
Results of Operations — Comparison of Six Months Ended December 31, 2005 and 2004

For the six-month period ended December 31, 2005, net income was $6.5 million or $1.14 per diluted share, up 21.1% from net income of $5.3 million or $0.95 per diluted share for the six-month period ended December 31, 2004. The $1.1 million increase in net income for the December 2005 six months reflects a $3.6 million increase in net interest income partially offset by a $2.4 million increase in non-interest expense. The improved margins include the positive effects of seven offices added with the acquisition of Advance Financial Bancorp in December 2004. Net interest income for the six months ended December 31, 2005 increased to $18.9 million from $15.3 million for the six months ended December 31, 2004. Return on average equity was 11.19% for the six months ended December 2005 compared to 10.00% for the six months ended December 2004.
Interest Income:

Parkvale had interest income of $43.7 million during the six months ended December 31, 2005 versus $35.1 million during the comparable period in 2004. The increase of $8.6 million is attributable a 43 basis point increase in the average yield from 4.53% in 2004 to 4.96% in 2005 and by an increase in the average interest-earning asset portfolio of $212.6 million or 13.8%. Interest income from loans increased $7.1 million or 27.5% due to an increase in the average loan balance of $190.1 million or 18.8% and by a 37 basis point increase in the average yield from 5.14% in 2004 to 5.51% in 2005. Income from investments increased by $582,000 or 6.9% from 2004 due to an increase in the average investment balance of $14.8 million or 3.2% and by a 13 basis point increase in the average yield from 3.66% in 2004 to 3.79% in 2005. Interest income earned on federal funds sold increased $856,000 or 138.1% from the prior six months ended December 2004. This was due to a 201 basis point increase in the average yield from 1.75% in 2004 to 3.76% in 2005 and by an increase of the average federal fund balance of $7.6 million or 10.8%.
Interest Expense:

Interest expense increased by $5.0 million or 25.2% from the 2004 six-month period to the 2005 six-month period. The increase was due to an increase in the average deposits and borrowings of $238.2 million or 16.0% and by a 21 basis point increase in the average rate paid from 2.65% in 2004 to 2.86% in 2005. The increase in the average balance was due to the AFB acquisition.
Provision for Loan Losses:

Provision for loan losses increased by $171,000 or 154.1% from the six-month period ended December 31, 2004 to the six months ended December 31, 2005. Aggregate valuation allowances were 1.21% of gross loans at December 31, 2005, 1.25% of gross loans at June 30, 2005 and 1.24% of gross loans at December 31, 2004. Total loan loss reserves at December 31, 2005 were $15.0 million.
Other Income:

Other income increased by $755,000 or 20.0% for the six months ended December 31, 2005 from the six months ended December 31, 2004 due to increases of $475,000 or 17.7% in 2005 for service charges on deposit accounts and $156,000 or 31.8% in 2005 for loan fees and service charges for all types of products and services. Miscellaneous income increased $114,000 or 19.6% primarily due to recoveries from previous writedowns of loans acquired from Advance.
Other Expense:

Other expenses increased by $2.4 million for the six-month period ended December 31, 2005 from the comparable period in 2004. This increase is due principally to increases in compensation of $1.1 million or 17.3%, by increases in office occupancy expense of $558,000 or 28.1%, office supplies, telephone and postage of $153,000 or 20.3%, marketing of $100,000 or 54.1% and miscellaneous expense of $508,000 or 26.5%. Compensation increased due to additional employees gained through the AFB acquisition. Office occupancy expense, office supplies and marketing increased due to the addition of the seven AFB branch offices acquired and due to the opening of our 47th branch office. Miscellaneous expense increased primarily due to an increase of data processing expense related to the AFB acquisition and enhancements to products and services. Annualized noninterest expenses as a percentage of average assets were 1.47% for the six months ended December 31, 2005 as compared to 1.39% for the six months ended December 31, 2004.
Impact of Inflation and Changing Prices:

The financial statements and related data presented herein have been prepared in accordance with US GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at June 30, 2005 in Item 7A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 13, 2005.

Management believes that there have been no material changes in Parkvale’s market risk since June 30, 2005.

Item 4.	Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and CFO, concluded that Parkvale’s disclosure controls and procedures were effective as of December 31, 2005. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonable likely to materially affect Parkvale’s internal controls.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	No equity securities were sold by PFC during the period covered by this report that were not registered under the Securities Act of 1933.

(b)	Not Applicable

(c)	During the quarter ended December 31, 2005, Parkvale purchased 2,405 shares at an average price per share of $27.42.
The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any “affiliated purchaser”, as defined in Section 240. 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs (1)
October 1-31, 2005	2,405	$27.42	2,405	209,965
November 1-30, 2005	—	—	—	209,965
December 1-31, 2005	—	—	—	209,965

(1) The repurchase program approved on June 19, 2003 is scheduled to expire on June 30, 2006.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits

The following exhibits are filed here within:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkvale Financial Corporation

DATE: February 7, 2006	By: /s/ Robert J. McCarthy, Jr.

Robert J. McCarthy, Jr.
President and
Chief Executive Officer

DATE: February 7, 2006	By: /s/ Timothy G. Rubritz

Timothy G. Rubritz
Vice President, Treasurer and
Chief Financial Officer