Form 10-Q
period 2006-03-31
PARKVALE FINANCIAL CORP
filed 2006-05-02
CIK 820907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     Accelerated filer  X   Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

The closing sales price of the Registrant's Common Stock on April 28, 2006 was $28.35 per share.

Number of shares of Common Stock outstanding as of April 28, 2006 was 5,667,617.

PARKVALE FINANCIAL CORPORATION

INDEX

                                                                            Page
                                                                           -----
Part I. Financial Information

Item 1.

Consolidated Statements of Financial Condition as of March 31, 2006
  and June 30, 2005                                                            3

Consolidated Statements of Operations for the three and nine months
   ended March 31, 2006 and 2005                                               4

Consolidated Statements of Cash Flows for the nine months ended
   March 31, 2006 and 2005                                                   5-6

Consolidated Statements of Shareholders' Equity for the nine months
   ended March 31, 2006                                                        6

Notes to Unaudited Interim Consolidated Financial Statements                7-10

Item 2.

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                    11-17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk                    18

Item 4.

Controls and Procedures                                                       18

Part II - Other Information                                                   18

Signatures                                                                    19

Exhibits                                                                   20-22

Item 1.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                        MARCH 31,    June 30,
                                                          2006         2005
                                                       ----------   ----------
                                     ASSETS

Cash and noninterest earning deposits                  $   25,892   $   26,040
Federal funds sold                                         84,000       81,000
                                                       ----------   ----------
Cash and cash equivalents                                 109,892      107,040
Interest-earning deposits in other banks                    4,613        9,474
Investment securities available for sale (cost of
   $26,456 at March 31 and $24,682 at June 30)             26,653       25,022
Investment securities held to maturity (fair value
   of $399,029 at March 31 and $459,645 at June 30)       405,062      460,080
Loans, net of allowance of $15,026 at March 31
   and $15,188 at June 30                               1,228,776    1,198,070
Foreclosed real estate, net                                 1,049        1,654
Office properties and equipment, net                       17,259       13,053
Goodwill                                                   25,634       25,634
Intangible assets                                           6,771        7,487
Prepaid expenses and other assets                          26,313       28,330
                                                       ----------   ----------
      Total Assets                                     $1,852,022   $1,875,844
                                                       ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                               $1,443,284   $1,478,335
Advances from Federal Home Loan Bank                      226,941      217,141
Trust preferred securities                                 32,200       32,200
Other debt                                                 16,728       23,116
Escrow for taxes and insurance                              6,170        6,511
Other liabilities                                           6,317        5,570
                                                       ----------   ----------
      Total Liabilities                                 1,731,640    1,762,873
                                                       ----------   ----------

SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value; 5,000,000
   shares authorized; 0 shares issued)                         --           --
Common stock ($1.00 par value; 10,000,000 shares
   authorized; 6,734,894 shares issued)                     6,735        6,735
Additional paid in capital                                  3,523        3,536
Treasury stock at cost (1,067,277 shares at March 31
   and 1,112,948 at June 30)                              (20,640)     (21,680)
Accumulated other comprehensive income                        142          216
Retained earnings                                         130,622      124,164
                                                       ----------   ----------
      Total Shareholders' Equity                          120,382      112,971
                                                       ----------   ----------
      Total Liabilities and Shareholders' Equity       $1,852,022   $1,875,844
                                                       ==========   ==========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 MARCH 31,           MARCH 31,
                                            ------------------   -----------------
                                               2006      2005      2006      2005
                                             -------   -------   -------   -------
Interest income:
   Loans                                     $17,289   $16,163   $50,395   $42,138
   Investments                                 4,412     4,426    13,485    12,917
   Federal funds sold                            905       450     2,381     1,070
                                             -------   -------   -------   -------
      Total interest income                   22,606    21,039    66,261    56,125
                                             -------   -------   -------   -------
Interest expense:
   Savings deposits                            9,124     8,206    26,770    22,431
   Borrowings                                  2,945     2,608     8,834     7,453
   Trust preferred securities                    664       512     1,888     1,214
                                             -------   -------   -------   -------
      Total interest expense                  12,733    11,326    37,492    31,098
                                             -------   -------   -------   -------
Net interest income                            9,873     9,713    28,769    25,027
Provision for loan losses                        180        32       462       143
                                             -------   -------   -------   -------
   Net interest income after
      provision for losses                     9,693     9,681    28,307    24,884
                                             -------   -------   -------   -------
Noninterest Income:
   Service charges on deposit accounts         1,561     1,456     4,726     4,146
   Other fees and service charges                307       370       953       860
   Gain on sale of assets                         83        13       107        27
   Miscellaneous                                 416       313     1,113       896
                                             -------   -------   -------   -------
      Total other income                       2,367     2,152     6,899     5,929
                                             -------   -------   -------   -------
Noninterest Expenses:
   Compensation and employee benefits          3,841     3,812    11,206    10,091
   Office occupancy                            1,226     1,329     3,773     3,318
   Marketing                                     125        71       410       256
   FDIC insurance                                 48        47       146       140
   Office supplies, telephone and postage        486       538     1,393     1,292
   Miscellaneous                               1,361     1,464     3,789     3,384
                                             -------   -------   -------   -------
      Total other expenses                     7,087     7,261    20,717    18,481
                                             -------   -------   -------   -------
Income before income taxes                     4,973     4,572    14,489    12,332
Income tax expense                             1,597     1,456     4,645     3,876
                                             -------   -------   -------   -------
Net income                                   $ 3,376   $ 3,116   $ 9,844   $ 8,456
                                             =======   =======   =======   =======
Net income per share:
   Basic                                     $  0.60   $  0.55   $  1.75   $  1.51
   Diluted                                   $  0.59   $  0.54   $  1.73   $  1.49

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                     ---------------------
                                                                        2006        2005
                                                                     ---------   ---------
Cash flows from operating activities:
Interest received                                                    $  68,316   $  60,528
Loan fees received (premiums paid)                                        (163)       (361)
Other fees and commissions received                                      6,443       5,661
Interest paid                                                          (37,651)    (30,996)
Cash paid to suppliers and others                                      (18,704)    (20,021)
Income taxes paid                                                       (3,127)     (1,470)
                                                                     ---------   ---------
Net cash provided by operating activities                               15,114      13,341
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale           1,964      12,242
Proceeds from maturities of investment securities                       93,955     167,079
Purchase of investment securities held to maturity                     (42,996)   (160,170)
Maturity of deposits in other banks                                      4,861      13,334
Purchase of loans                                                     (123,351)    (80,446)
Proceeds from sales of loans                                             1,522       1,867
Principal collected on loans                                           191,860     255,244
Loans made to customers, net of loans in process                      (100,514)   (113,025)
Payment for acquisition of Advance Financial, net of cash acquired          --     (12,780)
Other                                                                   (5,416)        693

Net cash provided by investing activities                               21,885      84,038

Cash flows from financing activities:
Net (decrease) increase in checking and savings accounts               (34,635)        148
Net (decrease) in certificates of deposit                                 (314)    (38,448)
Proceeds from FHLB advances                                             10,000      10,000
Repayment of FHLB advances                                                 (47)       (101)
Net (decrease) increase in other borrowings                             (6,388)      2,926
Decrease in borrowers' advances for taxes and insurance                   (340)       (846)
Cash dividends paid                                                     (3,386)     (3,351)
Allocation of treasury stock to retirement plans                           880         784
Acquisition of treasury stock                                             (158)        (70)
Proceeds from exercise of stock options                                    241         195
                                                                     ---------   ---------
Net cash used in financing activities                                  (34,147)    (28,763)
                                                                     ---------   ---------
Net increase in cash and cash equivalents                                2,852      68,616
Cash and cash equivalents at beginning of period                       107,040      37,814
                                                                     ---------   ---------
Cash and cash equivalents at end of period                           $ 109,892   $ 106,430
                                                                     =========   =========

                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                             2006       2005
                                                           -------   ---------
Reconciliation of net income to net cash provided
   by operating activities:
Net income                                                 $ 9,844   $   8,456
Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                             1,928       1,462
   Accretion and amortization of loan fees and discounts       818       1,557
   Loan fees collected and deferred (premiums paid)           (390)         56
   Provision for loan losses                                   462         143
   Gain on sale of assets                                     (107)        (27)
   Decrease in accrued interest receivable                   1,239       2,495
   Decrease (increase) in other assets                         690      (2,781)
   (Decrease) increase in accrued interest payable             (49)        129
   Increase in other liabilities                               679       1,851
                                                           -------   ---------
   Total adjustments                                         5,270       4,885
                                                           -------   ---------
Net cash provided by operating activities                  $15,114   $  13,341
                                                           =======   =========
Acquisition of Advance Financial Bancorp:
   Cash and cash equivalents                                         $  23,190
   Investments                                                          27,881
   Loans                                                               252,770
   Net other assets and liabilities                                      6,186
   Deposits                                                           (268,703)
   FHLB Advances and trust preferred securities                        (28,544)
                                                                     ---------
   Cash paid to acquire AFB                                          $  12,780
                                                                     =========

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $1.4 million for the nine months ended March 31, 2006 and $553,000 for the nine months ended March 31, 2005.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)

                                                                                      Accumulated
                                                               Additional                Other                    Total
                                                       Common    Paid-in   Treasury  Comprehensive  Retained  Shareholders'
                                                        Stock    Capital     Stock       Income     Earnings      Equity
                                                       ------  ----------  --------  -------------  --------  -------------
Balance, June 30, 2005                                 $6,735    $3,536    ($21,680)      $216      $124,164     $112,971
Net income, nine months ended March 31, 2006                                                           9,844        9,844
Accumulated other comprehensive income:
   Change in unrealized gain on securities,
      net of deferred tax benefit of $(32)                                                 (46)
   Reclassification adjustment, net of taxes of $(12)                                      (28)                       (74)
      Comprehensive income                                                                                          9,770
Treasury stock purchased                                                       (158)                                 (158)
Treasury stock contributed to retirement plans                                  880                                   880
Dividends on common stock at $0.60 per share                                                          (3,386)      (3,386)
Exercise of stock options                                           (13)        318                                   305
                                                       ------    ------    --------       ----      --------     --------
Balance, March 31, 2006                                $6,735    $3,523    ($20,640)      $142      $130,622     $120,382
                                                       ======    ======    ========       ====      ========     ========

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations

The statements of operations for the nine months ended March 31, 2006 and 2005 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006. The Annual Report on Form 10-K for the year ended June 30, 2005 contains additional information and should be read in conjunction with this report.

                                                     MARCH 31,    June 30,
                                                       2006         2005
                                                    ----------   ----------
Loans
Loans are summarized as follows:
Mortgage loans:
   Residential:
      1-4 Family                                    $  842,181   $  807,753
      Multifamily                                       29,242       29,920
   Commercial                                          109,931      109,146
   Other                                                22,450       22,448
                                                    ----------   ----------
                                                     1,003,804      969,267
Consumer loans                                         184,785      187,807
Commercial business loans                               47,462       48,302
Loans on savings accounts                                5,707        5,611
                                                    ----------   ----------
                                                     1,241,758    1,210,987
Less: Loans in process                                     273          418
      Allowance for loan losses                         15,026       15,188
      Unamortized premiums and deferred loan fees       (2,317)      (2,689)
                                                    ----------   ----------
Loans, net                                          $1,228,776   $1,198,070
                                                    ==========   ==========

Included in the $184,785 of consumer loans are $3,616 of student and unsecured credit card loans that are classified as held-for-sale. At March 31, 2006, the market value of these loans approximated $3,650.

The following summarizes the activity in the allowance for loan losses for the nine-month period ended March 31:

                                                       2006      2005
                                                     -------   -------
Beginning balance                                    $15,188   $13,808
Allowance for loan losses from Advance acquisition        --     1,897
Provision for losses - mortgage loans                    133        72
Provision (credit) for losses - consumer loans           256        (5)
Provision for losses - commercial loans                   73        76
Loans recovered                                           71        22
Loans charged off                                       (695)     (353)
                                                     -------   -------
Ending balance                                       $15,026   $15,517
                                                     =======   =======

Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the nine months ended March 31, 2006 and 2005, total comprehensive net income amounted to $9,770 and $8,601, respectively.

(Dollar amounts in thousands, except share data)

Earnings Per Share ("EPS")

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     MARCH 31,                 MARCH 31,
                                              -----------------------   -----------------------
                                                 2006         2005         2006         2005
                                              ----------   ----------   ----------   ----------
Numerator for basic and diluted EPS:
   Net income (in 000's)                      $    3,376   $    3,116   $    9,844   $    8,456
Denominator:
   Weighted average shares for basic EPS       5,652,298    5,607,489    5,637,049    5,589,737
   Number of dilutive stock options               58,683       85,048       62,427       74,079
                                              ----------   ----------   ----------   ----------
   Weighted average shares for dilutive EPS    5,710,981    5,692,537    5,699,476    5,663,816
                                              ==========   ==========   ==========   ==========
Net income per share:
      Basic                                   $     0.60   $     0.55   $     1.75   $     1.51
                                              ==========   ==========   ==========   ==========
      Diluted                                 $     0.59   $     0.54   $     1.73   $     1.49
                                              ==========   ==========   ==========   ==========

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addressed the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise's equity instruments that may be settled by the issuance of such equity instruments. Under FAS 123R, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance permitted the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The revised statement eliminated the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement eliminated the alternative to use the intrinsic value method of accounting. This statement requires the use of fair value recognition principles. This statement did not have a significant impact on Parkvale's results of operations, which became effective for Parkvale on July 1, 2005. At March 31, 2006, Parkvale does not have any unvested stock options outstanding.

Investments

U.S. Government and Agency Obligations The unrealized losses on Parkvale's investments in U.S. Government and Agency obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Parkvale has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Parkvale does not consider those investments to be other-than-temporarily impaired at March 31, 2006.

(Dollar amounts in thousands, except share data)

Corporate Debt Parkvale's unrealized losses on investments in corporate bonds relates to $3,000 of investments in Ford Motor Credit Corp and Nationsbank Capital Trust III. The unrealized losses were primarily caused by interest rate increases. The contractual terms of those investments do not permit debtors to settle the security at a price less than the face value of the investment. The investment rating for Ford Motor Credit, which matures in January 2007, is below investment grade at BB- and Nationsbank is considered investment grade at A. Parkvale currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because Parkvale has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these debentures to be other-than-temporarily impaired at March 31, 2006.

Marketable Equity Securities Parkvale's investments in marketable equity securities consist primarily of investments in common stock of companies in various industries. Parkvale's unrealized loss relates to a mutual fund, Franklin Adjustable US Government, representing, $4,749 of the fair value and $251 of unrealized loss. Parkvale evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and Parkvale's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider this investment to be other-than-temporarily impaired at March 31, 2006.

Acquisition

On December 31, 2004, Parkvale completed the acquisition of 100% of the voting equity interests of Advance Financial Bancorp ("AFB" or "Advance"). The acquisition of loans and deposits complemented Parkvale's existing portfolio and expanded the branch network into a new area west of the existing footprint in southwestern Pennsylvania. Advance Financial Savings Bank operated seven branch office locations in Belmont and Jefferson Counties in Ohio and Brooke County, West Virginia, which are operated as Parkvale Bank offices. The acquisition was accounted for as a purchase business combination, and Advance's operations were included in the consolidated statement of operations effective January 1, 2005. Advance shareholders received $26 per share in cash or an aggregate $35,970. Payments to former option holders and transaction costs increased the total consideration paid to $38,700. The fair value of assets acquired included $51,071 of investments and cash and $250,900 of loans with $268,703 of deposits assumed. Core deposit intangibles valued at $4,611 represent 4.7% of core deposit accounts and the premium's expected amortization period is 8.94 years. The resulting goodwill of $18,100 is not subject to periodic amortization.

(Dollar amounts in thousands, except share data)

New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections", replacing APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changing the requirements for the accounting for reporting of a change in accounting principle. This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable. Statement No. 154 is effective for fiscal years beginning after December 15, 2005, with earlier application permitted. Parkvale adopted this statement for the second quarter of fiscal 2006. This statement has not impacted Parkvale's financial statements.

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

FORWARD-LOOKING STATEMENTS:

In addition to historical information, this filing may contain forward-looking statements. We have made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When we use words such as believe, expect, anticipate, or similar expressions, we are making forward-looking statements.

The statements in this filing that are not historical fact are forward-looking statements. Forward-looking information should not be construed as guarantees of future performance. Actual results may differ from expectations contained in such forward-looking information as a result of factors including but not limited to the interest rate environment, economic policy or conditions, federal and state banking and tax regula-tions and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward-looking information and could cause actual results to differ materially from management's expectations regarding future performance.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America (US GAAP) and general practices within the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year's financial statements to the current year's presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Accounting policies involving significant judgments and assumptions by management, which have or could have a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Corporation recognizes the following as critical accounting policies: Allowance for Loan Loss, Carrying Value of Investment Securities, Valuation of Foreclosed Real Estate and Carrying Value of Goodwill and Other Intangible Assets.

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

(Dollar amounts in thousands, except per share data)

                                       MARCH 31,
                                -----------------------
                                   2006         2005
                                ----------   ----------
BALANCE SHEET DATA:
Total assets                    $1,852,022   $1,891,547
Loans, net                       1,228,776    1,205,102
Interest-earning deposits and
   federal funds sold               88,613      106,430
Total investments                  431,715      505,728
Deposits                         1,443,284    1,512,416
FHLB advances                      226,941      202,241
Shareholders' equity               120,382      110,855
Book value per share            $    21.24   $    19.73

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  MARCH 31, (1)       MARCH 31,  (1)
                                               ------------------   -----------------
                                                 2006     2005        2006     2005
                                                ------   ------      ------   ------
Statistical Profile:
Average yield earned on all
   interest-earning assets                        5.18%    4.67%       5.04%    4.59%
Average rate paid on all interest-bearing
   liabilities                                    2.97     2.55        2.90     2.61
Average interest rate spread                      2.21     2.12        2.14     1.98
Net yield on average interest-earning assets      2.26     2.16        2.19     2.05
Other expenses to average assets                  1.54     1.53        1.49     1.44
Taxes to pre-tax income                          32.11    31.85       32.06    31.43
Dividend payout ratio                            33.90    37.04       34.68    40.27
Return on average assets                          0.73     0.66        0.71     0.66
Return on average equity                         11.29    11.31       11.22    10.45
Average equity to average total assets            6.49     5.80        6.32     6.32
Dividends per share                             $ 0.20   $ 0.20      $ 0.60   $ 0.60

                                                 AT MARCH 31,
                                                -------------
                                                 2006    2005
                                                -----   -----
One year gap to total assets                    -3.84%   1.05%
Intangibles to total equity                     26.92   29.03
Capital to assets ratio                          6.50    5.86
Ratio of nonperforming assets to total assets    0.28    0.43
Number of full-service offices                     47      46

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:

Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following:

(Dollar amounts in 000's)                 MARCH 31, 2006   June 30, 2005
                                          --------------   -------------
Delinquent single-family mortgage loans       $1,648           $3,535
Delinquent other loans                         2,459            3,625
                                              ------           ------
Total nonperforming loans                      4,107            7,160
Total impaired loans                              21                1
Real estate owned, net                         1,049            1,654
                                              ------           ------
Total                                         $5,177           $8,815
                                              ======           ======

Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned represent 0.28% and 0.47% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at March 31, 2006 consisted of 39 single-family owner occupied homes. As of March 31, 2006, $16,000 or 0.1% of the nonaccrual mortgage loans totaling $1.6 million were purchased from others. The $16,000 of the delinquent loans purchased from others is comprised of one loan which management believes is well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $118,000 at March 31, 2006 and $144,000 at June 30, 2005. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $21,000 and $1,000 of loans classified as impaired at March 31, 2006 and at June 30, 2005. The average recorded investment in impaired loans is $46,000 at March 31, 2006. The interest income has been recognized for the impaired loan during the March 31, 2006 quarter. Impaired assets include $1.0 million of foreclosed real estate as of March 31, 2006. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate normally consists of 1-4 family single-family dwellings. In addition, 5 properties of commercial real estate at March 31, 2006 are valued at $607,000.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses was $15.0 million at March 31, 2006, $15.2 million at June 30, 2005 and $15.5 million at March 31, 2005 or 1.21%, 1.25% and 1.27%
of gross loans at March 31, 2006, June 30, 2005 and March 31, 2005. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors. The loan portfolio includes $184 million of initial interest only mortgage loans at March 31, 2006, which are considered well collateralized.

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

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold increased $3 million or 3.7% from June 30, 2005 to March 31, 2006. Investment securities held to maturity decreased $55.0 million or 12.0% and loans increased $30.7 million or 2.6% from June 30, 2005 to March 31, 2006 as the funds from the maturing investments were primarily deployed to fund new loans. Deposits decreased $35.1 million or 2.4% from June 30, 2005 to March 31, 2006. Of the $35.1 million, $20.9 million were deposits acquired from the Advance acquisition. Advances from the Federal Home Loan Bank increased $9.8 million or 4.5%. Parkvale Bank's FHLB advance available maximum borrowing capacity is $829.7 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, available FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $120.4 million or 6.5% of total assets at March 31, 2006. A stock repurchase program, extended in June 2005, permits the purchase of 3.8% of outstanding stock or 215,750 shares during fiscal 2006 at prevailing prices in open-market transactions. Through March 31, 2006, 5,785 shares were purchased at an average price of $27.32 per share, representing 2.7% of the currently authorized program. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2006, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.54% and 12.97%, respectively.

The regulatory capital ratios for Parkvale Bank at March 31, 2006 are calculated as follows:

                                                Tier I       Tier I       Tier II
                                                 Core      Risk-Based   Risk-Based
                                                Capital      Capital      Capital
                                              ----------   ----------   ----------
Equity Capital (1)                            $  150,888   $  150,888   $  150,888
Less non-allowable intangible assets             (32,404)     (32,404)     (32,404)
Less unrealized securities gains                    (135)        (135)        (135)
Plus permitted valuation allowances (2)               --           --       12,663
Plus allowable unrealized holding gains (3)           --           --           96
                                              ----------   ----------   ----------
   Total regulatory capital                      118,349      118,349      131,108
Minimum required capital                          72,353       40,445       80,889
                                              ----------   ----------   ----------
   Excess regulatory capital                  $   45,996   $   77,904   $   50,219
   Adjusted total assets                      $1,808,826   $1,011,116   $1,011,116

Regulatory capital as a percentage                  6.54%       11.70%       12.97%
Minimum capital required as a percentage            4.00%        4.00%        8.00%
                                              ----------   ----------   ----------
Excess regulatory capital as a percentage           2.54%        7.70%        4.97%
                                              ==========   ==========   ==========
Well capitalized requirement                        5.00%        6.00%       10.00%
                                              ==========   ==========   ==========

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2006.

(2)  Limited to 1.25% of risk adjusted total assets.

(3)  Limited to 45% of pretax net unrealized holding gains.

On January 18, 2006, Parkvale purchased the Parkvale Building located at the corner of Routes 22 and 48 in Monroeville. This building has served as the main office and headquarters for Parkvale Bank since 1987 and the vast majority of Parkvale's administrative staff is employed at this location. This 40,000 square foot building was purchased from Parkvale's former landlords at a purchase price of $4,375,000 and was funded from existing liquidity.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND 2005

For the three months ended March 31, 2006, net income was $3.4 million or $0.59 per diluted share, was up 9.3% on a per share basis, compared to net income of $3.1 million or $0.54 per diluted share for the quarter ended March 31, 2005. The $260,000 increase in net income for the March 2006 quarter reflects a $160,000 increase in net interest income, a $215,000 increase in non-interest income and a $174,000 decrease in non-interest expense, which were partially offset by increases in the provision for loan losses and income taxes. Return on average equity was 11.29% for the March 2006 quarter compared to 11.31% for the March 2005 quarter.

INTEREST INCOME:

Parkvale had interest income of $22.6 million during the three months ended March 31, 2006 versus $21.0 million during the comparable period in 2005. The $1.6 million increase is the result of a 51 basis point increase in the average yield from 4.67% in 2005 to 5.18% in 2006, mitigated by a $56.5 million or 3.1% decrease in the average balance of interest-earning assets due to decreases in average loans and investments. Interest income from loans increased $1.1 million or 7.0% resulting from a 39 basis point increase in the average yield from 5.25% in 2005 to 5.64% in 2006 and recovery of $98,000 of interest income from loans previously classified as non-accrual, offset by a decrease in the average outstanding loan balances of $4.3 million or 0.4%. Investment interest income decreased by $14,000 or 0.3% due to a decrease of $60.8 million or 12.3% in the average balance and offset by a 48 basis point increase in the average yield from 3.57% in 2005 to 4.05% in 2006. Interest income earned on federal funds sold increased $455,000 or 101.1% from the 2005 quarter due to a 196 basis point increase in the average yield from 2.47% in 2005 to 4.43% in 2006 and by an increase in the average balance of $8.6 million or 11.8%. The weighted average yield on all interest-earning assets was 5.21% at March 31, 2006 and 4.74% at March 31, 2005.

INTEREST EXPENSE:

Interest expense increased $1.4 million or 12.4% from the 2005 quarter to the 2006 quarter. The increase was due to a 42 basis point increase in the average rate paid on deposits and borrowings from 2.55% in 2005 to 2.97% and mitigated by a $65.0 million decrease in the average deposits and borrowings in 2006. At March 31, 2006, the average rate payable on liabilities was 2.65% for deposits, 4.88% for borrowings, 8.48% for trust-preferred securities and 3.07% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended March 2006 increased by $148,000 from the 2005 quarter to provide for losses on consumer and commercial real estate loans. Aggregate valuation allowances were 1.21% and 1.25% of gross loans at March 31, 2006 and June 30, 2005, respectively.

Nonperforming loans, impaired loans and real estate owned aggregated $5.2 million, $8.8 million and $8.1 million at March 31, 2006, June 30, 2005 and March 31, 2005, representing 0.28%, 0.47% and 0.43% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 2006 were $15.0 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.

OTHER INCOME:

Total other income increased by $215,000 or 10.0% in 2006 due to a $105,000 or 7.2% increase in 2006 for service charges on deposit accounts, offset by a $63,000 or 17.0% decrease in 2006 for loan fees and service charges for all types of products and services. Gain on sale of assets was $83,000 due to recovery of write-downs in 2002 of WorldCom Bonds. Miscellaneous income increased $103,000 or 32.9% primarily due to recoveries of $109,000 from previous write-downs of assets acquired from Advance.

OTHER EXPENSE:

Total other expense decreased by $174,000 or 2.4% for the three months ended March 31, 2006. This decrease is due principally to decreases of $103,000 or 7.8% in office occupancy, $52,000 or 9.7% in office supplies, telephone, and postage, and $103,000 or 7.0% in miscellaneous expense, and mitigated by an increase of $54,000 or 76.1% in marketing expense. Office occupancy expense decreased primarily due to lower rent expense due to the purchase of the headquarters building. Office supplies and miscellaneous expense decreased due to efficiencies of purchases and data processing expense. Miscellaneous expense in 2006 includes $111,000 related to uncollectible checks with altered payees. Annualized noninterest expense as a percentage of average assets was 1.54% for the quarter ended March 31, 2006 and 1.53% for the quarter ended March 31, 2005.

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED MARCH 31, 2006 AND 2005

Net income for the nine months ended March 31, 2006 was $9.8 million or $1.73 per diluted share, up 16.1% on a per share basis, compared to net income of $8.5 million or $1.49 per diluted share for the nine months ended March 31, 2005. The $1.4 million increase, or 16.4% in net income for the March 2006 nine-month period reflects increases of $3.7 million in net interest income and $970,000 of non-interest income partially offset by increases of $2.2 million in non-interest expense and $769,000 in income tax expense. Net interest income for the nine months ended March 31, 2006 increased to $28.8 million from $25.0 million for the nine months ended March 31, 2005. The results of operations for 2005 includes only three months of activity for the seven Advance offices acquired on December 31, 2004 as discussed in the Notes on Page 9. Return on average equity was 11.22% for the nine months ended March 2006, up from 10.45% for the nine months ended March 2005.

INTEREST INCOME:

Parkvale had interest income of $66.3 million during the nine months ended March 31, 2006 versus $56.1 million during the comparable period in 2005. The increase of $10.1 million is attributable to an increase in the average interest-earning asset portfolio of $122.9 million or 7.5% and by a 45 basis point increase in the average yield from 4.59% in 2005 to 5.04% in 2006. Interest income from loans increased $8.3 million or 19.6% due to an increase in the average loan balance of $125.3 million or 11.6% and by a 38 basis point increase in the average yield from 5.18% in 2005 to 5.56% in 2006. Income from investments increased by $568,000 or 4.4% from 2005 due to an increase of 24 basis points in the average yield from 3.63% in 2005 to 3.87%, offset by a decrease in the average investment balance of

$10.4 million or 2.2% in 2006. Interest income earned on federal funds sold increased $1.3 million or 122.5% from the prior nine months ended March 31, 2005. This was due to a 199 basis point increase in the average yield from 2.00% in 2005 to 3.99% in 2006 and by an increase in the average federal fund balance of $8.0 million or 11.1%.

INTEREST EXPENSE:

Interest expense increased by $6.4 million or 20.6% from the 2005 nine month period to the 2006 nine-month period. The increase was due to a 29 basis point increase in the average rate paid from 2.61% in 2005 to 2.90% in 2006, and by an increase in the average deposits and borrowings of $137.2 million.

PROVISION FOR LOAN LOSSES:

Provision for loan losses increased by $319,000 in the nine month period ended March 31, 2006 from the nine months ended March 31, 2005 primarily due to losses on consumer and commercial real estate loans. Aggregate valuation allowances were 1.21% of gross loans at March 31, 2006, 1.25% of gross loans at June 30, 2005 and 1.27% of gross loans at March 31, 2005. Total loan loss reserves at March 31, 2006 were $15.0 million.

OTHER INCOME:

Total other income increased by $970,000 or 16.4% for the nine months ended March 31, 2006 from the nine months ended March 31, 2005, due primarily to an increase of $580,000 or 14.0% on service fees on all types of deposit products and $93,000 or 10.8% for loan fees and service charges for all types of products and services. Gain on sale of assets was $107,000 due primarily to recoveries of 2002 write-downs of WorldCom bonds. Miscellaneous income increased $217,000 or 24.2% primarily due to recoveries from previous write-downs of assets acquired from Advance.

OTHER EXPENSE:

Total other expenses increased by $2.2 million or 12.1% for the nine month period ended March 31, 2006 from the comparable period in 2005. This increase is due principally to increases in compensation of $1.1 million or 11.0%, in office occupancy expense of $455,000 or 13.7%, in office supplies, telephone and postage of $101,000 or 7.8%, in marketing of $154,000 or 60.2% and in miscellaneous expense of $405,000 or 12.0%. Compensation increased due to additional employees gained through the AFB acquisition. Office occupancy expense, office supplies and marketing increased due to the addition of the seven AFB branch offices acquired and due to the opening of our 47th branch office. Miscellaneous expense increased primarily due to an increase of data processing expense related to the AFB acquisition and enhancements to products and services. Annualized noninterest expenses as a percentage of average assets were 1.49% for the nine months ended March 31, 2006 as compared to 1.44% for the nine months ended March 31, 2005.

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

Item 4. Controls and Procedures

     Disclosure controls and procedures are monitored and supervised by Parkvale's management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale's disclosure controls and procedures. Parkvale's management, including the CEO and CFO, concluded that Parkvale's disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in Parkvale's internal controls or in other factors that materially affected, or that are reasonable likely to materially affect, Parkvale's internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 1A. Risk Factors

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) No equity securities were sold by PFC during the period covered by this report that were not registered under the Securities Act of 1933.

(b)  Not Applicable

(c)  During the quarter ended March 31, 2006, Parkvale did not purchase shares.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any "affiliated purchaser", as defined in Section
240. 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

                                                    Total Number of
                                                  Shares Purchased as      Maximum Number of
                      Total Number     Average      Part of Publicly    Shares that May Yet Be
                        of Shares    Price Paid     Announced Plans       Purchased Under the
Period                  Purchased     Per Share       or Programs        Plans or Programs (1)
------                ------------   ----------   -------------------   ----------------------
January 1-31, 2006         --            --                --                   209,965
February 1-28, 2006        --            --                --                   209,965
March 1-31, 2006           --            --                --                   209,965

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

                                        Parkvale Financial Corporation


DATE: May 2, 2006                       By: /s/ Robert J. McCarthy, Jr.
                                            ------------------------------------
                                            Robert J. McCarthy, Jr.
                                            President and
                                            Chief Executive Officer


DATE: May 2, 2006                       By: /s/ Timothy G. Rubritz
                                            ------------------------------------
                                            Timothy G. Rubritz
                                            Vice President, Treasurer and
                                            Chief Financial Officer