Form 10-K
period 2006-06-30
PARKVALE FINANCIAL CORP
filed 2006-09-11
CIK 820907

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006

                                     0-17411
                            (COMMISSION FILE NUMBER)

                         PARKVALE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               Pennsylvania                                     25-1556590
         (State of incorporation)                            (I.R.S. Employer
                                                          Identification Number)

4220 William Penn Highway, Monroeville, PA                         15146
  (Address of principal executive office)                       (Zip code)

       Registrant's telephone number, including area code: (412) 373-7200

           Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock ($1.00 par value)
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act- None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

  Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 31, 2005, the last business day of the Registrant's second quarter, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $28.20 per share on such date was $124,250,554. Excluded from this computation are 685,723 shares held by all directors and executive officers as a group and 585,407 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of August 31, 2006: 5,677,178

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for Fiscal Year ended June 30, 2006. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 2006 Annual Report to Shareholders is not deemed to be
filed as part of this report.                                            Part II

Proxy Statement for Annual Meeting of Shareholders dated September 18, 2006. The definitive proxy statement will be filed with the Commission on or before
September 18, 2006.                                                     Part III

PART I.

ITEM 1. BUSINESS

                                  INTRODUCTION

Parkvale Financial Corporation ("PFC") is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its main operating subsidiary is Parkvale Savings Bank (the "Bank"), which is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. PFC and its subsidiaries are collectively referred to herein as "Parkvale". Parkvale is also involved in lending in the greater Washington, D.C. and Columbus, Ohio areas through its wholly owned subsidiary, Parkvale Mortgage Corporation ("PMC"). The primary assets of PFC consist of the stock of Parkvale, equity securities and cash. See Note O of Notes to the Consolidated Financial Statements in the 2006 Annual Report to Shareholders filed as Exhibit 13 hereto ("2006 Annual Report") for additional details regarding PFC.

                                    THE BANK

GENERAL

The Bank conducts business in the greater Tri-State area through 47 full-service offices with 40 offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties of Pennsylvania, two branches in West Virginia and five branches in Ohio. With total assets of $1.9 billion at June 30, 2006, Parkvale was the seventh largest financial institution headquartered in the Pittsburgh metropolitan area and eleventh largest financial institution with a significant presence in Western Pennsylvania.

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

Lower housing demand in Parkvale's primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions in the secondary market. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $139.5 million and $126.9 million in fiscal 2006 and 2005, respectively. These represent 60.7% and 68.2% of total mortgage loan originations and purchases for the fiscal year 2006 and 2005, respectively. In addition, Parkvale operated loan production offices through its subsidiary, PMC with offices in Fairfax, Virginia and Columbus, Ohio. During fiscal 2006, PMC originated a total of $15.7 million or 6.8% of total mortgage loan originations and purchases for inclusion in Parkvale's loan portfolio. See "Lending Activities" and "Sources of Funds."

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, decreased from $8.8 million at June 30, 2005 to $4.6 million at June 30, 2006. The $4.2 million decrease in fiscal 2006 is primarily due to fewer nonperforming loans at June 30, 2006. See "Lending Activities - Nonperforming Loans and Foreclosed Real Estate".

The exposure from interest rate risk ("IRR") is the impact on Parkvale's current and future earnings and capital from movements in interest rates. To properly manage its historical liability sensitive position and mitigate the financial impact of IRR, Parkvale's management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage ("ARM") loans, (2) maintained a high level of liquidity, (3) emphasized the origination of short-term and/or variable rate consumer loans and (4) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2006 Annual Report.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. The interest rate sensitvity gap equals the difference between interest-earning assets and interest-bearing liabilities, and the gap ratio equals the gap divided by total assets. The one-year gap ratio was -3.52 % of total assets at June 30, 2006 compared to 3.77% of total assets at June 30, 2005. The cumulative five-year gap ratio was 19.25% at June 30, 2005 and 16.54% at June 30, 2006. A key component of the asset and liability management program is that ARM loans represented approximately 72.2% of the Bank's real estate loan portfolio at June 30, 2006 compared to 72.9% and 79.5% at June 30, 2005 and 2004, respectively. Deposits with terms in excess of one year or more decreased $131.8 million from $945.6 million at June 30, 2005 to $813.8 million at June 30, 2006.

The Bank was originally chartered in 1943 as Park Savings and Loan Association and was renamed as a result of its merger with Millvale Savings and Loan Association in 1968. The Bank converted to a stock savings association in 1987 and to a state chartered savings bank in 1993. The charter conversion resulted in the replacement of the Office of Thrift Supervision ("OTS") by the Federal Deposit Insurance Corporation ("FDIC") as the Bank's primary federal regulator. The Pennsylvania Department of Banking ("Department") is the Bank's primary state regulator. As a Pennsylvania-chartered savings bank, deposits continue to be insured by the FDIC and the Bank retains its membership in the FHLB of Pittsburgh. The savings bank continues to conduct business in a manner substantially identical to the conduct of its business as a savings association. The OTS retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. The Bank is further subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters.

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

A challenge for the financial services industry is to deliver financial products at competitive prices. This translates to spreading costs of services over a greater number of customers and has spurred banks to adopt technological capabilities so that customers may do all their banking without ever having to walk into a branch, consequently reducing operating costs. Parkvale expects a tiering of institutions with several large national and regional firms offering a plethora of products and services on the one hand and a sizeable number of community institutions and niche players on the other.

The Federal Open Market Committee of the Federal Reserve Board outlook in June 2006 suggests that economic growth is moderating from its strong pace earlier this year, reflecting a gradual cooling of the housing market and the lagged effects of increases in interest rates and energy prices. This outlook was reaffirmed when the Federal Funds rate was held at 5.25% at the August 2006 meeting signaling a possible end to the tightening cycle.

Although the moderation in the growth of aggregate demand should help to limit inflation pressures over time, the Committee judges that some inflation risks remain. The extent and timing of any additional rate changes that may be needed to address these risks will depend on the evolution of the outlook for both inflation and economic growth, as implied by incoming information.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial markets. For additional discussion of asset/liability management, see the Asset and Liability Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2006 Annual Report.

                                    BUSINESS

LENDING ACTIVITIES

                     LOAN ACTIVITY AND PORTFOLIO COMPOSITION

The following table shows Parkvale's loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

                                                 2006         2005         2004
                                              ----------   ----------   ----------
Total loans receivable at beginning of year   $1,198,070   $1,015,078   $1,241,779
Real estate loan originations:
   Residential:
      Single family (1)                           54,725       39,973       59,503
      Multifamily                                  1,473        4,791        5,465
   Construction - Single family                    7,533        2,048        5,570
   Commercial                                     18,812        6,760       11,639
                                              ----------   ----------   ----------
Total real estate loan originations               82,543       53,572       82,177
Consumer loan originations                        52,222       80,871       75,999
Commercial loan originations                      12,266        8,137        6,269
                                              ----------   ----------   ----------
Total loan originations                          147,031      142,580      164,445
Loans acquired through acquisition (2)                --      253,450           --
Purchase of loans                                139,531      126,877      227,146
                                              ----------   ----------   ----------
Total loan originations and purchases            286,562      522,907      391,591
Principal loan repayments                         67,012      102,575      110,357
Mortgage loan payoffs                            182,350      221,982      489,850
Sales of whole loans                               5,184        2,441        5,394
                                              ----------   ----------   ----------
   Net (decrease) increase in loans               32,016      195,909     (214,010)
                                              ----------   ----------   ----------
Total loans receivable at end of year          1,230,086    1,210,987    1,027,769
Less: Loans in process                               142          418          313
      Allowance for loan losses                   14,907       15,188       13,808
      Unamortized (premiums) discounts            (2,291)      (2,689)      (1,430)
                                              ----------   ----------   ----------
Net loans receivable at end of year           $1,217,328   $1,198,070   $1,015,078
                                              ==========   ==========   ==========

----------
(1) Includes $15.7 million, $18.5 million and $27.1 million of loans originated by PMC during fiscal 2006, 2005 and 2004, respectively.

(2)  On December 31, 2004, Parkvale acquired Advance Financial Bancorp ("AFB").

At June 30, 2006, Parkvale's net loan portfolio amounted to $1.2 billion, representing 65.5% of Parkvale's total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration ("FHA") or guaranteed by the Department of Veteran's Affairs ("VA").

The following table sets forth the composition of the Bank's loan portfolio by type of loan at June 30.

                                             2006                 2005                 2004
                                      ------------------   ------------------   ------------------
                                        Amount       %       Amount       %       Amount       %
                                      ----------   -----   ----------   -----   ----------   -----
                                                         (Dollars in Thousands)
Real estate loans:
   Residential:
      Single family (1)               $  832,710    68.4   $  807,088    67.4   $  722,649    71.2
      Multifamily (2)                     28,911     2.4       29,920     2.5       23,910     2.4
      FHA/VA                                 552     0.1          665     0.1          902     0.1
   Commercial                            108,977     8.9      109,146     9.1       82,186     8.1
   Other (3)                              20,834     1.7       22,448     1.9       12,987     1.3
                                      ----------   -----   ----------   -----   ----------   -----
Total real estate loans                  991,984    81.5      969,267    81.0      842,634    83.0
Consumer loans (4)                       182,506    15.0      187,807    15.7      143,476    14.1
Deposit loans                              5,721     0.5        5,611     0.4        2,790     0.3
Commercial loans                          49,875     4.1       48,302     4.0       38,869     3.8
                                      ----------   -----   ----------   -----   ----------   -----
Total loans receivable                 1,230,086   101.1    1,210,987   101.1    1,027,769   101.3
Less:
   Loans in process                          142     0.0          418     0.0          313     0.0
   Allowance for losses                   14,907     1.2       15,188     1.2       13,808     1.4
   Unamortized (premiums)/discounts       (2,291)   (0.1)      (2,689)   (0.1)      (1,430)   (0.1)
                                      ----------   -----   ----------   -----   ----------   -----
Net loans receivable                  $1,217,328   100.0%  $1,198,070   100.0%  $1,015,078   100.0%
                                      ==========   =====   ==========   =====   ==========   =====

                                             2003                 2002
                                      ------------------   ------------------
                                        Amount       %       Amount       %
                                      ----------   -----   ----------   -----
Real estate loans:
   Residential:
      Single family (1)               $  931,724    75.0   $  893,578    73.4
      Multifamily (2)                     19,477     1.5       18,140     1.5
      FHA/VA                                 811     0.1        1,752     0.1
   Commercial                             59,796     4.8       59,136     4.9
   Other (3)                              36,581     3.0       35,108     2.9
                                      ----------   -----   ----------   -----
Total real estate loans                1,048,389    84.4    1,007,714    82.8
Consumer loans (4)                       152,458    12.3      167,956    13.8
Deposit loans                              2,974     0.2        3,224     0.2
Commercial loans                          47,983     3.9       53,055     4.4
                                      ----------   -----   ----------   -----
Total loans receivable                 1,251,804   100.8    1,231,949   101.2
Less:
   Loans in process                          117     0.0          205     0.0
   Allowance for losses                   15,013     1.2       15,492     1.3
   Unamortized (premiums)/discounts       (5,105)   (0.4)      (1,387)   (0.1)
                                      ----------   -----   ----------   -----
Net loans receivable                  $1,241,779   100.0%  $1,217,639   100.0%
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

The following table sets forth the percentage of gross loans receivable in each category to total loans at June 30.

                                               2006    2005    2004    2003    2002
                                              -----   -----   -----   -----   -----
Single Family loans                            67.7%   66.7%   70.4%   74.5%   72.7%
Commercial Real Estate & Multi Family loans    12.9    13.3    11.6     9.3     9.1
Consumer loans                                 15.3    16.0    14.2    12.4    13.9
Commercial loans                                4.1     4.0     3.8     3.8     4.3
                                              -----   -----   -----   -----   -----
Total Loans                                   100.0%  100.0%  100.0%  100.0%  100.0%
                                              =====   =====   =====   =====   =====

     CONTRACTUAL MATURITIES OF LOANS

The following table presents information regarding loan contractual maturities as of June 30, 2006 by loan categories during the periods indicated. Mortgage loans with adjustable interest rates are shown in the year in which they are contractually due rather than in the year in which they reprice. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.

    Amounts Due in           Real Estate      Commercial
Years Ending June 30,         Loans (1)         Loans
---------------------        -----------   ---------------
                                            (In Thousands)
2007                           $ 11,556        $29,459
2008 - 2011                      30,821         13,198
2012 and thereafter             949,517          7,218
                               --------        -------
Gross loans receivable (2)     $991,894        $49,875
                               ========        =======

----------
(1) Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2) Variable rate and ARM loans represent approximately 66.1% of gross loans receivable at June 30, 2006. Of the $980.3 million of real estate loans maturing after June 30, 2007, $286.2 million are fixed rate loans and $694.1 million are adjustable rate loans. Of the $20.4 million of commercial loans maturing after June 30, 2007, $18.0 million are fixed rate loans and $2.4 million are adjustable rate loans. Real estate and commercial loans maturing after June 30, 2007 aggregate $1,000.7 million of which $304.2 million are fixed rate loans and $696.5 million are adjustable rate loans.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. During fiscal 2006, 2005 and fiscal 2004, many borrowers refinanced their mortgage loans in order to take advantage of the lowest market rates in forty years.

     ORIGINATION, PURCHASE AND SALE OF LOANS

As a Pennsylvania-chartered, federally insured savings bank, the Bank has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2006, the majority of loans in Parkvale's portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan and tri state area. However, 47.2% and 46.4% of Parkvale's total mortgage loan portfolio at June 30, 2006 and 2005, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Ohio, Virginia, and West Virginia. Loan purchases of $139.5 million amounted to 60.7% of Parkvale's total origination and purchases for fiscal 2006 as compared to loan purchases of $126.9 million, or 68.2% of total originations in fiscal 2005. See further discussion below.

Parkvale originates new loans primarily within its primary market area or through the PMC office in Columbus, Ohio and, until June 2006, an office in Fairfax, Virginia. In addition, Parkvale purchases loan participations and whole loans from other institutions in the secondary market.

All of Parkvale's mortgage lending is subject to its written underwriting standards and to loan origination procedures approved by the Board of Directors. Decisions on loan applications are made on a number of factors including, but not limited to, property valuations by independent appraisers, credit history and cash flow available to service debt. The Loan Committee of Parkvale consists of senior officers and is authorized to approve all loans up to $600,000. At least three senior officers must be present to hold a meeting of the Loan Committee. The Board of Directors must approve loans exceeding $600,000. Additionally, loan requests exceeding $300,000 in which the total borrower loan relationship exceeds $1.2 million must be approved by the Board of Directors.

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

ORIGINATIONS BY PARKVALE. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 2006, 2005 and 2004 were $147.0 million, $142.6 million and $164.4 million, respectively. See the chart on page 5 for detailed activity for the past 3 fiscal years. The reduced levels of certain lending categories during fiscal 2005, specifically single family mortgages and commercial mortgages relate to the Bank's decision to not offer lower long term fixed rates due to the perceived interest rate risk associated with relatively low fixed rates.

LOAN PURCHASES. The asset/liability strategy of investing in ARM loans provides flexibility in a volatile interest rate environment. Parkvale loan purchases were $139.5 million in fiscal 2006 compared to $126.9 million in fiscal 2005. The increased level of purchases was reflective of the yields available on ARM loans compared to agency securities. In fiscal 2006, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale's underwriting standards and are purchased from reputable mortgage banking institutions.

     RESIDENTIAL REAL ESTATE LOANS

Parkvale offers ARMs with amortization periods of up to 40 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 78.2%, 86.7% and 89.7% of total mortgage loan originations and purchases in fiscal 2006, 2005 and 2004, respectively. At June 30, 2006, ARMs represented 72.2% of Parkvale's total residential loan portfolio. ARM loans generally do not adjust as rapidly as Parkvale's cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets. Loans included in the loan portfolio that are interest only for the initial years of the loan aggregated $184.2 million at June 30, 2006. The interest only loans have demonstrated strong repayment capabilities to date.

     COMMERCIAL REAL ESTATE LOANS

The balance of commercial real estate mortgages was $109.1 million at June 30, 2005 versus $109.0 million at June 30, 2006. Commercial loans offer more attractive yields than residential real estate loans, but are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Greater Pittsburgh area, which traditionally has not experienced the dramatic real estate price fluctuations that have occurred in certain other geographic areas.

     CONSUMER LOANS

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, home improvement loans and automobile loans. Total consumer loans outstanding at June 30, 2006 decreased by $5.3 million to $182.5 million from $187.8 million at June 30, 2005. Parkvale offers home equity lines of credit at up to 120% of collateral value at a competitive introductory rate. Of an aggregate $61.4 million in outstanding lines of credit at June 30, 2006, $54.8 million have a loan to value ratio of up to 75%, $100,000 have a loan to value ratio ranging from 76% to 80%, $4.7 million have a loan to value ratio ranging from 81% to 100% and $1.8 million have a loan to value ratio ranging from 101 to 120%. These loans generally have shorter terms and greater interest rate sensitivity and margins than residential real estate loans.

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

Parkvale offers student loans through its community-banking network. Parkvale receives a guaranteed rate on such loans indexed to the 91-day United States Treasury bill rate and generally sells the loans to the Student Loan Marketing Association in order to avoid costly servicing expenses.

Parkvale's deposit loans are made on a demand basis for up to 100% of the balance of the account securing the loan. The interest rate on deposit loans equals the rate on the underlying account plus a minimum of 100 basis points.

Parkvale no longer originates loans through PV Financial Service, Inc. (PVFS). PVFS's portfolio balance was $1.8 million at June 30, 2006 and $2.3 million at June 30, 2005. This portfolio is collateralized by single-family residential properties. PVFS has not generated additional loans during the last three fiscal years. In May 2002, the Bank instituted risk based pricing procedures for home equity loans that were previously originated by PVFS.

     COMMERCIAL LOANS

Parkvale's commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower's historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale's prime rate. Fixed-rate commercial loans are extended based upon Parkvale's ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $49.9 million and $48.3 million at June 30, 2006 and 2005, respectively.

     LOAN SERVICING AND LOAN FEES

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others was $66.1 million at June 30, 2006 and was $71.3 million at June 30, 2005. During fiscal 2003, the Bank entered into an agreement with Freddie Mac, in which the Bank sold $12.2 million of 1-4 family mortgages and retained the servicing for such loans. During fiscal 2006, 2005 and 2004, there were few sales. Prior to fiscal 2003, there had been no mortgage loan securitizations or sale transactions in the last five fiscal years, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the service provider of these loans depending on the terms of the specific program.

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

Parkvale defers loan origination and commitment fees and certain direct loan origination costs over the contractual life of a loan as an adjustment of yield. Indirect loan origination costs are charged to expense as incurred. Deferred loan origination fees were $370,000, $665,000 and $727,000 at June

30, 2006, 2005 and 2004, respectively. The balances primarily reflect the fees deferred related to the commercial real estate and commercial loan portfolio.

     NONPERFORMING LOANS AND FORECLOSED REAL ESTATE

See Management's Discussion and Analysis in the 2006 Annual Report for information regarding Parkvale's nonaccrual loans and foreclosed real estate.

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

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, no uncollected interest income is included in earnings for loans on nonaccrual status. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans, which are 90 days or more contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value of collateral is insufficient compared to the contractual amount due. Parkvale excludes single-family loans and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $130,000 of loans classified as impaired at June 30, 2006 and a $1,000 loan classified as impaired at June 30, 2005. The average recorded investment in impaired loans was $71,000, $216,000 and $160,000 in fiscal 2006, 2005 and 2004, respectively. The amount of interest income that has not been recognized was $135,000 for fiscal 2006. Impaired assets include $976,000 of foreclosed real estate as of June 30, 2006. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell.

Assets classified as substandard/nonaccrual or foreclosed real estate in excess of $400,000 at June 30, 2006 consist of one commercial mortgage made to a single borrower aggregating $714,000. Management believes that the fair value of the collateral for the above mentioned loan exceeds book value at June 30, 2006.

     ALLOWANCE FOR LOAN LOSSES

The following table sets forth the activity in the allowance for loan losses for the years ended June 30:

                                             2006      2005      2004      2003      2002
                                           -------   -------   -------   -------   -------
                                                            (In Thousands)
Beginning balance                          $15,188   $13,808   $15,013   $15,492   $13,428
Allowances from acquisitions                    --     1,897        --        --     1,994
Provision for (recovery of) loan losses        736       229      (106)      308       205
Loans recovered:
   Consumer                                      8         6       122        39        34
   Commercial                                   25        23         6         1        --
   Mortgage                                    106        47       235        69       110
                                           -------   -------   -------   -------   -------
Total recoveries                               139        76       363       109       144
                                           -------   -------   -------   -------   -------
Loans charged-off:
   Consumer                                   (178)     (203)     (301)     (241)     (148)
   Commercial                                 (755)     (423)     (779)     (253)      (19)
   Mortgage                                   (223)     (196)     (382)     (402)     (112)
                                           -------   -------   -------   -------   -------
Total charge-offs                           (1,156)     (822)   (1,462)     (896)     (279)
                                           -------   -------   -------   -------   -------
Net charge-offs                             (1,017)     (746)    (1099)     (787)     (135)
                                           -------   -------   -------   -------   -------
Ending balance                             $14,907   $15,188   $13,808   $15,013   $15,492
                                           -------   -------   -------   -------   -------
Percentage of net charge-offs to average
   loans outstanding                          0.08%     0.07%     0.10%     0.07%     0.01%

During fiscal 2004, a $732,000 commercial loan was charged off due to a commercial borrower ceasing operations and liquidating its assets within a 60-day period. Creditors with preferred claims exceeded available assets. The Bank does not expect any recovery. The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Nonaccrual, substandard and doubtful commercial and other non-residential real estate loans are considered for impairment. Impaired loans are generally evaluated based on the present value of the expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Based on this evaluation, specific loss reserves are established on impaired loans when necessary.

The allowance for loan loss was $14.9 million at June 30, 2006 and $15.2 million at June 30, 2005 or 1.21% and 1.25% of gross loans at June 30, 2006 and 2005, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The adequacy of allowance for loan loss is continually monitored by management with an emphasis on identifying potential portfolio risks to detect potential credit deterioration in the early stages, including trends and risks in the market place and loan types. Management, in conjunction with the Loan Review Committee, establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses.

     INVESTMENT ACTIVITIES

Investment decisions are made by authorized officers including the Chief Executive Officer or the Chief Financial Officer in accordance with policies established by Parkvale's Board of Directors.

Parkvale's investment portfolio consisted of the following securities at June 30 for the years indicated.

(In Thousands)                             2006       2005       2004
                                         --------   --------   --------
U.S. Government and agency obligations    323,151    360,376    337,656
Municipal obligations                       4,872      5,188      5,661
Corporate debt                             31,112     51,128     84,692
Mortgage-backed securities                 38,131     43,388     49,565
Equity securities (at market value)        27,917     25,022     20,372
                                         --------   --------   --------
Total investment portfolio               $425,183   $485,102   $497,946
                                         ========   ========   ========

During fiscal 2005, available funds were invested in shorter term US government securities compared to the emphasis on investments in corporate debt and purchasing single-family loans in prior years.

As part of its investment strategy, Parkvale also invests in mortgage-backed securities, the majority of which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association ("GNMA"). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae securities are guaranteed by their respective agencies. At June 30, 2006, Parkvale had $38.1 million, or 2.1% of total assets invested in mortgage-backed securities, as compared to 2.3% and 3.1% at June 30, 2005 and 2004, respectively. At June 30, 2006, the mortgage-backed securities included Freddie Mac ($9.0 million); GNMA ($2.3 million); Fannie Mae ($19.7 million) and collateralized mortgage obligations, including REMIC's ($7.1 million).

The following table shows mortgage-backed security activity during the years ended June 30.

(In Thousands)                                      2006       2005       2004
                                                  --------   --------   --------
Mortgage-backed securities at beginning of year   $ 43,388   $ 49,565   $ 40,430
Purchases                                            5,168         --     22,387
AFB Acquisition                                         --     14,715         --
Principal repayments                               (10,425)   (14,415)   (13,252)
Sales                                                   --     (6,477)        --
                                                  --------   --------   --------
Mortgage-backed securities at end of year         $ 38,131   $ 43,388   $ 49,565
                                                  ========   ========   ========

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2006 (in Thousands):

                                                 Carrying
                                                  Balance     %
                                                 --------   ----
U.S. Treasury and U.S. Government agencies:
   Maturing within one year                      $ 72,759   3.35
   Maturing within five years                     199,340   4.37
   Maturing within ten years                       51,052   3.89
States of the U.S. and political subdivisions:
   Maturing within five years                       2,911   4.88
   Maturing within ten years                          926   4.32
   Maturing after ten years                         1,035   4.71

Other corporate debt:
   Maturing within one year                         9,496   4.76
   Maturing within five years                       5,024   5.33
   Maturing after ten years                        16,592   7.65
Equity securities                                  27,917   3.96
Mortgage-backed securities                         38,131   4.20
                                                 --------   ----
   Total                                         $425,183   3.73%
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

DEPOSITS

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, commercial checking accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 31 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the Star network with 44 ATMs currently operated by Parkvale.

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

The following table shows the distribution of Parkvale's deposits by type of deposit as of June 30.

                              2006                2005                2004
(Dollars in Thousands)       Balance      %      Balance      %      Balance      %
                           ----------   ----   ----------   ----   ----------   ----
Passbook accounts and
   statement savings       $  203,686   14.0%  $  234,421   15.9%  $  201,723   15.7%
Checking and
   money market accounts      384,715   26.5%     396,585   26.8%     357,332   27.9%
Certificate accounts          694,748   47.9%     689,141   46.6%     604,796   47.2%
Jumbo certificates            159,352   11.0%     150,591   10.2%     110,147    8.6%
Accrued interest                9,263    0.6%       7,597    0.5%       7,973    0.6%
                           ----------   ----   ----------   ----   ----------   ----
Total savings deposits     $1,451,764    100%  $1,478,335    100%  $1,281,971    100%
                           ==========   ====   ==========   ====   ==========   ====

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

                              2006                2005                2004
(Dollars in Thousands)       Balance      %      Balance      %      Balance      %
                           ----------   ----   ----------   ----   ----------   ----
Passbook accounts          $  214,242   0.55%  $  212,571   0.53%  $  201,946   0.54%
Checking and
   money market accounts      388,877   0.89%     418,535   0.67%     359,756   0.63%
Certificate accounts          831,110   3.84%     747,772   3.60%     721,660   3.52%
Accrued interest               10,089   0.00%       8,910   0.00%       8,731   0.00%
                           ----------   ----   ----------   ----   ----------   ----
                           $1,444,318   2.53%  $1,387,788   2.22%  $1,292,093   2.43%
                           ==========   ====   ==========   ====   ==========   ====

The wide range of deposit accounts offered has increased Parkvale's ability to retain funds and allows it to be more competitive in obtaining new funds, but does not eliminate the threat of disintermediation. During periods of high interest rates, certificate and money market accounts are more costly than traditional accounts. In addition, Parkvale has become subject to short-term fluctuations in deposit flows as customers have become more rate conscious and inclined to move funds into higher yielding accounts. The ability of Parkvale to attract and maintain deposits along with the impact on the cost of funds is significantly affected by competitive market conditions.

The principal methods used by Parkvale to attract deposits include the offering of a wide range of services and accounts, competitive interest rates, and convenient office hours and locations. Parkvale utilizes traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mail. Parkvale's deposits are obtained primarily from persons who are residents of Pennsylvania, Ohio and West Virginia. Parkvale neither advertises for deposits outside of Pennsylvania and the Ohio Valley nor utilizes the services of deposit brokers. Approximately 2.1% of Parkvale's deposits were held by nonresidents of the tri-state area at June 30, 2006.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

                                    2006        2005       2004
                                  --------   ---------   --------
                                       (Dollars in Thousands)
Decrease before interest credit   ($56,325)   ($95,198)  ($73,390)
AFB deposits acquired                   --     268,703
Interest credited                   29,754      22,859     23,601
                                  --------   ---------   --------
Net deposit (decrease) increase   ($26,571)  $ 196,364   ($49,789)
                                  ========   =========   ========

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale's interest rate spread and to better match its interest rate sensitivity. The following table reflects the makeup of Parkvale's deposit accounts at June 30, 2006, including the scheduled quarterly maturity of CD accounts.

                                                    % of
                                      Amount in     Total
                                        000's     Deposits   Rate
                                     ----------   --------   ----
Passbook and club accounts           $  203,686     14.0%    0.65%
Checking and money market accounts      384,715     26.5     1.04
                                     ----------     ----     ----
Total non-certificate accounts          588,401     40.5     0.92

CDs maturing in quarter ended:
September 30, 2006                      118,286      8.1     3.32
December 31, 2006                       144,740     10.0     3.83
March 31, 2007                          112,952      7.8     4.25
June 30, 2007                           100,635      6.9     4.27
September 30, 2007                       55,728      3.8     4.40
December 31, 2007                        34,908      2.4     4.14
March 31, 2008                           31,773      2.2     4.26
June 30, 2008                            29,671      2.0     4.39
September 30, 2008                       18,419      1.3     4.83
December 31, 2008                        15,433      1.1     4.22
March 31, 2009                           23,307      1.6     4.20
June 30, 2009                            47,271      3.3     4.88
Thereafter                              120,977      8.3     4.83
                                     ----------     ----     ----
Total certificate accounts              854,100     58.9     4.18
Accrued interest                          9,263      0.6       --
                                     ----------     ----     ----
Total deposits                       $1,451,764      100%    2.82%
                                     ==========     ====     ====

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2006 which mature during the years ending June 30:

                                  2007       2008       2009     Thereafter     Total
                                --------   --------   --------   ----------   --------
                                                    (In Thousands)
Certificates of deposit:
   Under 4.00%                  $261,922   $ 60,130   $ 39,262    $ 14,816    $376,130
   4.00% to 5.99%                188,908     79,508     60,021      97,412     425,849
   6.00% to 7.99%                 25,783     12,442      5,147       8,749      52,121
                                --------   --------   --------    --------    --------
Total certificates of deposit   $476,613   $152,080   $104,430    $120,977    $854,100
                                ========   ========   ========    ========    ========

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2006 are summarized as follows:

                                  (In Thousands)
3 months or less                     $ 20,673
Over 3 months through 6 months         26,500
Over 6 months through 12 months        34,012
Over 12 months                         78,167
                                     --------
Total                                $159,352
                                     ========

BORROWINGS

Parkvale's borrowings from the FHLB of Pittsburgh are collateralized with FHLB capital stock, deposits with the FHLB of Pittsburgh, investment securities and loans. See "Regulation - Federal Home Loan Bank System." Borrowings are made pursuant to several different credit programs, which have varying interest rates, conversion options and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending and investment activities, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities.

The following table sets forth information concerning Parkvale's advances from the FHLB of Pittsburgh for the years ended June 30.

                                      2006       2005       2004
                                    --------   --------   --------
                                        (Dollars in Thousands)
Average balance outstanding         $217,084   $190,813   $164,433
Maximum amount outstanding at any
   month-end during the period      $226,941   $217,141   $171,096
Average interest rate                   5.01%      5.13%      5.19%
Balance outstanding at June 30      $221,885   $217,141   $171,093

The increase in the outstanding average balance from $190.8 million in fiscal 2005 to $217.1 million in fiscal 2006 is due to additional advances drawn on the FHLB during fiscal 2006 and in June 2005. The average increases related to a new borrowing of $10 million during fiscal 2006 at a rate of 4.67% for an advance with a stated maturity of 11 years. Advances borrowed in June 2005 aggregated $20 million with an average rate of 4.37% and an average maturity of 10.5 years.

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

                                                           Year ended June 30
                                ------------------------------------------------------------------------
                                           2006 vs 2005                          2005 vs 2004
                                ----------------------------------   -----------------------------------
                                                   Rate/                                 Rate/
                                 Rate    Volume   Volume    Total      Rate    Volume    Volume    Total
                                ------   ------   ------   -------   -------   ------   -------   ------
                                                             (In Thousands)
Interest Earning Assets
   Loans                        $4,004   $5,388    $338    $ 9,730   $ 2,587   $ (637)  $   (30)  $1,920
   Investments                   1,535     (842)    (90)       603    (1,355)   7,008      (720)   4,933
   Federal Funds Sold            1,526      107      87      1,720     1,438     (365)     (447)     626
                                ------   ------    ----    -------   -------   ------   -------   ------
   Total                         7,065    4,653     335     12,053     2,670    6,006    (1,197)   7,479
                                ------   ------    ----    -------   -------   ------   -------   ------
Interest-bearing Liabilities
   Deposits                      4,441    1,255      64      5,760    (2,649)   2,321      (183)    (511)
   FHLB advances and debt          (21)   1,665     (17)     1,627      (394)   1.676       (71)   1,211
   Trust preferred securities      538      222      65        825       323      176        46      545
                                ------   ------    ----    -------   -------   ------   -------   ------
Total                            4,958    3,142     112      8,212    (2,720)   4,173      (208)   1,245
                                ------   ------    ----    -------   -------   ------   -------   ------
Net change in net interest
   income (expense)             $2,107   $1,511    $223    $ 3,841   $ 5,390   $1,833   $  (989)  $6,234
                                ======   ======    ====    =======   =======   ======   =======   ======

SUBSIDIARIES

PFC conducts substantially all of its operations through the Bank, which is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania.

PFC also has two other subsidiaries. Parkvale Statutory Trust I ("PSTI") and Advance Statutory Trust I ("ASTI"), which are Connecticut chartered investment companies. PSTI and ASTI were formed in 2002 with aggregate borrowings of $32.2 million, which was contributed to the Bank in the form of Tier 1 capital.

Pennsylvania law permits a Pennsylvania-chartered, federally insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. Because Parkvale's subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2006, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.

Parkvale Bank's wholly owned subsidiaries include Parkvale Investment Corporation ("PIC"), Parkvale Mortgage Corporation ("PMC"), PV Financial Service, Inc. ("PVFS") and Renaissance Corporation ("Renaissance"). The PIC was formed in fiscal 2000 as a Delaware investment corporation. PMC was acquired in 1986 and operated two offices originating residential mortgage loans for the Bank during fiscal 2006. The PMC office in Fairfax, Virginia was closed in conjunction with expiration of the lease in the first quarter of fiscal 2007 with forwarded phone messages for loans in the Greater Washington, DC market now handled by Parkvale residential loan officers. For additional information regarding PMC, see "Lending Activities". PVFS was incorporated in 1972 and from 1997 until 2002, PVFS operated as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. At June 30, 2006, PVFS had net assets of $2.4 million and $1.8 million of loans outstanding. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2006 is $142,000 in cash.

COMPETITION

Parkvale faces substantial competition both in the attraction of deposits and in the making of mortgage and other loans in its primary market area. Competition for the origination of mortgage and other loans principally comes from other savings institutions, commercial banks, mortgage banking companies, credit unions and other financial service corporations located in the tri-state area. Because of the wide diversity and large number of competitors, the exact number of competitors changes frequently. Parkvale's most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions located in the Southwestern Pennsylvania, Northern West Virginia and Eastern Ohio. In times of higher interest rates, Parkvale also encounters significant competition for investors' funds from short-term money market securities and other corporate and government securities. During a lower interest rate environment, Parkvale and other depository institutions experience increased competition from stocks, mutual funds, and other direct investments offering the potential for higher yields.

Parkvale competes for loans principally through the interest rates and loan fees it charges on its loan products. In addition, Parkvale believes it offers a high degree of professionalism and quality in the services it provides borrowers and their real estate brokers. It competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with inter-branch deposit and withdrawal privileges. Parkvale believes its offices are strategically located within the tri-state area, which provides Parkvale with both an opportunity to become an integral part of the local communities within the region and the means of competing with larger financial institutions doing business within the tri-state area. In addition, Parkvale has three offices located in downtown Pittsburgh to provide services to the business community and suburban customers working and shopping in the City of Pittsburgh.

MARKET AREA

The Pittsburgh region has been a business leader for generations. The Pittsburgh Metropolitan Statistical Area (MSA), which includes Allegheny, Armstrong, Beaver, Butler, Fayette, Washington and Westmoreland counties, is ranked 20th by population in the United States, according to the 2000 U.S. Census. The region's economy is primarily dependent on a combination of the manufacturing trade, services, government, and transportation industries. The economy has experienced a transition away from the steel and steel-related industries to the service industries, such as transportation, health care, education and finance. In addition to containing the corporate headquarters of major industrial and financial corporations, Pittsburgh is also a major regional health and education center, and a large number of high technology firms have established operations in Pittsburgh due to the wide range of support services available. The area served by Parkvale's Advance Financial division is demographically quite similar to the Pittsburgh region as the Steubenville, Ohio-Wheeling, West Virginia region is undergoing a transition from heavy industry to state-of-the-art manufacturing, information/service-based office operations and advanced technology/research.

EMPLOYEES

As of June 30, 2006, Parkvale and its subsidiaries had 380 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.

REGULATION

GENERAL

Set forth below is a brief description of certain laws and regulations which are applicable to PFC and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

Insurance and Regulatory Structure. The Deposit Insurance Fund ("DIF") is administered by the FDIC in accordance with deposit reform legislation signed into law on February 8, 2006. This legislation merged the former Bank Insurance Fund and the Savings Association Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums. Major provisions in the legislation include:

     - Maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011.

     - Providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions.

     - Providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996. The institutions qualifying for the credit may use it to offset future premiums with certain limitations.

     - Requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

CAPITAL STANDARDS. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and total risk-based capital equal to at least 8.0% of risk-weighted assets. Total capital includes both Tier I and Tier II (supplementary) capital, with Tier II capital limited to no more than the amount of Tier I capital. At June 30, 2006, the Bank was in compliance with all applicable regulatory requirements, with Tier I and total capital ratios of 6.65% and 12.98%, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required, among other things, the federal banking agencies to revise risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk ("IRR"), concentration of credit risk, and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. The FDIC, the Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency ("OCC"), collectively, "the agencies", jointly issued a policy statement on June 26, 1996 providing bankers guidance on sound interest rate risk management practices. This policy statement augments the action taken by the agencies in 1995 to implement the portion of FDICIA addressing risk-based capital standards for interest rate risk. The agencies elected not to pursue a standardized measure and explicit capital charge for interest rate risk. Instead, the policy statement encourages banks to use their own internal models to measure IRR but emphasizes that they must have adequate board and senior management oversight and a comprehensive process for managing IRR. Parkvale's management does not anticipate difficulty in meeting the capital requirements in the future. However, there can be no assurance that this will be the case. Failure to maintain minimum levels of required capital will result in the submission to the applicable FDIC Regional Director for review and approval of a reasonable plan describing the means and timing by which the Bank shall achieve its minimum Tier I ratio and may result in the imposition by the Pennsylvania Department of Banking or the FDIC of various operational restrictions, including limitations as to the rate of interest that may be paid on deposit accounts, the taking of deposits, the issuance of new accounts, the ability to originate particular types of loans, and the purchase of loans or the making of specified other investments. Alternatively, the institution may be placed into receivership or conservatorship under the FDIC, which would be charged with managing the institution until it could be sold or liquidated.

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

Regulators can impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions include the imposition of a capital plan and termination of deposit insurance. The FDIC also may recommend that the Department of Banking take enforcement action. If the Department does not take action, the FDIC would have authority to compel such action under certain circumstances.

USA PATRIOT ACT

The USA Patriot Act imposes additional obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls that are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Banks must have procedures in place to adequately identify new and existing customers and are required to maintain this information for a set period of time. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

SARBANES-OXLEY ACT OF 2002

The corporate-governance and accounting-oversight bill, also known as the Sarbanes-Oxley Act of 2002 ("the Act"), became law in July 2002. The bill created the Public Company Accounting Oversight Board, an independent auditing-oversight board under the Securities and Exchange Commission ("SEC"), by which the Bank's holding company, Parkvale Financial Corporation, is regulated. The bill also increases penalties for corporate wrongdoers, requires faster and more extensive financial disclosure, and creates avenues of recourse for aggrieved shareholders. The Act contains separate provisions that require signed certifications to be made by the chief executive officer and the chief financial officer of all public companies. The Act provides criminal penalties of up to $1.0 million and imprisonment of up to 10 years for an officer that provides a certification knowing it to be untrue.

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

Engagement of Advisors. In recognition of the audit committee's independent status, each audit committee is authorized to engage independent counsel and other advisors; and

Payment of Expenses. The Company must provide the appropriate funding, as determined by the audit committee, for payment of compensation to the auditors and advisors of the audit committee. In 2002, the SEC published accelerated filing deadlines for Form 10-K and Form 10-Q. On September 21, 2005, the SEC made permanent the deadlines for accelerated filers. The guidelines as they affect Parkvale are as follows:

For Form 10-K, fiscal 2006 and thereafter filing deadline is 75 days or 9/13/06.

For Form 10-Q, quarterly reports filing deadline during fiscal 2007 is 40 days, i.e. 11/9/06 for the first quarter of 2007 and thereafter.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to hold a minimum amount of FHLB capital stock equal to: 1.) not less than 4.5% and not more than 6% of its outstanding FHLB loans and 2.) at least a certain percentage of its unused borowing capacity, not to exceed 1.5%. In addition, the FHLB may require, on a prospective basis, a member to maintain FHLB capital stock in an amount not to exceed 4% of acquired member assets balances purchased by and on the FHLB's balance sheet. The FHLB board of directors sets these percentages and they are subject to change from time to time with the board's approval. Members are not required to hold FHLB capital stock to support letters of credit and interest rate exchange agreements with the FHLB. Parkvale had a $15.9 million investment in stock of the FHLB of Pittsburgh at June 30, 2006 to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member's shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2006, the Bank had $221.9 million of outstanding advances from the FHLB of Pittsburgh.

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

PFC's income tax returns for calendar 2002, 2003, 2004 and 2005 have been filed with the IRS and are open to examination. However, PFC has not yet been advised by the IRS if an examination will be performed. All income tax returns for calendar 2001 and prior years have been either accepted as filed or settled with the IRS with such settlements not resulting in a significant charge to income.

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

ITEM 1A. RISK FACTORS

Investments in Parkvale's common stock involve risk. The following discussion highlights risks management believes are material for our company, but does not necessarily include all risks that Parkvale may face.

THE MARKET PRICE OF PARKVALE COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY IN RESPONSE TO A NUMBER OF FACTORS, INCLUDING:

     -    changes in securities analysts' estimates of financial performance

     -    volatility of stock market prices and volumes

     -    changes in market valuations of similar companies

     - changes in interest rates since net interest income comprises the majority of our revenue and is significantly influenced by changes in interest rates

     - new products or services offered in the banking and/or financial services industries

     -    variations in quarterly or annual operating results

     -    litigation

     - regulatory actions including new laws and regulations and continued compliance with existing laws and regulation

     - changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

IF PARKVALE DOES NOT ADJUST TO CHANGES IN THE FINANCIAL SERVICES INDUSTRY, ITS FINANCIAL PERFORMANCE MAY SUFFER.

Parkvale's ability to maintain its history of favorable financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include security dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

FUTURE GOVERNMENTAL REGULATION AND LEGISLATION COULD LIMIT OUR GROWTH.

Parkvale is subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. Changes to these laws could affect the ability to deliver or expand services and diminish the value of our business. See "Regulation" for additional information.

INTEREST RATE VOLATILITY COULD HARM RESULTS OF OPERATION.

Parkvale's results of operations depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond our control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and borrowings. Although increases in interest rates would result in additional interest income from each new loan made or serviced, the number of new loans is likely to decrease as interest rates rise. Any revenue reductions from fewer loans and increased interest expense paid in connection with borrowed funds and deposits may not be offset by the higher income as a result of increased interest rates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

Parkvale presently conducts its business from its main office building and 46 branch offices located in the tri-state area. Parkvale owns the building and land for 24 of its offices and leases its remaining 23 offices. Such leases expire through 2041. PMC leased facilities outside of Pennsylvania for two loan origination centers. At June 30, 2006, Parkvale's land, building and equipment had a net book value of $17.6 million.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The information required herein is incorporated by reference on pages 21 and 46 of PFC's 2006 Annual Report.

     No equity securities were sold by PFC during the past three years that were not registered under the Securities Act of 1933. For information regarding equity compensation shares, see Item 12 of this Form 10-K.

(b)  Not Applicable.

(c) During the year ended June 30, 2006, Parkvale purchased 5,785 shares at an average price per share of $27.32.

     The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any "affiliated purchaser," as defined in section 240.10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

                                                 Total Number of
                                               Shares Purchased as     Maximum Numbers of
                   Total Number     Average      Part of Publicly    Shares that May Yet Be
                     of Shares    Price Paid     Announced Plans       Purchased Under the
Period               Purchased     Per Share       or Programs        Plans or Programs (1)
------             ------------   ----------   -------------------   ----------------------
April 1-30, 2006        --            --                --                   209,965
May 1-31, 2006          --            --                --                   209,965
June 1-30, 2006         --            --                --                        --

(1)  The repurchase program approved on June 19, 2003 expired on June 30, 2006.

ITEM 6. SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 1 of PFC's 2006 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 4 to 13 of PFC's 2006 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required herein is incorporated by reference from pages 4 to 13 of PFC's 2006 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 14 to 37 of PFC's 2006 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Management's internal control report on page 36 of PFC's 2006 Annual Report is incorporated by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 5 to 12 of the definitive proxy statement of the Corporation for the 2006 Annual Meeting of Stockholders, which will be filed on or before September 18, 2006 (the "definitive proxy statement").

As required by the Sarbanes-Oxley Act of 2002, Parkvale has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer and chief financial officer) and employees and a Senior Financial Officer Code of Ethics, that applies to its chief executive officer and chief financial officer. The codes of ethics may be found on our website at www.parkvale.com.

ITEM 11. EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from pages 10 to 19 of the definitive proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement.

The following table provides Equity Compensation Plan information as of June 30, 2006 with respect to shares of Parkvale Common Stock that may be issued under our existing equity compensation plans, which consists of the 1993 Directors' Stock Option Plan, the 1993 Key Employee Stock Compensation Program and the 2004 Stock Incentive Plan.

                                                                                   Number of securities
                                   Number of securities     Weighted average     remaining available for
                                     to be issued upon     exercise price of      future issuance under
                                        exercise of           outstanding          equity compensation
                                   outstanding options,    options, warrants   plans (excluding securities
                                  warrants and rights(a)     and rights(b)      reflected in column(a)(c))
                                  ----------------------   -----------------   ---------------------------
Equity compensation plans
   approved by security holders           298,023                $21.88                  259,000
Equity compensation plans not
   approved by security holders                --                    --                       --
                                          -------                ------                  -------
Total                                     298,023                $21.88                  259,000
                                          =======                ======                  =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is incorporated by reference from pages 18 to 19 of the definitive proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required herein is incorporated by reference from page 20 of the definitive proxy statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) DOCUMENTS FILED AS PART OF THIS REPORT

The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                                                                          Page
                                                                        --------
Consolidated Statements of Financial Condition at June 30, 2006 and
   2005                                                                    14

Consolidated Statements of Operations for each of the three years
   in the period ended June 30, 2006                                       15

Consolidated Statements of Cash Flows for each of the three years
   in the period ended June 30, 2006                                       16

Consolidated Statements of Shareholders' Equity for each of the three
   years in the period ended June 30, 2006                                 17

Notes to Consolidated Financial Statements                              18 to 34

Reports of Independent Registered Public Accounting Firm                  35, 37

Management's Report on Internal Control over Financial Reporting           36

(b) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.

No.    Exhibit                                                              Page
---    -------                                                              ----
3(a)   Articles of Incorporation                                              *

3(b)   Bylaws                                                                 &

4      Common Stock Certificate                                               *

10(a)  1993 Key Employee Stock Compensation Program                           x

10(b)  1993 Directors' Stock Option Plan                                      &

10(b1) 2004 Stock Incentive Plan                                             **

10(c)  Consulting Agreement with Robert D. Pfischner                          ~

10(d)  Amended and Restated Employment Agreement with Robert J. McCarthy,
       Jr.                                                                    #

10(e)  Amended and Restated Change in Control Severance Agreement with
       Timothy G. Rubritz                                                     #

10(e)1 Amended and Restated Change in Control Severance Agreement
       with Gail B. Anwyll                                                    #

10(f)  Executive Deferred Compensation Plan                                   &

10(g)  Supplemental Employee Benefit Plan                                     +

13 Excerpts of the 2006 Annual Report to Shareholders filed herewith. Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission ("the SEC") only and is not deemed to be "filed" as part of this Form 10-K.

22 Subsidiaries of Registrant Reference is made to Item 1. Business - Subsidiaries for the required information

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

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Registrant's Form 8-B filed with the SEC on January 5, 1989.

x Incorporated by reference, as amended, to Form S-8 at File No. 33-98812 filed by the Registrant with the SEC on November 1, 1995.

~ Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 28, 1994.

+ Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 21, 1995.

# Incorporated by reference to Form 8-K filed by the Registrant with the SEC on December 21, 2005.

& Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 24, 1998.

** Incorporated by reference to the Definitive Proxy Statement filed by the Registrant with the SEC on September 17, 2004.

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

                                        PARKVALE FINANCIAL CORPORATION


Date: September 7, 2006                 By: /s/ Robert J. McCarthy, Jr.
                                            ------------------------------------
                                            Robert J. McCarthy, Jr.
                                            Director, President and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert J. McCarthy, Jr.             September 7, 2006
-------------------------------------          Date
Robert J. McCarthy, Jr.,
Director, President and
Chief Executive Officer


/s/ Timothy G. Rubritz                  September 7, 2006
-------------------------------------          Date
Timothy G. Rubritz,
Vice President - Treasurer
(Chief Financial & Accounting
Officer)


/s/ Robert D. Pfischner                 September 7, 2006
-------------------------------------          Date
Robert D. Pfischner, Chairman of the
Board


/s/ Fred P. Burger, Jr.                 September 7, 2006
-------------------------------------          Date
Fred P. Burger, Jr., Director


/s/ Andrea F. Fitting                   September 7, 2006
-------------------------------------          Date
Andrea F. Fitting, Director


/s/ Stephen M. Gagliardi                September 7, 2006
-------------------------------------          Date
Stephen M. Gagliardi, Director


/s/ Patrick J. Minnock                  September 7, 2006
-------------------------------------          Date
Patrick J. Minnock, Director


/s/ Harry D. Reagan                     September 7, 2006
-------------------------------------          Date
Harry D. Reagan, Director