Form 10-Q
period 2006-09-30
PARKVALE FINANCIAL CORP
filed 2006-10-27
CIK 820907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549


                                    FORM 10-Q


    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The closing sales price of the Registrant's Common Stock on October 25, 2006 was $31.89 per share.

Number of shares of Common Stock outstanding as of October 25, 2006 was 5,679,742.

PARKVALE FINANCIAL CORPORATION

INDEX

Part I.     Financial Information                                         Page
---------------------------------                                         ----

Item 1.
Consolidated Statements of Financial Condition as of September 30,
  2006 and June 30, 2006                                                     3

Consolidated Statements of Operations for the three months ended
  September 30, 2006 and 2005                                                4

Consolidated Statements of Cash Flows for the three months ended
  September 30, 2006 and 2005                                              5-6

Consolidated Statements of Shareholders' Equity for the three months
  ended September 30, 2006                                                   6

Notes to Unaudited Interim Consolidated Financial Statements              7-10

Item 2.
Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                  11-16

Item 3.
Quantitative and Qualitative Disclosures about Market Risk                  16

Item 4.
Controls and Procedures                                                     16

Part II - Other Information                                              17-18

Signatures                                                                  18

Exhibits                                                                 19-21

Item 1.
                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                                   SEPTEMBER 30,            June 30,
                               ASSETS                                   2006                  2006
                                                                    -----------           -----------
Cash and noninterest-earning deposits                               $    27,664           $    25,676
Federal funds sold                                                      180,000               104,000
                                                                    -----------           -----------
Cash and cash equivalents                                               207,664               129,676
Interest-earning deposits in other banks                                  8,004                 8,307
Investment securities available for sale (cost of
  $27,361 at September 30 and $27,755 at June 30)                        27,664                27,917
Investment securities held to maturity (fair value
  of $384,476 at September 30 and $389,964 at June 30)                  387,800               397,266
Loans, net of allowance of $14,957 at September 30
  and $14,907 at June 30                                              1,214,310             1,217,328
Foreclosed real estate, net                                               1,707                   975
Office properties and equipment, net                                     17,361                17,592
Goodwill                                                                 25,634                25,634
Intangible assets and deferred charges                                    6,293                 6,532
Prepaid expenses and other assets                                        27,149                27,488
                                                                    -----------           -----------
      Total Assets                                                  $ 1,923,586           $ 1,858,715
                                                                    ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                            $ 1,519,881           $ 1,451,764
Advances from Federal Home Loan Bank                                    216,827               221,885
Trust preferred securities                                               32,200                32,200
Other debt                                                               20,413                17,528
Advance payments from borrowers for taxes and insurance                   3,973                 7,292
Other liabilities                                                         5,074                 5,342
                                                                    -----------           -----------
      Total Liabilities                                               1,798,368             1,736,011
                                                                    -----------           -----------

SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value; 5,000,000
  shares authorized; 0 shares issued)                                      --                    --
Common stock ($1.00 par value; 10,000,000 shares
  authorized; 6,734,894 shares issued)                                    6,735                 6,735
Additional paid in capital                                                3,481                 3,517
Treasury stock at cost (1,055,152 shares at September 30
   and 1,065,830 at June 30)                                            (20,491)              (20,620)
Accumulated other comprehensive income                                      192                   116
Retained earnings                                                       135,301               132,956
                                                                    -----------           -----------
      Total Shareholders' Equity                                        125,218               122,704
                                                                    -----------           -----------
      Total Liabilities and Shareholders' Equity                    $ 1,923,586           $ 1,858,715
                                                                    ===========           ===========


                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        2006               2005
                                                      --------           --------
Interest Income:
      Loans                                           $ 17,676           $ 16,341
      Investments                                        4,694              4,536
      Federal funds sold                                 1,559                775
                                                      --------           --------
Total interest income                                   23,929             21,652
                                                      --------           --------

Interest Expense:
      Deposits                                          10,675              8,725
      Borrowings                                         2,910              2,899
      Trust preferred securities                           753                592
                                                      --------           --------
Total interest expense                                  14,338             12,216
                                                      --------           --------

Net interest income                                      9,591              9,436
Provision for loan losses                                  204                136
                                                      --------           --------
Net interest income after
      provision for loan losses                          9,387              9,300
                                                      --------           --------

Noninterest Income:
      Service charges on deposit accounts                1,815              1,589
      Other service charges and fees                       330                339
      Gain (loss) on sale of assets                         (9)              --
      Other                                                492                355
                                                      --------           --------
Total noninterest income                                 2,628              2,283
                                                      --------           --------

Noninterest Expense:
      Compensation and employee benefits                 3,763              3,698
      Office occupancy                                   1,185              1,262
      Marketing                                            122                139
      Office supplies, telephone and postage               479                451
      Other                                              1,298              1,290
                                                      --------           --------
Total noninterest expense                                6,847              6,840
                                                      --------           --------

Income before income taxes                               5,168              4,743
Income tax expense                                       1,687              1,515
                                                      --------           --------

Net income                                            $  3,481           $  3,228
                                                      ========           ========
Net income per share:
      Basic                                           $   0.61           $   0.57
      Diluted                                         $   0.61           $   0.57


PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     2006                2005
                                                                  ---------           ---------
Cash flows from operating activities:
Interest received                                                 $  24,702           $  23,113
Loan fees (paid) received                                               (62)                (82)
Other fees and commissions received                                   2,512               2,167
Interest paid                                                       (14,435)            (12,247)
Cash paid to suppliers and others                                    (6,350)             (6,870)
Income taxes paid                                                    (2,091)             (1,395)
                                                                  ---------           ---------

Net cash provided by operating activities                             4,276               4,686

Cash flows from investing activities:
Proceeds from maturities of investment securities                    30,307              22,247
Purchase of investment securities available for sale                   --                (1,906)
Purchase of investment securities held to maturity                  (20,501)            (16,285)
Maturity of deposits in other banks                                     302               3,337
Purchase of loans                                                   (33,858)            (37,709)
Proceeds from sales of loans                                            153                 982
Principal collected on loans                                         80,881              75,982
Loans made to customers, net of loans in process                    (45,071)            (37,210)
Other                                                                  (177)               (232)
                                                                  ---------           ---------

Net cash provided by investing activities                            12,036               9,206

Cash flows from financing activities:
Net increase (decrease) in checking and savings accounts             48,269             (11,796)
Net increase (decrease) in certificates of deposit                   19,890             (18,916)
Proceeds from FHLB advances                                            --                10,000
Repayment of FHLB advances                                           (5,006)                 (6)
Net increase (decrease) in other borrowings                           2,885              (5,423)
Decrease in borrowers' advances for taxes and insurance              (3,319)             (2,997)
Cash dividends paid                                                  (1,136)             (1,124)
Proceeds from exercise of stock options                                  93                 138
Payment for treasury stock                                             --                   (92)
                                                                  ---------           ---------

Net cash provided by (used in) financing activities                  61,676             (30,216)
                                                                  ---------           ---------
Net increase (decrease) in cash and cash equivalents                 77,988             (16,324)

Cash and cash equivalents at beginning of period                    129,676             107,040
                                                                  ---------           ---------
Cash and cash equivalents at end of period                        $ 207,664           $  90,716
                                                                  =========           =========


                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                                     2006              2005
                                                                                    -------           -------
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                          $ 3,481           $ 3,228
                                                                                    -------           -------
Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization                                                      638               637
     Accretion and amortization of loan fees and discounts                               91               349
     Loan fees collected and deferred (premiums paid)                                  (100)             (150)
     Provision for loan losses                                                          204               136
     Loss (gain) on sale of assets                                                        9              --
     Decrease in accrued interest receivable                                            632             1,041
     (Increase) in other assets                                                        (281)             (420)
     (Decrease) increase in accrued interest payable                                    (58)                6
     (Decrease) in other liabilities                                                   (340)             (141)
                                                                                    -------           -------
     Total adjustments                                                                  795             1,458
                                                                                    -------           -------
Net cash provided by operating activities                                           $ 4,276           $ 4,686
                                                                                    =======           =======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $1.2 million for the three months ended September 30, 2006 and $160,000 for the three months ended September 30, 2005.


                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)

                                                                                           Accumulated
                                                                   Additional                Other                       Total
                                                         Common     Paid-in   Treasury    Comprehensive    Retained   Shareholders'
                                                          Stock     Capital    Stock         Income        Earnings       Equity
                                                        --------------------------------------------------------------------------
Balance, June 30, 2006                                   $6,735     $3,517    ($20,620)       $116         $132,956       $122,704
Net income, three months ended September 30, 2006                                                             3,481          3,481
Accumulated other comprehensive income:
  Change in unrealized gain on securities,
  net of deferred tax benefit of $53                                                            76                              76
      Comprehensive income                                                                                                   3,557
Dividends declared on common stock at $0.20 per share                                                        (1,136)        (1,136)
Exercise of stock options                                              (36)        129                                          93
                                                        --------------------------------------------------------------------------

Balance, September 30, 2006                              $6,735     $3,481    ($20,491)       $192         $135,301       $125,218
                                                        ==========================================================================


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations
The statements of operations for the three months ended September 30, 2006 and 2005 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for fiscal 2007. The Annual Report on Form 10-K for the year ended June 30, 2006 contains additional information and should be read in conjunction with this report.

Loans

                                                                  SEPTEMBER 30, 2006      June 30, 2006
                                                                  ------------------      -------------
Loans are summarized as follows:
Mortgage loans:
     Residential:
       1-4 Family                                                     $  837,210            $  833,262
       Multifamily                                                        27,363                28,911
     Commercial                                                          107,100               108,977
     Other                                                                20,155                20,834
                                                                      --------------------------------
                                                                         991,828               991,984
Consumer loans                                                           181,662               182,506
Commercial business loans                                                 47,996                49,875
Loans on savings accounts                                                  5,661                 5,721
                                                                      --------------------------------
                                                                       1,227,147             1,230,086
Less: Loans in process                                                        31                   142
        Allowance for loan losses                                         14,957                14,907
        Unamortized premiums and deferred loan fees                       (2,151)               (2,291)
                                                                      --------------------------------
Loans, net                                                            $1,214,310            $1,217,328
                                                                      ================================

Included in the $181,662 of consumer loans are $801 of student and unsecured credit card loans that are classified as held-for-sale. At September 30, 2006, the market value of these loans approximated $801.

The following summarizes the activity in the allowance for loan losses for the three-month period ended September 30:

                                                                           2006                  2005
                                                                         -------               -------
Beginning balance                                                        $14,907               $15,188
Provision for losses - mortgage loans                                         62                    43
Provision for losses - consumer loans                                        142                    43
Provision for losses - commercial loans                                        -                    50
Loans recovered                                                                9                     9
Loans charged off                                                           (163)                 (183)
                                                                         -------               -------
Ending balance                                                           $14,957               $15,150
                                                                         =======               =======

Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the three months ended September 30, 2006 and 2005, total comprehensive net income amounted to $3,557 and $3,188, respectively.

(Dollar amounts in thousands, except share data)

Earnings Per Share ("EPS")
The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

                                                                           2006               2005
                                                                         --------           --------
Numerator for basic and diluted earnings per share:
     Net Income                                                             $3,481             $3,228
Denominator:
     Weighted average shares for basic earnings per share                5,676,240          5,628,141
     Effect of dilutive stock options                                       70,223             69,021
                                                                         ---------          ---------
     Weighted average shares for dilutive earnings per share             5,746,463          5,697,162
                                                                         =========          =========
Net income per share:
     Basic                                                                   $0.61              $0.57
     Diluted                                                                 $0.61              $0.57
Dividends per share                                                          $0.20              $0.20

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addressed the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise's equity instruments that may be settled by the issuance of such equity instruments. Under FAS 123R, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance permitted the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The revised statement eliminated the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement eliminated the alternative to use the intrinsic value method of accounting. This statement requires the use of fair value recognition principles. This statement did not have a significant impact on Parkvale's results of operations, which became effective for Parkvale on July 1, 2005. At September 30, 2006, Parkvale does not have any unvested stock options outstanding.

Investments
U.S. Government and Agency Obligations   The unrealized losses on Parkvale's
investments in U.S. Government and Agency obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because Parkvale has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Parkvale does not consider those investments to be other-than-temporarily impaired at September 30, 2006.

(Dollar amounts in thousands, except share data)

Corporate Debt   Parkvale's unrealized losses on investments in corporate bonds relates to seven corporate bonds aggregating $15,000 of investments. The unrealized losses were primarily caused by interest rate increases. The contractual terms of those investments do not permit debtors to settle the security at a price less than the face value of the investment. The investment ratings for one of the investments, which matures in February 2007, is below investment grade at B and six of the investments are considered investment grade at A and BBB. Parkvale currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that the debentures would not be settled at a price less than the amortized cost of the investment. Because Parkvale has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these debentures to be other-than-temporarily impaired at September 30, 2006.

Marketable Equity Securities   Parkvale's investments in marketable equity
securities consist primarily of investments in common stock of companies in various industries. Parkvale's unrealized loss relates to a mutual fund, Franklin Adjustable US Government, representing, $4,744 of the fair value and $256 of unrealized loss. Parkvale evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and Parkvale's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider this investment to be other-than-temporarily impaired at September 30, 2006.

New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("FAS") No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This pronouncement, which will be effective for the Parkvale in fiscal 2008, clarifies accounting for income tax positions that are either: (1) complex, and therefore, subject to varied interpretation, or (2) controversial.

Management does not expect this pronouncement to have a significant impact on the Parkvale's financial position or results of operations in fiscal 2008.

In September 2006, the FASB issued No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have material effect on the Company's results of operations or financial position.

In September 2006, the FASB issued No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132R. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with public traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard is not expected to have an effect on the Company's results of operations or financial position.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES
The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the placecountry-regionUnited States of America (US GAAP) and general practices within the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year's financial statements to the current year's presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Accounting policies involving significant judgments and assumptions by management, which have or could have a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Corporation recognizes the following as critical accounting policies: Allowance for Loan Loss, Carrying Value of Investment Securities, Valuation of Foreclosed Real Estate and Carrying Value of Goodwill and Other Intangible Assets.

The Corporation's critical accounting policies and judgments disclosures are contained in the June 30, 2006 Parkvale Financial Corporation's Annual Report printed in September 2006. Management believes that there have been no material changes since June 30, 2006. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

(Dollar amounts in thousands, except per share data)


BALANCE SHEET DATA:

                                                                          SEPTEMBER 30,
                                                                      2006              2005
                                                                      ----              ----
Total assets                                                       $1,923,586        $1,848,671
Loans, net                                                          1,214,310         1,196,538
Interest-earning deposits and federal funds sold                      188,004            71,137
Total investments                                                     415,464           480,744
Deposits                                                            1,519,881         1,447,590
FHLB advances                                                         216,827           227,084
Shareholders' equity                                                  125,218           115,079
Book value per share                                                   $22.05            $20.43

Statistical Profile:                                                      THREE MONTHS ENDED
                                                                          SEPTEMBER 30,  (1)
                                                                        2006              2005
------------------------------------------------------------------------------------------------
Average yield earned on all
   interest-earning assets                                              5.46%            4.90%
Average rate paid on all
   interest-bearing liabilities                                         3.34%            2.81%
Average interest rate spread                                            2.12%            2.09%
Net yield on average
   interest-earning assets                                              2.19%            2.13%
Other expenses to average assets                                        1.48%            1.46%
Taxes to pre-tax income                                                32.64%           31.94%
Return on average assets                                                0.75%            0.69%
Return on average equity                                               11.17%           11.27%
Average equity to average total assets                                  6.72%            6.13%

                                                                          AT SEPTEMBER 30,
                                                                        2006             2005
-----------------------------------------------------------------------------------------------
One year gap to total assets                                           -2.33%            2.05%
Intangibles to total equity                                            25.50%           28.57%
Ratio of nonperforming assets to total assets                           0.36%            0.36%
Number of full-service offices                                            47               46

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:
Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following:

     (Dollar amounts in 000's)                     SEPTEMBER 30, 2006        June 30, 2006        September 30, 2005
                                                   ------------------        -------------        ------------------
Delinquent single-family mortgage loans                  $2,769                  $1,700                  $2,603
Delinquent other loans                                    2,499                   1,759                   2,983
                                                         ------                  ------                  ------
Total nonperforming loans                                 5,268                   3,459                   5,586
Total impaired loans                                         19                     130                       1
Real estate owned, net                                    1,707                     975                   1,045
                                                         ------                  ------                  ------
Total                                                    $6,994                  $4,564                  $6,632
                                                         ======                  ======                  ======

Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned represent 0.36%, 025% and 0.36% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at September 30, 2006 consisted of 39 single-family owner occupied homes. As of September 30, 2006, $1.0 million or 36.3% of the nonaccrual mortgage loans totaling $2.8 million were purchased from others. The $1.0 million of the delinquent loans purchased from others are comprised of three loans which management believes are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $170,000 at September 30, 2006 and $135,000 at June 30, 2006. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $19,000 and $130,000 of loans classified as impaired at September 30, 2006 and at June 30, 2006. The average recorded investment in impaired loans is $6,000 at September 30, 2006. Interest income of less than $1,000 has not been recognized for impaired loans during the September 30, 2006 quarter. Impaired assets include $1.7 million of foreclosed real estate as of September 30, 2006. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate normally consists of 1-4 family single-family dwellings. In addition, 7 properties of foreclosed commercial real estate at September 30, 2006 are valued at $1.2 million.

ALLOWANCE FOR LOAN LOSSES:
The allowance for loan losses was $15.0 million at September 30, 2006, $14.9 million at June 30, 2006 and $15.2 million at September 30, 2005 or 1.22%, 1.21% and 1.25% of gross loans at September 30, 2006, June 30, 2006 and September 30, 2005. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors. The loan portfolio includes $196.0 million of initial interest only mortgage loans at September 30, 2006, which are considered well collateralized.

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

LIQUIDITY AND CAPITAL RESOURCES:
Federal funds sold increased $76.0 million or 73.1% from June 30, 2006 to September 30, 2006. Investment securities held to maturity decreased $9.5 million or 2.4% and loans decreased $3.0 million or 0.3% from June 30, 2006 to September 30, 2006 as funds from the maturing investments were primarily deployed into federal funds sold. Deposits increased $68.1 million or 4.7% from June 30, 2006 to September 30, 2006. The increases in Federal funds sold and Deposits include $64.5 million of money market deposits on September 29 that may be temporary deposits. Federal Home Loan Bank advances decreased $5.1 million or 2.3%. Parkvale Bank's FHLB advance available maximum borrowing capacity is $835.4 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

Shareholders' equity was $125.2 million or 6.5% of total assets at September 30, 2006. A stock repurchase program, approved in June 2006, permits the purchase of 5.0% of outstanding stock or 283,400 shares during fiscal 2007 at prevailing prices in open-market transactions. This program has not been utilized through September 30, 2006. Banks are required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2006, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.80% and 13.34%, respectively.

The regulatory capital ratios for Parkvale Bank at September 30, 2006 are calculated as follows:

                                                                       Tier I           Tier I            Tier II
                                                                        Core          Risk-Based        Risk-Based
                                                                       Capital          Capital           Capital
                                                                     ----------------------------------------------
Equity Capital (1)                                                   $  155,872       $  155,872        $  155,872
Less non-allowable intangible assets                                    (31,927)         (31,927)          (31,927)
Less unrealized securities gains                                           (173)            (173)             (173)
Plus permitted valuation allowances (2)                                       -                -            12,838
Plus allowable unrealized holding gains (3)                                   -                -               123
                                                                     ----------------------------------------------
   Total regulatory capital                                             123,772          123,772           136,733
Minimum required capital                                                 72,794           41,010            82,021
                                                                     ----------------------------------------------
   Excess regulatory capital                                         $   50,978       $   82,762        $   54,712
   Adjusted total assets                                             $1,819,849       $1,025,259        $1,025,259

Regulatory capital as a percentage                                         6.80%           12.07%            13.34%
Minimum capital required as a percentage                                   4.00%            4.00%             8.00%
                                                                     ----------------------------------------------
Excess regulatory capital as a percentage                                  2.80%            8.07%             5.34%
                                                                     ==============================================
Well capitalized requirement                                               5.00%            6.00%            10.00%
                                                                     ==============================================

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2006.

(2) Limited to 1.25% of risk adjusted total assets.

(3) Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006
AND 2005
For the three months ended September 30, 2006, net income was $3.5 million or $0.61 per diluted share, up 7.8% on a per share basis, compared to net income of $3.2 million or $0.57 per diluted share for the quarter ended September 30, 2005. The $253,000 increase in net income for the September 2006 quarter reflects an increase in net interest income of $155,000 and higher noninterest income of $345,000, offset by an increase in related income tax expense. Net interest income increased to $9.6 million from $9.4 million for the prior period. Return on average equity was 11.17% for the September 2006 quarter compared to 11.27% for the September 2005 quarter.

INTEREST INCOME:
Parkvale had interest income of $23.9 million during the three months ended September 30, 2006 versus $21.7 million during the comparable period in 2005. The $2.2 million increase is the result of a 56 basis point increase in the average yield from 4.90% in 2005 to 5.46% in 2006, mitigated by a $15.4 million or 0.9% decrease in the average balance of interest-earning assets due to a decrease in average investments. Interest income from loans increased $1.3 million or 8.2% resulting from a 36 basis point increase in the average yield from 5.48% in 2005 to 5.84% in 2006 and by an increase in the average outstanding loan balances of $17.3 million or 1.5%. Investment interest income increased by $158,000 or 3.5% due to an increase of 67 basis points in the average yield from 3.73% in 2005 to 4.40% in 2006, offset by a $60.7 million or 12.5% decrease in average investments. Interest income earned on federal funds sold increased $784,000 or 101.2% from the 2005 quarter due to a 184 basis point increase in the average yield from 3.52% in 2005 to 5.36% in 2006 and by an increase in the average balance of $28.1 million or 31.9%. The weighted average yield on all interest-earning assets was 5.45% at September 30, 2006 and 4.95% at September 30, 2005.

INTEREST EXPENSE:
Interest expense increased $2.1 million or 17.4% from the 2005 quarter to the 2006 quarter. The increase was due to a 53 basis point increase in the average rate paid on deposits and borrowings from 2.81% in 2005 to 3.34% and mitigated by a $25.4 million decrease in the average deposits and borrowings in 2006. At September 30, 2006, the average rate payable on liabilities was 2.97% for deposits, 4.80% for borrowings, 9.07% for trust-preferred securities and 3.32% for combined deposits and borrowings.

PROVISION FOR LOAN LOSSES:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended September 2006 increased by $68,000 from the 2005 quarter to provide for losses on consumer and commercial real estate loans. Aggregate valuation allowances were 1.22% and 1.21% of gross loans at September 30, 2006 and June 30, 2006, respectively.

Nonperforming loans, impaired loans and real estate owned aggregated $7.0 million, $4.6 million and $6.6 million at September 30, 2006, June 30, 2006 and September 30, 2005, representing 0.36%, 0.25% and 0.36% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2006 were $15.0 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.

NONINTEREST INCOME:
Total noninterest income increased by $345,000 or 15.1% in 2006 due to a $226,000 or 14.2% increase in 2006 for service charges on deposit accounts, offset by a $9,000 or 2.7% decrease in 2006 for loan fees and service charges for all types of products and services. Deposit account revenue increases were earned on NSF and overdraft fees along with interchange income from debit cards as more deposit account holders were assessed usage fees, including accounts at offices in the Ohio Valley. The loss on sale of assets was $9,000 due to sale of real estate formerly used as a branch office. Other income increased $137,000 or 38.6% primarily due to recoveries of $105,000 in the 2006 quarter as compared to $63,000 in the 2005 quarter from previous write-downs of assets acquired from Advance and due to an increase in annuity fee and commission income of $77,000. Annuity fee and commission income was $229,000 in the 2006 quarter compared to $152,000 in the 2005 quarter.

NONINTEREST EXPENSE:
Total noninterest expense increased by $7,000 or 0.1% for the three months ended September 30, 2006 compared to the September 2005 quarter. This increase is due principally to increases of $65,000 or 1.8% in compensation and employee benefits and of $28,000 or 6.2% in office supplies, telephone, and postage, offset by decreases in office occupancy of $77,000 or 6.1% and marketing of $17,000 or 12.2%. Office occupancy expense decreased primarily due to the purchase of the headquarters building in January 2006 reducing overall occupancy costs. Annualized noninterest expense as a percentage of average assets was 1.48% for the quarter ended September 30, 2006 and 1.46% for the quarter ended September 30, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk Quantitative and qualitative disclosures about market risk are presented at June 30, 2006 in Item 7A of Parkvale Financial Corporation's Form 10-K, filed with the SEC on September 11, 2006. Management believes that there have been no material changes in Parkvale's market risk since June 30, 2006.

Item 4. Controls and Procedures
        Disclosure controls and procedures are monitored and supervised by Parkvale's management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale's disclosure controls and procedures. Parkvale's management, including the CEO and CFO, concluded that Parkvale's disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in Parkvale's internal controls or in other factors that materially affected, or that are reasonable likely to materially affect, Parkvale's internal controls.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                             None

Item 1A. Risk Factors
         Risk Factor disclosures are presented at June 30, 2006 in Item 1A of Parkvale Financial Corporation's Form 10-K, filed with the SEC on September 11, 2006. Management believes that there have been no material changes in Parkvale's risk factors since June 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) No equity securities were sold by PFC during the period covered by this report that were not registered under the Securities Act of 1933.

(b) Not Applicable

(c) During the quarter ended September 30, 2006, Parkvale did not purchase shares.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any "affiliated purchaser", as defined in Section
240. 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

                                                               Total Number of
                                                             Shares Purchased as          Maximum Number of
                             Total Number         Average      Part of Publicly         Shares that May Yet Be
                              of Shares         Price Paid      Announced Plans           Purchased Under the
Period                        Purchased          Per Share        or Programs            Plans or Programs (1)
------                        ---------          ---------        -----------            ---------------------
July 1-31, 2006                   -                  -                 -                        283,400
August 1-31, 2006                 -                  -                 -                        283,400
September 1-30, 2006              -                  -                 -                        283,400


(1) The repurchase program approved on June 21, 2006 is scheduled to expire on June 30, 2007.

Item 3.  Defaults Upon Senior Securities                               None

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The 2006 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 26, 2006. Of 5,677,178 shares eligible to vote, 92.5% or 5,253,970 were voted by proxy.

    (b) The shareholders voted to re-elect the nominees for director, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Andrea F. Fitting as director were 5,221,615 shares in favor and 32,355 shares withheld. The results for the re-election of Robert D. Pfischner as director were 5,054,365 shares in favor and 199,605 shares withheld. The results for the re-election of Stephen M. Gagliardi as director were 4,995,736 shares in favor and 258,234 shares withheld.

    (c) The recommendation by the Board of Directors to ratify the appointment of Parente Randolph, LLC as the Corporation's independent auditors, as described in the Proxy Statement for the

         Annual Meeting, was approved with 5,237,282 shares in favor, 11,000 shares against and 5,688 shares abstaining.

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

                                                 Parkvale Financial Corporation


DATE: October 27, 2006                           By: /s/ Robert J. McCarthy, Jr.
      ----------------                              ----------------------------
                                                 Robert J. McCarthy, Jr.
                                                 President and
                                                 Chief Executive Officer


DATE: October 27, 2006                           By: /s/ Timothy G. Rubritz
      ----------------                              ----------------------------
                                                 Timothy G. Rubritz
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer