Form 10-Q
period 2006-12-31
PARKVALE FINANCIAL CORP
filed 2007-01-26
CIK 820907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

  Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The closing sales price of the Registrant's Common Stock on January 23, 2007 was $29.26 per share.

Number of shares of Common Stock outstanding as of January 23, 2007 was 5,698,653.

PARKVALE FINANCIAL CORPORATION

INDEX

                                                                            Page
                                                                           -----
Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of December 31, 2006
   and June 30, 2006                                                           3

Consolidated Statements of Operations for the three and six months ended
   December 31, 2006 and 2005                                                  4

Consolidated Statements of Cash Flows for the six months ended
   December 31, 2006 and 2005                                                5-6

Consolidated Statements of Shareholders' Equity for the six months ended
   December 31, 2006                                                           6

Notes to Unaudited Interim Consolidated Financial Statements                7-10

Item 2.
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                   11-17

Item 3.
Quantitative and Qualitative Disclosures about Market Risk                    18

Item 4.
Controls and Procedures                                                       18

Part II - Other Information                                                18-19

Signatures                                                                    19

Exhibits                                                                   20-22

Item 1.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                         DECEMBER 31,    June 30,
                                                             2006          2006
                                                         ------------   ----------
                        ASSETS

Cash and noninterest-earning deposits                     $   33,097    $   25,676
Federal funds sold                                            93,500       104,000
                                                          ----------    ----------
Cash and cash equivalents                                    126,597       129,676
Interest-earning deposits in other banks                       8,452         8,307
Investment securities available for sale (cost of
   $27,413 at December 31 and $27,755 at June 30)             27,826        27,917
Investment securities held to maturity (fair value
   of $386,505 at December 31 and $389,964 at June 30)       389,277       397,266
Loans, net of allowance of $14,853 at December 31
   and $14,907 at June 30                                  1,231,769     1,217,328
Foreclosed real estate, net                                    2,036           975
Office properties and equipment, net                          17,981        17,592
Goodwill                                                      25,634        25,634
Intangible assets and deferred charges                         6,058         6,532
Prepaid expenses and other assets                             27,871        27,488
                                                          ----------    ----------
   Total Assets                                           $1,863,501    $1,858,715
                                                          ==========    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                  $1,452,437    $1,451,764
Advances from Federal Home Loan Bank                         216,770       221,885
Trust preferred securities                                    32,200        32,200
Other debt                                                    22,020        17,528
Advance payments from borrowers for taxes and
   insurance                                                   6,619         7,292
Other liabilities                                              5,656         5,342
                                                          ----------    ----------
   Total Liabilities                                       1,735,702     1,736,011
                                                          ----------    ----------
SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value; 5,000,000
   shares authorized; 0 shares issued)                            --            --
Common stock ($1.00 par value; 10,000,000 shares
   authorized; 6,734,894 shares issued)                        6,735         6,735
Additional paid in capital                                     3,497         3,517
Treasury stock at cost (1,042,640 shares at
   December 31 and 1,065,830 at June 30)                     (20,350)      (20,620)
Accumulated other comprehensive income                           299           116
Retained earnings                                            137,618       132,956
                                                          ----------    ----------
   Total Shareholders' Equity                                127,799       122,704
                                                          ----------    ----------
   Total Liabilities and Shareholders' Equity             $1,863,501    $1,858,715
                                                          ==========    ==========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        DECEMBER 31,        DECEMBER 31,
                                                    ------------------   -----------------
                                                       2006      2005      2006      2005
                                                     -------   -------   -------   -------
Interest income:
   Loans                                             $17,879   $16,765   $35,555   $33,106
   Investments                                         4,829     4,537     9,523     9,073
   Federal funds sold                                  1,974       701     3,533     1,476
                                                     -------   -------   -------   -------
      Total interest income                           24,682    22,003    48,611    43,655
                                                     -------   -------   -------   -------
Interest expense:
   Deposits                                           11,617     8,921    22,292    17,646
   Borrowings                                          2,915     2,990     5,825     5,889
   Trust preferred securities                            745       632     1,498     1,224
                                                     -------   -------   -------   -------
      Total interest expense                          15,277    12,543    29,615    24,759
                                                     -------   -------   -------   -------
Net interest income                                    9,405     9,460    18,996    18,896
Provision for loan losses                                104       146       308       282
                                                     -------   -------   -------   -------
   Net interest income after provision for losses      9,301     9,314    18,688    18,614
                                                     -------   -------   -------   -------
Noninterest Income:
   Service charges on deposit accounts                 1,725     1,576     3,540     3,165
   Other fees and service charges                        286       307       616       646
   Gain on sale of assets                                133        24       124        24
   Other                                                 385       342       877       697
                                                     -------   -------   -------   -------
      Total noninterest income                         2,529     2,249     5,157     4,532
                                                     -------   -------   -------   -------
Noninterest Expenses:
   Compensation and employee benefits                  3,772     3,667     7,535     7,365
   Office occupancy                                    1,164     1,285     2,349     2,547
   Marketing                                             139       146       261       285
   FDIC insurance                                         44        48        89        98
   Office supplies, telephone and postage                472       456       951       907
   Other                                               1,153     1,188     2,406     2,428
                                                     -------   -------   -------   -------
      Total noninterest expenses                       6,744     6,790    13,591    13,630
                                                     -------   -------   -------   -------
Income before income taxes                             5,086     4,773    10,254     9,516
Income tax expense                                     1,630     1,533     3,317     3,048
                                                     -------   -------   -------   -------
Net income                                           $ 3,456   $ 3,240   $ 6,937   $ 6,468
                                                     =======   =======   =======   =======
Net income per share:
   Basic                                             $  0.61   $  0.58   $  1.22   $  1.15
   Diluted                                           $  0.60   $  0.57   $  1.21   $  1.14

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                                 --------------------
                                                                    2006       2005
                                                                 ---------   --------
Cash flows from operating activities:
Interest received                                                $ 48,224    $ 44,316
Loan fees received (premiums paid)                                    (70)       (107)
Other fees and commissions received                                 4,776       4,274
Interest paid                                                     (29,762)    (24,857)
Cash paid to suppliers and others                                 (11,211)    (10,823)
Income taxes paid                                                  (3,802)     (3,102)
                                                                 --------    --------
Net cash provided by operating activities                           8,155       9,701
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale      1,594       1,411
Proceeds from maturities of investment securities                  82,072      65,002
Purchase of investment securities held to maturity                (75,255)    (30,147)
(Purchase) maturity of deposits in other banks                       (145)      2,736
Purchase of loans                                                 (81,870)    (95,747)
Proceeds from sales of loans                                          286       1,395
Principal collected on loans                                      142,984     132,476
Loans made to customers, net of loans in process                  (77,161)    (68,441)
Other                                                              (1,187)       (840)
                                                                 --------    --------
Net cash (used in) provided by investing activities                (8,682)      7,845
Cash flows from financing activities:
Net decrease in checking and savings accounts                     (21,542)    (22,395)
Net increase (decrease) in certificates of deposit                 22,283     (20,179)
Proceeds from FHLB advances                                            --      10,000
Repayment of FHLB advances                                         (5,012)        (42)
Net increase (decrease) in other borrowings                         4,492      (3,012)
Decrease in borrowers' advances for taxes and insurance              (673)       (438)
Cash dividends paid                                                (2,270)     (2,251)
Proceeds from exercise of stock options                               170         195
Payment for treasury stock                                             --        (158)
                                                                 --------    --------
Net cash used in financing activities                              (2,552)    (38,280)
                                                                 --------    --------
Net (decrease) in cash and cash equivalents                        (3,079)    (20,734)
Cash and cash equivalents at beginning of period                  129,676     107,040
                                                                 --------    --------
Cash and cash equivalents at end of period                       $126,597    $ 86,306
                                                                 ========    ========

                                                           SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                           ----------------
                                                             2006     2005
                                                            ------   ------
Reconciliation of net income to net cash provided by
   operating activities:
Net income                                                  $6,937   $6,468
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                             1,268    1,262
   Accretion and amortization of loan fees and discounts       158      527
   Loan fees collected and deferred and (premiums paid)       (233)    (290)
   Provision for loan losses                                   308      282
   Gain on sale of assets                                     (124)     (24)
   (Increase) decrease in accrued interest receivable         (644)       6
   Decrease in other assets                                    335      917
   Increase in accrued interest payable                        222      582
   (Decrease) in other liabilities                             (72)     (29)
                                                            ------   ------
   Total adjustments                                         1,218    3,233
                                                            ------   ------
Net cash provided by operating activities                   $8,155   $9,701
                                                            ======   ======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $1,621 for the six months ended December 31, 2006 and $756 for the six months ended December 31, 2005.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)

                                                                                    Accumulated
                                                             Additional                Other                    Total
                                                     Common    Paid-in   Treasury  Comprehensive  Retained  Shareholders'
                                                      Stock    Capital     Stock       Income     Earnings      Equity
                                                     ------  ----------  --------  -------------  --------  -------------
Balance, June 30, 2006                               $6,735    $3,517    ($20,620)      $116      $132,956     $122,704
Net income, six months ended December 31, 2006                                                       6,937        6,937
Accumulated other comprehensive income:
   Change in unrealized gain on securities,
   net of deferred tax benefit of $65                                                    93
   Reclassification adjustment, net of taxes of $38                                      90                         183
                                                                                                               --------
   Comprehensive income                                                                                           7,120
Dividends declared on common stock at
   $0.40 per share                                                                                  (2,275)      (2,275)
Exercise of stock options                                         (20)        270                                   250
                                                     ------    ------    --------       ----      --------     --------
Balance, December 31, 2006                           $6,735    $3,497    ($20,350)      $299      $137,618     $127,799
                                                     ======    ======    ========       ====      ========     ========

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations

The statements of operations for the six months ended December 31, 2006 and 2005 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for fiscal 2007. The Annual Report on Form 10-K for the year ended June 30, 2006 contains additional information and should be read in conjunction with this report.

Loans

                                                 DECEMBER 31, 2006   June 30, 2006
                                                 -----------------   -------------
Loans are summarized as follows:
Mortgage loans:
   Residential:
      1-4 Family                                     $  860,752       $  833,262
      Multifamily                                        27,264           28,911
   Commercial                                           104,235          108,977
   Other                                                 19,015           20,834
                                                     ----------       ----------
                                                      1,011,266          991,984
Consumer loans                                          179,306          182,506
Commercial business loans                                48,618           49,875
Loans on savings accounts                                 5,655            5,721
                                                     ----------       ----------
                                                      1,244,845        1,230,086
Less: Loans in process                                      390              142
   Allowance for loan losses                             14,853           14,907
   Unamortized premiums and deferred loan fees           (2,167)          (2,291)
                                                     ----------       ----------
Loans, net                                           $1,231,769       $1,217,328
                                                     ==========       ==========

Included in the $179,306 of consumer loans are $734 of student loans that are classified as held-for-sale. At December 31, 2006, the market value of these loans approximated $734.

The following summarizes the activity in the allowance for loan losses for the six-month period ended December 31:

                                            2006      2005
                                          -------   -------
Beginning balance                         $14,907   $15,188
Provision for losses - mortgage loans         132       124
Provision for losses - consumer loans         166        85
Provision for losses - commercial loans        10        73
Loans recovered                                20        60
Loans charged off                            (382)     (522)
                                          -------   -------
Ending balance                            $14,853   $15,008
                                          =======   =======

Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the six months ended December 31, 2006 and 2005, total comprehensive income amounted to $7,120 and $6,323, respectively.

(Dollar amounts in thousands, except share data)

Earnings Per Share ("EPS")

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31:

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             DECEMBER 31,             DECEMBER 31,
                                                      -----------------------   -----------------------
                                                         2006         2005         2006         2005
                                                      ----------   ----------   ----------   ----------
Numerator for basic and diluted earnings per share:
   Net income (in 000's)                              $    3,456   $    3,240   $    6,937   $    6,468
Denominator:
   Weighted average shares
      for basic earnings per share                     5,682,098    5,630,707    5,679,169    5,629,424
   Effect of dilutive employee stock options              76,228       59,575       73,225       64,298
                                                      ----------   ----------   ----------   ----------
   Weighted average shares for
      dilutive earnings per share                      5,758,326    5,690,282    5,752,394    5,693,722
                                                      ==========   ==========   ==========   ==========
Net income per share:
   Basic                                              $     0.61   $     0.58   $     1.22   $     1.15
                                                      ==========   ==========   ==========   ==========
   Diluted                                            $     0.60   $     0.57   $     1.21   $     1.14
                                                      ==========   ==========   ==========   ==========

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addressed the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise's equity instruments that may be settled by the issuance of such equity instruments. Under FAS 123R, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance permitted the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The revised statement eliminated the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement eliminated the alternative to use the intrinsic value method of accounting. This statement requires the use of fair value recognition principles. This statement did not have a significant impact on Parkvale's results of operations, which became effective for Parkvale on July 1, 2005. At December 31, 2006, Parkvale does not have any unvested stock options outstanding.

Investments

U.S. Government and Agency Obligations The unrealized losses on Parkvale's investments in U.S. Government and Agency obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Because Parkvale has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Parkvale does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

(Dollar amounts in thousands, except share data)

Corporate Debt Parkvale's unrealized losses on investment in corporate bonds relate to three corporate bonds aggregating $8,000 and one $2,000 municipal bond. The unrealized losses were primarily caused by interest rate increases. The contractual terms of those investments do not permit debtors to settle the security at a price less than the face value of the investment. The investment ratings of the investments are considered investment grade at Baa1, Baa3 and Aa3. The investment rating for the municipal bond is AAA. Parkvale currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that the debentures would not be settled at a price less than the face value of the investment. Because Parkvale has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these debentures to be other-than-temporarily impaired at December 31, 2006.

Marketable Equity Securities Parkvale's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Parkvale's unrealized loss relates to a mutual fund, Franklin Adjustable U.S. Government, representing $4,744 of fair value and $256 of unrealized loss. Parkvale evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and Parkvale's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider this investment to be other-than-temporarily impaired at December 31, 2006.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("FAS") No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FAS No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; states that a separately recognized servicing asset or servicing liability should be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This pronouncement, which will be effective for Parkvale in fiscal 2008, clarifies accounting for income tax positions that are either: (1) complex, and therefore, subject to varied interpretation, or (2) controversial. Management does not expect this pronouncement to have a significant impact on the Parkvale's financial position or results of operations in fiscal 2008.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have material effect on the Company's results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS No. 87, 88, 106 and 132R. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with public traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard is not expected to have an effect on the Company's results of operations or financial position.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES:

The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practices within the financial services industry. All significant inter-company transactions are eliminated in consolidation and certain reclassifications are made when necessary to conform the previous year's financial statements to the current year's presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Accounting policies involving significant judgments and assumptions by management, which have or could have a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Corporation recognizes the following as critical accounting policies: Allowance for Loan Loss, Carrying Value of Investment Securities, Valuation of Foreclosed Real Estate and Carrying Value of Goodwill and Other Intangible Assets.

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

(Dollar amounts in thousands, except per share data)

BALANCE SHEET DATA:

                                                         DECEMBER 31,
                                                   -----------------------
                                                      2006         2005
                                                   ----------   ----------
Total assets                                       $1,863,501   $1,844,289
Loans, net                                          1,231,769    1,228,728
Interest-earning deposits and federal funds sold      101,952       58,738
Total investments                                     417,103      448,249
Savings deposits                                    1,452,437    1,435,680
FHLB advances                                         216,770      226,997
Shareholders' equity                                  127,799      117,141
Book value per share                               $    22.45   $    20.80

Statistical Profile:

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                          DECEMBER 31, (1)    DECEMBER 31, (1)
                                         ------------------   ----------------
                                           2006      2005       2006     2005
                                         -------   --------   -------   ------
Average yield earned on all
   interest-earning assets                  5.55%    5.03%       5.50%    4.96%
Average rate paid on all
   interest-bearing liabilities             3.51%    2.92%       3.43%    2.86%
Average interest rate spread                2.04%    2.11%       2.07%    2.10%
Net yield on average
   interest-earning assets                  2.12%    2.16%       2.15%    2.15%
Other expenses to average assets            1.44%    1.47%       1.46%    1.47%
Taxes to pre-tax income                    32.05%   32.12%      32.35%   32.03%
Dividend payout ratio                      33.32%   35.12%      33.17%   35.21%
Return on average assets                    0.74%    0.70%       0.74%    0.70%
Return on average equity                   10.89%   11.11%      11.03%   11.19%
Average equity to average total assets      6.76%    6.33%       6.74%    6.23%
Dividends per share                       $ 0.20   $ 0.20      $ 0.40   $ 0.40

                                                AT DECEMBER 31,
                                                ---------------
                                                 2006     2005
                                                ------   ------
One year gap to total assets                     -2.72%  -1.23%
Intangibles to total equity                      24.80%  27.87%
Capital to assets ratio                           6.86%   6.35%
Ratio of nonperforming assets to total assets     0.39%   0.39%
Number of full-service offices                      47      47

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:

Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following:

                                          DECEMBER 31,   June 30,   December 31,
(Dollar amounts in 000's)                     2006         2006         2005
                                          ------------   --------   ------------
Delinquent single-family mortgage loans      $2,827       $1,700       $2,845
Delinquent other loans                        2,380        1,759        3,087
                                             ------       ------       ------
Total nonperforming loans                     5,207        3,459        5,932
Total impaired loans                             18          130          133
Real estate owned, net                        2,036          975        1,092
                                             ------       ------       ------
Total                                        $7,261       $4,564       $7,157
                                             ======       ======       ======

Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned represent 0.39%, 0.25% and 0.39% of total assets at the respective balance sheet dates. Delinquent single-family mortgage loans at December 31, 2006 consisted of 40 single-family owner occupied homes. As of December 31, 2006, $1.2 million or 42.9% of the nonaccrual mortgage loans totaling $2.8 million were purchased from others. The $1.2 million of the delinquent loans purchased from others are comprised of three loans which management believes are well collateralized.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $177,000 at December 31, 2006 and $135,000 at June 30, 2006. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $18,000 and $130,000 of loans classified as impaired at December 31, 2006 and at June 30, 2006. The average recorded investment in impaired loans is $18,000 at December 31, 2006. Interest income of less than $1,000 has not been recognized during the December 31, 2006 quarter. Impaired assets include $2.0 million of foreclosed real estate as of December 31, 2006. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate normally consists of 1-4 family single-family dwellings. In addition, six properties of foreclosed commercial real estate at December 31, 2006 are valued at $1.5 million.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses was $14.9 million at December 31, 2006, $14.9 million at June 30, 2006 and $15.0 million at December 31, 2005 or 1.19%, 1.21% and 1.21% of gross loans at December 31, 2006, June 30, 2006 and December 31, 2005. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors. The loan portfolio includes $222.4 million of initial interest only mortgage loans at December 31, 2006, which are considered well collateralized.

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

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold decreased $10.5 million or 10.1% from June 30, 2006 to December 31, 2006. Investment securities held to maturity decreased $8.0 million or 2.0% and loans increased $14.4 million or 1.2% from June 30, 2006 to December 31, 2006 as funds from the maturing investments was primarily deployed into loans. Deposits increased $0.7 million or 0.1% from June 30, 2006 to December 31, 2006. Federal Home Loan Bank advances decreased $5.1 million or 2.3%. Parkvale Bank's FHLB advance available maximum borrowing capacity is $924.8 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

On January 25, 2007, the Board of Directors approved a plan to repay $25.0 million of 8.97% trust-preferred securities on March 26, 2007. The source of funds to repay this debt is expected to be from Federal funds sold, which were $93.5 million at December 31, 2006. The prepayment of $25.0 million of trust-preferred securities is expected to result in a one-time pre-tax charge of $625,000 ($407,000 after taxes) or $0.07 per diluted share.

Shareholders' equity was $127.8 million or 6.9% of total assets at December 31, 2006. A stock repurchase program, approved in June 2006, permits the purchase of 5.0% of outstanding stock or 283,400 shares during fiscal 2007 at prevailing prices in open-market transactions. This program has not been utilized through December 31, 2006. Banks are required to maintain Tier I (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2006, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 6.85% and 13.57%, respectively.

The regulatory capital ratios for Parkvale Bank at December 31, 2006 are calculated as follows:

                                                Tier I       Tier I       Tier II
                                                 Core      Risk-Based   Risk-Based
(in 000's)                                      Capital      Capital      Capital
                                              ----------   ----------   ----------
Equity Capital (1)                            $  158,295   $  158,295   $  158,295
Less non-allowable intangible assets             (31,692)     (31,692)     (31,692)
Less unrealized securities gains                    (245)        (245)        (245)
Plus permitted valuation allowances (2)               --           --       12,863
Plus allowable unrealized holding gains (3)           --           --          174
                                              ----------   ----------   ----------
   Total regulatory capital                      126,358      126,358      139,395
Minimum required capital                          73,769       41,094       82,189
                                              ----------   ----------   ----------
   Excess regulatory capital                  $   52,589   $   85,264   $   57,206
   Adjusted total assets                      $1,844,237   $1,027,358   $1,027,358
Regulatory capital as a percentage                  6.85%       12.30%       13.57%
Minimum capital required as a percentage            4.00%        4.00%        8.00%
                                              ----------   ----------   ----------
Excess regulatory capital as a percentage           2.85%        8.30%        5.57%
                                              ==========   ==========   ==========
Well capitalized requirement                        5.00%        6.00%       10.00%
                                              ==========   ==========   ==========

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended December 31, 2006.

(2)  Limited to 1.25% of risk adjusted total assets.

(3)  Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005:

Parkvale Financial Corporation reported net income for the quarter ended December 31, 2006 of $3.5 million or $0.60 per diluted share, up 6.7% from net income of $3.2 million or $0.57 per diluted share for the quarter ended December 31, 2005. The $216,000 increase in net income for the December 2006 quarter reflects higher non-interest income of $280,000 and a decrease in non-interest expense of $46,000, offset by a decrease in net interest income of $55,000. Non-interest income includes a gain on sale of assets of $133,000. Return on average equity was 10.89% for the December 2006 quarter compared to 11.11% for the December 2005 quarter.

INTEREST INCOME:

Parkvale had interest income of $24.7 million during the three months ended December 31, 2006 versus $22.0 million during the comparable period in 2005. The $2.7 million or 12.2% increase is the result of a 52 basis point increase in the average yield from 5.03% in 2005 to 5.55% in 2006 and a $29.5 million or 1.7% increase in the average balance of interest-earning assets. Interest income from loans increased $1.1 million or 6.6% resulting from an increase in the average outstanding loan balances of $2.7 million or 0.2% and by a 36 basis point increase in the average yield from 5.55% in 2005 to 5.91% in 2006. Investment interest income increased by $292,000 or 6.4% due to a 76 basis point increase in the average yield from 3.85% in 2005 to 4.61% in 2006, mitigated by a decrease of $51.9 million or 11.0% in the average balance. Interest income earned on federal funds sold increased $1.2 million or 181.6% from the 2005 quarter due to a 128 basis point increase in the average yield from 4.08% in 2005 to 5.36% in 2006 and by an increase in the average balance of $78.6 million or 114.5% from $68.7 million in 2005 to $147.3 million in 2006. This increase is attributable to investing available funds in short-term federal funds earning a 5.36% yield. The weighted average yield on all interest earning assets was 5.53% at December 31, 2006 and 5.08% at December 31, 2005.

INTEREST EXPENSE:

Interest expense increased $2.7 million or 21.8% from the 2005 to the 2006 quarter. The increase was due to a 59 basis point increase in the average rate paid on deposits and borrowings from 2.92% in 2005 to 3.51% in 2006 and by an increase in the average deposits and borrowings of $22.9 million or 1.3%. At December 31, 2006, the average rate payable on liabilities was 3.16% for deposits, 4.79% for borrowings, 9.06% for trust-preferred securities and 3.49% for combined deposits, borrowings and trust-preferred securities.

As indicated in Liquidity and Capital Resources, the impact of paying off $25 million of Trust preferred debt on March 26, 2007 is expected to lower interest expense by $567,000 per quarter, with a related reduction in interest income of $328,000 per quarter, resulting in an improvement on the margin line of $239,000 ($155,000 after taxes) or $0.03 per diluted share per quarter.

PROVISION FOR LOAN LOSSES:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended December 2006 decreased by $42,000 from the 2005 quarter. Aggregate valuation allowances were 1.19% and 1.21% of gross loans at December 31, 2006 and June 30, 2006, respectively.

Nonperforming loans, impaired loans and real estate owned aggregated $7.3 million, $4.6 million and $7.2 million at December 31, 2006, June 30, 2006 and December 31, 2005, representing 0.39%, 0.25% and 0.39% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 2006 were $14.9 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.

NONINTEREST INCOME:

Total noninterest income for the December 2006 quarter increased by $280,000 or 12.4% due to a $149,000 or 9.5% increase in service charges on deposit accounts, offset by a $21,000 or 6.8% decrease in loan fees and service charges for all types of products and services. Deposit account revenue increases were earned on NSF charges. The $133,000 gain on sale of assets was primarily due to the sale of available for sale securities. Other income increased $43,000 or 12.6% primarily due to an increase of earnings on bank owned life insurance and to an increase in annuity fee and commission income. Annuity fee and commission income was $172,000 in the 2006 quarter compared to $138,000 in the 2005 quarter.

NONINTEREST EXPENSE:

Total noninterest expense decreased by $46,000 or 0.7% for the three months ended December 31, 2006 compared to the December 2005 quarter. This decrease is due principally to decreases of $121,000 or 9.4% in office occupancy and $35,000 or 2.9% in other expense, offset by increases of $105,000 or 2.9% in compensation and employee benefits. Office occupancy expense decreased primarily due to the purchase of the headquarters building in January 2006 reducing overall occupancy costs. Annualized noninterest expense as a percentage of average assets was 1.44% for the quarter ended December 31, 2006 and 1.47% for the quarter ended December 31, 2005.

RESULTS OF OPERATIONS - COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2006 AND
2005:

For the six month period ended December 31, 2006, net income was $6.9 million or $1.21 per diluted share, up 7.3% from net income of $6.5 million or $1.14 per diluted share for the six-month period ended December 31, 2005. The $469,000 increase in net income for the December 2006 six months reflects increases of $100,000 in net interest income, noninterest income of $625,000 and a decrease in noninterest expense of $39,000, offset by a $269,000 increase in income tax expense. Net interest income for the six months ended December 31, 2006 increased to $19.0 million from $18.9 million for the six months ended December 31, 2005. Return on average equity was 11.03% for the six months ended December 2006 compared to 11.19% for the six months ended December 2005.

INTEREST INCOME:

Parkvale had interest income of $48.6 million during the six months ended December 31, 2006 versus $43.7 million during the comparable period in 2005. The increase of $5.0 million is attributable to a 54 basis point increase in the average yield from 4.96% in 2005 to 5.50% in 2006 and by an increase in the average interest-earning asset portfolio of $7.0 million or 0.4%. Interest income from loans increased $2.4 million or

7.4% due to an increase in the average loan balance of $10.0 million or 0.8% and by a 36 basis point increase in the average yield from 5.51% in 2005 to 5.87% in 2006. Income from investments increased by $450,000 or 5.0% from 2005 due to a 72 basis point increase in the average yield from 3.79% in 2005 to 4.51% in 2006 mitigated by a decrease in the average investment balance of $56.3 million or 11.8%. Interest income earned on federal funds sold increased $2.1 million or 139.4% from the prior six months ended December 2005. This was due to a 160 basis point increase in the average yield from 3.76% in 2005 to 5.36% in 2006 and by an increase of the average federal fund balance of $53.4 million or 68.1%.

INTEREST EXPENSE:

Interest expense increased by $4.9 million or 19.6% from the 2005 six-month period to the 2006 six-month period. The increase was due a 57 basis point increase in the average rate paid from 2.86% in 2005 to 3.43% in 2006, offset by a decrease in the average deposits and borrowings of $1.3 million or 0.1%.

PROVISION FOR LOAN LOSSES:

Provision for loan losses increased by $26,000 or 9.2% from the six-month period ended December 31, 2005 to the six months ended December 31, 2006. Aggregate valuation allowances were 1.19% of gross loans at December 31, 2006, 1.21% of gross loans at June 30, 2006 and 1.21% of gross loans at December 31, 2005. Total loan loss reserves at December 31, 2006 were $14.9 million.

NONINTEREST INCOME:

Noninterest income increased by $625,000 or 13.8% for the six months ended December 31, 2006 from the six months ended December 31, 2005 due to increases of $375,000 or 11.8% in service charges on deposit accounts, of $100,000 or 416.7% for gain on the sale of assets and of $180,000 or 25.8% for other income, offset by a decrease of $30,000 or 4.6% in loan fees and service charges for all types of products and services.

NONINTEREST EXPENSE:

Noninterest expenses decreased by $39,000 or 0.3% for the six-month period ended December 31, 2006 from the comparable period in 2005. This decrease is due principally to decreases in office occupancy expense of $198,000 or 7.8% and marketing of $24,000 or 8.4%, offset by increases in compensation and employee benefits of $170,000 or 2.3%. Annualized noninterest expenses as a percentage of average assets were 1.46% for the six months ended December 31, 2006 compared to 1.47% for the six months ended December 31, 2005.

IMPACT OF INFLATION AND CHANGING PRICES:

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Quantitative and qualitative disclosures about market risk are presented at June 30, 2006 in Item 7A of Parkvale Financial Corporation's Form 10-K, filed with the SEC on September 11, 2006. Management believes that there have been no material changes in Parkvale's market risk since June 30, 2006.

Item 4. Controls and Procedures

        Disclosure controls and procedures are monitored and supervised by Parkvale's management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale's disclosure controls and procedures. Parkvale's management, including the CEO and CFO, concluded that Parkvale's disclosure controls and procedures were effective as of December 31, 2006. There have been no changes in Parkvale's internal controls or in other factors that materially affected, or that are reasonable likely to materially affect, Parkvale's internal controls.

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

(b)     Not Applicable

(c) During the quarter ended December 31, 2006, Parkvale did not purchase shares.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any "affiliated purchaser", as defined in Section
240. 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

                                                    Total Number of
                                                  Shares Purchased as      Maximum Number of
                      Total Number     Average      Part of Publicly    Shares that May Yet Be
                        of Shares    Price Paid     Announced Plans       Purchased Under the
Period                  Purchased     Per Share       or Programs        Plans or Programs (1)
-------------------   ------------   ----------   -------------------   ----------------------
October 1-31, 2006         --            --                --                   283,400
November 1-30, 2006        --            --                --                   283,400
December 1-31, 2006        --            --                --                   283,400

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

                                        Parkvale Financial Corporation


DATE: January 25, 2007                  By: /s/ Robert J. McCarthy, Jr.
                                            ------------------------------------
                                            Robert J. McCarthy, Jr.
                                            President and
                                            Chief Executive Officer


DATE: January 25, 2007                  By: /s/ Timothy G. Rubritz
                                            ------------------------------------
                                            Timothy G. Rubritz
                                            Vice President, Treasurer and
                                            Chief Financial Officer