Form 10-Q
period 2007-03-31
PARKVALE FINANCIAL CORP
filed 2007-04-27
CIK 820907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                        ---                   ---                       ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

The closing sales price of the Registrant's Common Stock on April 19, 2007 was $29.04 per share.

Number of shares of Common Stock outstanding as of April 19, 2007 was 5,651,736.

PARKVALE FINANCIAL CORPORATION

INDEX

                                                                            Page
                                                                           -----
Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of March 31, 2007
   and June 30, 2006                                                           3
Consolidated Statements of Operations for the three and nine months
   ended March 31, 2007 and 2006                                               4
Consolidated Statements of Cash Flows for the nine months ended
   March 31, 2007 and 2006                                                   5-6
Consolidated Statements of Shareholders' Equity for the nine months
   ended March 31, 2007                                                        6
Notes to Unaudited Interim Consolidated Financial Statements                7-10

Item 2.
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                   11-18

Item 3.
Quantitative and Qualitative Disclosures about Market Risk                    18

Item 4.
Controls and Procedures                                                       18

Part II - Other Information                                                   19

Signatures                                                                    20

Exhibits                                                                   21-23

Item 1.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollar amounts in thousands, except share data)

                                                       MARCH 31,    June 30,
                                                         2007         2006
                                                      ----------   ----------
                       ASSETS
Cash and noninterest-earning deposits                 $   26,203   $   25,676
Federal funds sold                                        74,000      104,000
                                                      ----------   ----------
Cash and cash equivalents                                100,203      129,676
Interest-earning deposits in other banks                   5,335        8,307
Investment securities available for sale (cost of
   $25,055 at March 31 and $27,755 at June 30)            25,455       27,917
Investment securities held to maturity (fair value
   of $363,475 at March 31 and $389,964 at June 30)      365,149      397,266
Loans, net of allowance of $14,804 at March 31
   and $14,907 at June 30                              1,251,612    1,217,328
Foreclosed real estate, net                                2,034          975
Office properties and equipment, net                      17,629       17,592
Goodwill                                                  25,634       25,634
Intangible assets                                          5,831        6,532
Prepaid expenses and other assets                         26,429       27,488
                                                      ----------   ----------
   Total Assets                                       $1,825,311   $1,858,715
                                                      ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                              $1,444,990   $1,451,764
Advances from Federal Home Loan Bank                     216,714      221,885
Trust preferred securities                                 7,200       32,200
Other debt                                                14,888       17,528
Advance payments from borrowers for taxes and
   insurance                                               6,652        7,292
Other liabilities                                          6,019        5,342
                                                      ----------   ----------
   Total Liabilities                                   1,696,463    1,736,011
                                                      ----------   ----------

SHAREHOLDERS' EQUITY
Preferred stock ($1.00 par value; 5,000,000
   shares authorized; 0 shares issued)                        --           --
Common stock ($1.00 par value; 10,000,000 shares
   authorized; 6,734,894 shares issued)                    6,735        6,735
Additional paid in capital                                 3,497        3,517
Treasury stock at cost (1,066,458 shares at March
   31 and 1,065,830 at June 30)                          (21,043)     (20,620)
Accumulated other comprehensive income                       302          116
Retained earnings                                        139,357      132,956
                                                      ----------   ----------
   Total Shareholders' Equity                            128,848      122,704
                                                      ----------   ----------
   Total Liabilities and Shareholders' Equity         $1,825,311   $1,858,715
                                                      ==========   ==========

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                 THREE MONTHS        NINE MONTHS
                                               ENDED MARCH 31,     ENDED MARCH 31,
                                              -----------------   -----------------
                                                2007      2006      2007      2006
                                              -------   -------   -------   -------
Interest income:
   Loans                                      $18,121   $17,289   $53,676   $50,395
   Investments                                  4,820     4,412    14,343    13,485
   Federal funds sold                           1,391       905     4,924     2,381
                                              -------   -------   -------   -------
      Total interest income                    24,332    22,606    72,943    66,261
                                              -------   -------   -------   -------
Interest expense:
   Deposits                                    11,249     9,124    33,541    26,770
   Borrowings                                   2,838     2,945     8,663     8,834
   Trust preferred securities                     693       664     2,191     1,888
                                              -------   -------   -------   -------
      Total interest expense                   14,780    12,733    44,395    37,492
                                              -------   -------   -------   -------
Net interest income                             9,552     9,873    28,548    28,769
Provision for loan losses                         304       180       612       462
                                              -------   -------   -------   -------
   Net interest income after provision for
      losses                                    9,248     9,693    27,936    28,307
                                              -------   -------   -------   -------
Noninterest Income:
   Service charges on deposit accounts          1,677     1,561     5,217     4,726
   Other fees and service charges                 279       307       895       953
   Gain on sale of assets                         256        83       380       107
   Other                                          379       416     1,256     1,113
                                              -------   -------   -------   -------
      Total noninterest income                  2,591     2,367     7,748     6,899
                                              -------   -------   -------   -------
Noninterest Expenses:
   Compensation and employee benefits           3,899     3,841    11,434    11,206
   Office occupancy                             1,253     1,226     3,602     3,773
   Marketing                                       93       125       354       410
   FDIC insurance                                  46        48       135       146
   Office supplies, telephone and postage         460       486     1,411     1,393
   Early extinguishment of debt                   625        --       625        --
   Other                                        1,176     1,361     3,582     3,789
                                              -------   -------   -------   -------
      Total noninterest expenses                7,552     7,087    21,143    20,717
                                              -------   -------   -------   -------
Income before income taxes                      4,287     4,973    14,541    14,489
Income tax expense                              1,415     1,597     4,732     4,645
                                              -------   -------   -------   -------
Net income                                    $ 2,872   $ 3,376   $ 9,809   $ 9,844
                                              =======   =======   =======   =======
Net income per share:
   Basic                                      $  0.51   $  0.60   $  1.73   $  1.75
   Diluted                                    $  0.50   $  0.59   $  1.71   $  1.73

                         PARKVALE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                NINE MONTHS ENDED
                                                    MARCH 31,
                                              ---------------------
                                                 2007        2006
                                              ---------   ---------
Cash flows from operating activities:
Interest received                             $  73,972   $  68,316
Loan fees received (premiums paid)                   28        (163)
Other fees and commissions received               6,980       6,443
Interest paid                                   (44,671)    (37,651)
Cash paid to suppliers and others               (18,878)    (18,704)
Income taxes paid                                (3,803)     (3,127)
                                              ---------   ---------
Net cash provided by operating activities        13,628      15,114
Cash flows from investing activities:
Proceeds from sale of investment securities
   available for sale                             4,542       1,964
Proceeds from maturities of investment
   securities                                   143,652      93,955
Purchase of investment securities held to
   maturity                                    (113,129)    (42,996)
Maturity of deposits in other banks               2,972       4,861
Purchase of loans                              (129,816)   (123,351)
Proceeds from sales of loans                      1,017       1,522
Principal collected on loans                    209,355     191,860
Loans made to customers, net of loans in
   process                                     (116,590)   (100,514)
Other                                            (1,223)     (5,416)
                                              ---------   ---------
Net cash provided by investing activities           780      21,885
Cash flows from financing activities:
Net (decrease) in checking and savings
   accounts                                     (16,646)    (34,635)
Net increase (decrease) in certificates of
   deposit                                        9,994        (314)
Proceeds from FHLB advances                          --      10,000
Repayment of FHLB advances                       (5,017)        (47)
Redemption of trust preferred securities        (25,000)         --
Net (decrease) in other borrowings               (2,640)     (6,388)
Decrease in borrowers' advances for taxes
   and insurance                                   (641)       (340)
Cash dividends paid                              (3,408)     (3,386)
Allocation of treasury stock to retirement
   plans                                            612         880
Acquisition of treasury stock                    (1,305)       (158)
Proceeds from exercise of stock options             170         241
                                              ---------   ---------
Net cash used in financing activities           (43,881)    (34,147)
                                              ---------   ---------
Net (decrease) increase in cash and cash
   equivalents                                  (29,473)      2,852
Cash and cash equivalents at beginning of
   period                                       129,676     107,040
                                              ---------   ---------
Cash and cash equivalents at end of period    $ 100,203   $ 109,892
                                              =========   =========

                                             NINE MONTHS ENDED
                                                 MARCH 31,
                                             -----------------
                                               2007      2006
                                             -------   ------
Reconciliation of net income to net cash
   provided by operating activities:
Net income                                   $ 9,809   $ 9,844
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization               1,882     1,928
   Accretion and amortization of loan fees
      and discounts                              449       818
   Loan fees collected and deferred
      (premiums paid)                           (181)     (390)
   Provision for loan losses                     612       462
   Gain on sale of assets                       (380)     (107)
   Decrease in accrued interest receivable       580     1,239
   Decrease in other assets                      427       690
   (Decrease) in accrued interest payable       (165)      (49)
   Increase in other liabilities                 595       679
                                             -------   -------
   Total adjustments                           3,819     5,270
                                             -------   -------
Net cash provided by operating activities    $13,628   $15,114
                                             =======   =======

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $2.1 million for the nine months ended March 31, 2007 and $1.4 million for the nine months ended March 31, 2006.

                         PARKVALE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Dollars in thousands, except share data)

                                                                                    Accumulated
                                                          Additional                   Other                      Total
                                                Common      Paid-in    Treasury    Comprehensive   Retained   Shareholders'
                                                 Stock      Capital      Stock         Income      Earnings       Equity
                                               -------    ----------   ---------   -------------   --------   -------------
Balance, June 30, 2006                         $ 6,735     $ 3,517     ($20,620)       $116        $132,956      $122,704
Net income, nine months ended March 31, 2007                                                          9,809         9,809
Accumulated other comprehensive income:
   Change in unrealized gain on securities,
      net of deferred tax benefit of $5                                                   7
   Reclassification adjustment, net of
      taxes of $77                                                                      179                           186
                                                                                                                 --------
    Comprehensive income                                                                                            9,995
Treasury stock purchased                                                 (1,305)                                   (1,305)
Treasury stock contributed to retirement
   plans                                                                    612                                       612
Dividends declared on common stock at
   $0.60 per share                                                                                   (3,408)       (3,408)
Exercise of stock options                                      (20)         270                                       250
                                               -------     -------     --------        ----        --------      --------
Balance, March 31, 2007                        $ 6,735     $ 3,497     ($21,043)       $302        $139,357      $128,848
                                               =======     =======     ========        ====        ========      ========

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

Statements of Operations

The statements of operations for the nine months ended March 31, 2007 and 2006 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for fiscal 2007. The Annual Report on Form 10-K for the year ended June 30, 2006 contains additional information and should be read in conjunction with this report.

Loans

                                    MARCH 31,     June 30,
                                      2007          2006
                                   ----------    ----------
Loans are summarized as follows:
Mortgage loans:
   Residential:
      1-4 Family                   $  878,126    $  833,262
      Multifamily                      32,115        28,911
   Commercial                         111,379       108,977
   Other                               18,292        20,834
                                   ----------    ----------
                                    1,039,912       991,984
Consumer loans                        174,951       182,506
Commercial business loans              44,541        49,875
Loans on savings accounts               5,222         5,721
                                   ----------    ----------
                                    1,264,626     1,230,086
Less: Loans in process                    128           142
      Allowance for loan losses        14,804        14,907
      Unamortized premiums and
         deferred loan fees            (1,918)       (2,291)
                                   ----------    ----------
Loans, net                         $1,251,612    $1,217,328
                                   ==========    ==========

Included in the $174,951 of consumer loans are $454 of student loans that are classified as held-for-sale. At March 31, 2007, the market value of these loans approximated $454.

The following summarizes the activity in the allowance for loan losses for the nine-month period ended March 31:

                                             2007     2006
                                          --------   -------
Beginning balance                         $14,907    $15,188
Provision for losses - mortgage loans         384        133
Provision for losses - consumer loans         174        256
Provision for losses - commercial loans        54         73
Loans recovered                                30         71
Loans charged off                            (745)      (695)
                                          -------    -------
Ending balance                            $14,804    $15,026
                                          =======    =======

Comprehensive Income

Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the nine months ended March 31, 2007 and 2006, total comprehensive net income amounted to $9,995 and $9,770, respectively.

(Dollar amounts in thousands, except share data)

Earnings Per Share ("EPS")

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     MARCH 31,                 MARCH 31,
                                              -----------------------   -----------------------
                                                 2007         2006         2007         2006
                                              ----------   ----------   ----------   ----------
Numerator for basic and diluted EPS:
   Net income (in 000's)                      $    2,872   $    3,376   $    9,809   $    9,844
Denominator:
   Weighted average shares for basic EPS       5,694,439    5,652,298    5,684,259    5,637,049
   Number of dilutive stock options               54,976       58,683       67,142       62,427
                                              ----------   ----------   ----------   ----------
   Weighted average shares for dilutive EPS    5,749,415    5,710,981    5,751,401    5,699,476
                                              ==========   ==========   ==========   ==========
Net income per share:
      Basic                                   $     0.51   $     0.60   $     1.73   $     1.75
                                              ==========   ==========   ==========   ==========
      Diluted                                 $     0.50   $     0.59   $     1.71   $     1.73
                                              ==========   ==========   ==========   ==========

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addressed the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise's equity instruments that may be settled by the issuance of such equity instruments. Under FAS 123R, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Previous accounting guidance permitted the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The revised statement eliminated the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement eliminated the alternative to use the intrinsic value method of accounting. This statement requires the use of fair value recognition principles. This statement did not have a significant impact on Parkvale's results of operations, which became effective for Parkvale on July 1, 2005. At March 31, 2007, Parkvale does not have any unvested stock options outstanding.

Investments

U.S. Government and Agency Obligations The unrealized losses on Parkvale's investments in U.S. Government and Agency obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Because Parkvale has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Parkvale does not consider those investments to be other-than-temporarily impaired at March 31, 2007.

(Dollar amounts in thousands, except share data)

Corporate Debt Parkvale's unrealized losses on investment in corporate bonds relate to two corporate bonds aggregating $5,000. The unrealized losses were primarily caused by interest rate increases. The contractual terms of those investments do not permit debtors to settle the security at a price less than the face value of the investment. The investment ratings of the investments are considered investment grade at Baa1 and Aa3. Parkvale currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that the debentures would not be settled at a price less than the face value of the investment. Because Parkvale has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these debentures to be other-than-temporarily impaired at March 31, 2007.

Marketable Equity Securities Parkvale's investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Parkvale's unrealized loss relates to a mutual fund, Franklin Adjustable U.S. Government, representing $4,739 of fair value and $261 of unrealized loss. Parkvale evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and Parkvale's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider this investment to be other-than-temporarily impaired at March 31, 2007.

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting ("FAS") No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FAS No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; states that a separately recognized servicing asset or servicing liability should be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective for Parkvale on July 1, 2007. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This pronouncement, which will be effective for Parkvale in fiscal 2008, clarifies accounting for income tax positions that are either: (1) complex, and therefore, subject to varied interpretation, or (2) controversial. Management does not expect this pronouncement to have a significant impact on the Company's financial position or results of operations in fiscal 2008.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. This Statement is effective for Parkvale on July 1, 2008. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value for Financial Assets and Financial Liabilities-Including an amendment to FAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB's long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. Parkvale is evaluating the effects of this statement on its financial statements and has not made a decision on the possible early adoption option.

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

The statements in this filing that are not historical fact are forward-looking statements. Forward-looking information should not be construed as guarantees of future performance. Actual results may differ from expectations contained in such forward-looking information as a result of various factors, including but not limited to the interest rate environment, economic policy or conditions, federal and state banking and tax regulations and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward-looking information and could cause actual results to differ materially from management's expectations regarding future performance.

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

The Corporation's critical accounting policies and judgments disclosures are contained in the Corporation's June 30, 2006 Annual Report printed in September 2006. Management believes that there have been no material changes since June 30, 2006. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

(Dollar amounts in thousands, except per share data)

BALANCE SHEET DATA:

                                                          MARCH 31,
                                                   -----------------------
                                                      2007         2006
                                                   ----------   ----------
Total assets                                       $1,825,311   $1,852,022
Loans, net                                          1,251,612    1,228,776
Interest-earning deposits and federal funds sold       79,335       88,613
Total investments                                     390,604      431,715
Deposits                                            1,444,990    1,443,284
FHLB advances                                         216,714      226,941
Shareholders' equity                                  128,848      120,382
Book value per share                               $    22.73   $    21.24

Statistical Profile:

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           MARCH 31, (1)       MARCH 31, (1)
                                                        ------------------   -----------------
                                                          2007     2006        2007     2006
                                                         ------   ------      ------   ------
Average yield earned on all
   interest-earning assets                                 5.56%    5.18%       5.53%    5.04%
Average rate paid on all interest-bearing liabilities      3.46     2.97        3.44     2.90
Average interest rate spread                               2.10     2.21        2.09     2.14
Net yield on average interest-earning assets               2.18     2.26        2.16     2.19
Other expenses to average assets                           1.63     1.54        1.51     1.49
Taxes to pre-tax income                                   33.01    32.11       32.54    32.06
Dividend payout ratio                                     40.00    33.90       35.09    34.68
Return on average assets                                   0.62     0.73        0.70     0.71
Return on average assets without early redemption
   of trust preferred securities                           0.71     0.73        0.73     0.71
Return on average equity                                   8.93    11.29       10.32    11.22
Return on average equity without early redemption
   of trust preferred securities                          10.19    11.29       10.75    11.22
Average equity to average total assets                     6.95     6.49        6.81     6.32
Dividends per share                                      $ 0.20   $ 0.20      $ 0.60   $ 0.60

                                                 AT MARCH 31,
                                                -------------
                                                 2007    2006
                                                -----   -----
One year gap to total assets                    -2.36%  -3.84%
Intangibles to total equity                     24.42   26.92
Capital to assets ratio                          7.06    6.50
Ratio of nonperforming assets to total assets    0.37    0.28
Number of full-service offices                     47      47

(1) The applicable income and expense figures have been annualized in calculating the percentages.

NONPERFORMING LOANS AND FORECLOSED REAL ESTATE:

Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following at:

(Dollar amounts in 000's)

                                          3/31/07   12/31/06   6/30/06   3/31/06
                                          -------   --------   -------   -------
Delinquent single-family mortgage loans    $1,837    $2,827     $1,700    $1,648
Delinquent other loans                      2,049     2,380      1,759     2,459
                                           ------    ------     ------    ------
Total nonperforming loans                   3,886     5,207      3,459     4,107
Total impaired loans                          790        18        130        21
Real estate owned, net                      2,034     2,036        975     1,049
                                           ------    ------     ------    ------
Total                                      $6,710    $7,261     $4,564    $5,177
                                           ======    ======     ======    ======

Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned represented 0.37%, 0.39%, 0.25% and 0.28% of total assets at the respective balance sheet dates shown above. Delinquent single-family mortgage loans at March 31, 2007 consisted of 34 single-family owner occupied homes. As of March 31, 2007, $663,000 or 36.1% of the nonaccrual mortgage loans totaling $1.8 million were purchased from others. The $663,000 of delinquent loans purchased from others are comprised of two loans which management believes are well collateralized. One multi-family apartment building loan with a balance of $705,000 is 150 days past due, with repayment plans in place to bring the loan current in May 2007.

Loans are placed on nonaccrual status when, in management's judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $186,000 at March 31, 2007 and $135,000 at June 30, 2006. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans, consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $790,000 and $130,000 of loans classified as impaired at March 31, 2007 and at June 30, 2006. The average recorded balance of impaired loans was $263,000 at March 31, 2007. Impaired loans include a relationship with a bankrupt automobile dealer with a balance of $548,000 that is in process of repayment by collateral liquidation. Interest income of $62,600 on the impaired loans was not recognized during the March 31, 2007 quarter. Impaired assets include $2.0 million of foreclosed real estate as of March 31, 2007. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate normally consists of 1-4 family single-family dwellings. In addition, five properties of foreclosed commercial real estate at March 31, 2007 are valued at $1.0 million. The largest commercial property is valued at $613,000 and is under an agreement to be sold during the June 2007 quarter.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses was $14.8 million at March 31, 2007, $14.9 million at June 30, 2006 and $15.0 million at March 31, 2006 or 1.17%, 1.21% and 1.21%
of gross loans at March 31, 2007, June 30,

2006 and March 31, 2006, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors. The loan portfolio includes $219.2 million of initial interest only mortgage loans at March 31, 2007, which are considered well collateralized.

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

LIQUIDITY AND CAPITAL RESOURCES:

Federal funds sold decreased $30.0 million or 28.9% from June 30, 2006 to March 31, 2007 primarily due to the redemption of $25.0 million of trust preferred securities. Investment securities held to maturity decreased $32.1 million or 8.1% as funds were deployed into loans. The net loan portfolio increased $34.3 million or 2.8% from June 30, 2006 to March 31, 2007, as funds from maturing investments were partially deployed into loans. Deposits decreased $6.8 million or 0.5% from June 30, 2006 to March 31, 2007. Federal Home Loan Bank advances decreased $5.2 million or 2.3%. Parkvale Bank's FHLB advance available maximum borrowing capacity is $934.5 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.

As reported in our December 31, 2006 Form 10-Q, the Board of Directors approved a plan on January 25, 2007 to repay $25.0 million of 8.97% trust-preferred securities on March 26, 2007. The early extinguishment of $25.0 million of trust-preferred securities resulted in a one-time pre-tax charge of $625,000 ($407,000 after taxes) or $0.07 per diluted share. In future quarters, the redemption of this higher cost debt is expected to improve earnings by nearly $0.03 per share per quarter.

Shareholders' equity was $128.8 million or 7.1% of total assets at March 31, 2007. A stock repurchase program, approved in June 2006, permits the purchase of 5.0% of outstanding stock or 283,400 shares during fiscal 2007 at prevailing prices in open-market transactions. Through March 31, 2007, 43,900 shares were purchased at an average price of $29.72 per share, representing 15.5% of the currently authorized program. Banks are required to maintain Tier 1 (Core) capital equal to at least 4% of the institution's adjusted total assets, and Tier 2 (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2007, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 and Tier 2 ratios of 5.67% and 11.34%, respectively. The Bank capital ratios at March 31, 2007 are lower than previous quarters due to the transfer of capital from the Bank to the holding Company to provide the cash necessary to permit the redemption of trust preferred securities. Despite this transfer, the Bank continues to maintain a "well-capitalized" status.

The regulatory capital ratios for Parkvale Bank at March 31, 2007 are calculated as follows:

(in 000's)

                                                Tier 1       Tier 1       Tier 2
                                                 Core      Risk-Based   Risk-Based
                                                Capital      Capital      Capital
                                              ----------   ----------   ----------
Equity capital (1)                            $  134,743   $  134,743   $  134,743
Less non-allowable intangible assets             (31,465)     (31,465)     (31,465)
Less unrealized securities gains                    (251)        (251)        (251)
Plus permitted valuation allowances (2)               --           --       12,804
Plus allowable unrealized holding gains (3)           --           --          178
                                              ----------   ----------   ----------
   Total regulatory capital                      103,027      103,027      116,009
Minimum required capital                          71,692       40,933       81,865
                                              ----------   ----------   ----------
   Excess regulatory capital                  $   30,335   $   62,094   $   34,144
                                              ==========   ==========   ==========
   Adjusted total assets                      $1,817,293   $1,023,313   $1,023,313
Regulatory capital as a percentage                  5.67%       10.07%       11.34%
Minimum capital required as a percentage            4.00%        4.00%        8.00%
                                              ----------   ----------   ----------
Excess regulatory capital as a percentage           1.67%        6.07%        3.34%
                                              ==========   ==========   ==========
Well capitalized requirement                        5.00%        6.00%       10.00%
                                              ==========   ==========   ==========

(1) Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2007.

(2)  Limited to 1.25% of risk adjusted total assets.

(3)  Limited to 45% of pretax net unrealized holding gains.

Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND
2006:

For the three months ended March 31, 2007, net income was $2.9 million or $0.50 per diluted share, compared to net income of $3.4 million or $0.59 per diluted share for the quarter ended March 31, 2006. The $504,000 decrease in net income for the March 2007 quarter reflects an unusual expense of $625,000 on the early extinguishment of debt, a decrease in net interest income of $321,000 and higher loss provisions of $124,000, offset by higher non-interest income of $224,000 and a decrease in other non-interest expense of $160,000. As previously disclosed in the December 2006 Form 10-Q, $25 million of trust preferred securities with an 8.97% rate were prepaid on March 26, 2007, with the unamortized issuance costs of $625,000 expensed in the March 2007 quarter. This unusual charge reduced net income by $407,000 after taxes or $0.07 per share. Non-interest income includes gains on the sale of assets of $256,000 in 2007 versus a gain of $83,000 in 2006.

INTEREST INCOME:

Parkvale had interest income of $24.3 million during the three months ended March 31, 2007 versus $22.6 million during the comparable period in 2006. The $1.7 million increase is the result of a 38 basis point increase in the average yield from 5.18% in 2006 to 5.56% in 2007 and a $6.8 million or 0.4% increase in the average balance of interest-earning assets. Interest income from loans increased $832,000 or 4.8% resulting from a 21 basis point increase in the average yield from 5.64% in 2006 to 5.85% in

2007 and an increase in the average outstanding loan balances of $11.3 million or 0.9%. Investment interest income increased by $408,000 or 9.2% due to a 69 basis point increase in the average yield from 4.05% in 2006 to 4.74% in 2007, offset by a decrease of $28.4 million or 6.5% in the average balance. The average loan portfolio increased and the average investment portfolio decreased as the Bank used a portion of the proceeds from maturing investment securities to fund additional loans, as the loans have a higher average yield than investment securities. Interest income earned on federal funds sold increased $486,000 or 53.7% from the 2006 quarter due to an 84 basis point increase in the average yield from 4.43% in 2006 to 5.27% in 2007 and an increase in the average balance of $23.9 million or 29.3%. The weighted average yield on all interest-earning assets was 5.61% at March 31, 2007 and 5.21% at March 31, 2006.

INTEREST EXPENSE:

Interest expense increased $2.0 million or 16.1% from the 2006 quarter to the 2007 quarter. The increase was due to a 49 basis point increase in the average rate paid on deposits and borrowings from 2.97% in 2006 to 3.46% and mitigated by a $3.0 million decrease in the average deposits and borrowings in 2007. The cost of deposits was 3.12% for the March 2007 quarter compared to 3.16% for the December 2006 quarter and 2.55% for the March 2006 quarter. Although the deposit costs are up on a year-to-year basis, efforts to monitor deposits rates have resulted in a reduction of 4 basis points from the December 2006 quarter to the March 2007 quarter. At March 31, 2007, the weighted average rate payable on liabilities was 3.16% for deposits, 4.85% for borrowings, 9.03% for trust-preferred securities and 3.41% for combined deposits and borrowings.

NET INTEREST INCOME:

Net interest income was $9.6 million for the quarter ended March 31, 2007 compared to $9.9 million for the quarter ended March 2006. The $321,000 decrease is attributable to the cost of funds increase of 49 basis points exceeding the increased yield on earning assets of 38 basis points. The cost of funds increase relates to the shorter average maturity of the deposit accounts and competitive factors to retain deposits.

PROVISION FOR LOAN LOSSES:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended March 31, 2007 increased by $124,000 or 68.9% from the March 2006 quarter primarily to provide for losses on mortgage loans. Aggregate valuation allowances were 1.17% and 1.21% of gross loans at March 31, 2007 and June 30, 2006, respectively.

Nonperforming loans, impaired loans and real estate owned aggregated $6.7 million, $4.6 million and $5.2 million at March 31, 2007, June 30, 2006 and March 31, 2006, representing 0.37%, 0.25% and 0.28% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 2007 were $14.8 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.

NONINTEREST INCOME:

Total noninterest income for the March 2007 quarter increased by $224,000 or 9.5% due to a $116,000 or 7.4% increase in service charges on deposit accounts and a $173,000 increase in gain on sale assets, offset by a $28,000 or 9.1% decrease in loan fees and service charges for all types of products and services. Deposit account revenue increases were earned on NSF charges. The $256,000 gain on sale of assets was due to the sale of $2.9 million of available for sale securities. At March 31, 2007, $25.5 million of investment securities were available for sale, including a net unrealized gain of $400,000. Other income decreased $37,000 or 8.9%. Annuity fee and commission income was $147,000 in the 2007 quarter compared to $158,000 in the 2006 quarter.

NONINTEREST EXPENSE:

Total noninterest expense increased by $465,000 or 6.6% for the three months ended March 31, 2007 compared to the March 2006 quarter. This increase is due principally to the early extinguishment of $25.0 million of trust preferred securities, which resulted in a one-time pre-tax charge of $625,000. Annualized noninterest expense as a percentage of average assets was 1.63% for the quarter ended March 31, 2007 and 1.54% for the quarter ended March 31, 2006. Annualized noninterest expense as a percentage of average assets, absent the one time charge of $625,000 from the early extinguishment of the trust preferred securities was 1.50% for the quarter ended March 31, 2007.

RESULTS OF OPERATIONS - COMPARISON OF NINE MONTHS ENDED MARCH 31, 2007 AND 2006:

Net income for the nine months ended March 31, 2007 was $9.81 million or $1.71 per diluted share, down 1.2% on a per share basis, compared to net income of $9.84 million or $1.73 per diluted share for the nine months ended March 31, 2006. The $35,000 decrease in net income for the March 2007 nine months reflects an unusual expense of $625,000 on the early extinguishment of debt, a decrease in net interest income of $221,000 and higher loss provisions of $150,000, offset by increases in noninterest income of $849,000 and a decrease in other noninterest expense of $199,000. Net interest income for the nine months ended March 31, 2007 decreased to $28.5 million from $28.8 million for the nine months ended March 31, 2006. Return on average equity was 10.32% for the nine months ended March 31, 2007.

INTEREST INCOME:

Parkvale had interest income of $72.9 million during the nine months ended March 31, 2007 versus $66.3 million during the comparable period in 2006. The increase of $6.7 million or 10.1% is attributable to an increase in the average interest-earning asset portfolio of $7.0 million or 0.4% and a 49 basis point increase in the average yield from 5.04% in 2006 to 5.53% in 2007. Interest income from loans increased $3.3 million or 6.5% due to an increase in the average loan balance of $10.4 million or 0.9% and a 31 basis point increase in the average yield from 5.56% in 2006 to 5.87% in 2007. Income from investments increased by $858,000 or 6.4% from 2006 due to an increase of 71 basis points in the average yield from 3.87% in 2006 to 4.58%, offset by a decrease in the average investment balance of $47.0 million or 10.1% in 2007. The average loan portfolio increased and the average investment portfolio decreased as the Bank used a portion of the $143.7 million of proceeds from maturing investment securities to fund additional loans, as the loans have a higher average yield than investment securities. Interest income earned on federal funds sold increased $2.5 million or 106.8% from the prior nine months ended March 31, 2006. This was due to a 134 basis point increase in the average yield from 3.99% in 2006 to 5.33% in 2007 and an increase in the average federal fund balance of $43.6 million or 54.8%.

INTEREST EXPENSE:

Interest expense increased by $6.9 million or 18.4% from the 2006 nine-month period to the 2007 nine-month period. The increase was due to a 54 basis point increase in the average rate paid from 2.90% in 2006 to 3.44% in 2007, offset by a decrease in the average deposits and borrowings of $1.8 million.

PROVISION FOR LOAN LOSSES:

Provision for loan losses increased by $150,000 in the nine-month period ended March 31, 2007 from the nine months ended March 31, 2006. Aggregate valuation allowances were 1.17% of gross loans at March 31, 2007, 1.21% of gross loans at June 30, 2006 and 1.21% of gross loans at March 31, 2006. Total loan loss reserves at March 31, 2007 were $14.8 million.

NONINTEREST INCOME:

Noninterest income increased by $849,000 or 12.3% for the nine months ended March 31, 2007 from the nine months ended March 31, 2006 due to increases of $491,000 or 10.4% in service charges on deposit accounts, of $273,000 or 255.1% for gain on the sale of assets and of $143,000 or 12.8% for other income, offset by a decrease of $58,000 or 6.1% in loan fees and service charges for all types of products and services.

NONINTEREST EXPENSE:

Noninterest expenses increased by $426,000 or 2.1% for the nine-month period ended March 31, 2007 from the comparable period in 2006. This increase is due principally to the early extinguishment of $25.0 million of trust preferred securities, which resulted in a one-time pre-tax charge of $625,000. Additional reasons include increases in compensation and employee benefits of $228,000 or 2.0% and in office supplies, telephone and postage of $18,000 or 1.3%, offset by decreases in office occupancy expense of $171,000 or 4.5%, marketing of $56,000 or 13.7%, other expense of $207,000 or 5.5% and FDIC insurance of $11,000 or 7.5%. Annualized noninterest expenses as a percentage of average assets were 1.51% for the nine months ended March 31, 2007 compared to 1.49% for the nine months ended March 31, 2006. Annualized noninterest expense as a percentage of average assets, absent the one time charge of $625,000 from the early extinguishment of the trust preferred securities, is 1.47% for the nine months ended March 31, 2007.

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

Item 4. Controls and Procedures

     Disclosure controls and procedures are monitored and supervised by Parkvale's management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale's disclosure controls and procedures. Parkvale's management, including the CEO and CFO, concluded that Parkvale's disclosure controls and procedures were effective as of March 31, 2007. There have been no changes in Parkvale's internal controls or in other factors that materially affected, or that are reasonable likely to materially affect, Parkvale's internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) No equity securities were sold by the Corporation during the period covered by this report that were not registered under the Securities Act of 1933.

(b)  Not applicable

(c)  During the quarter ended March 31, 2007, Parkvale purchased 43,900 shares.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any "affiliated purchaser", as defined in Section
240. 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

                                                    Total Number of
                                                  Shares Purchased as      Maximum Number of
                      Total Number     Average      Part of Publicly    Shares that May Yet Be
                        of Shares    Price Paid     Announced Plans       Purchased Under the
Period                  Purchased     Per Share       or Programs        Plans or Programs (1)
------                ------------   ----------   -------------------   ----------------------
January 1-31, 2007           --            --                --                 283,400
February 1-28, 2007      20,700        $30.00            20,700                 262,700
March 1-31, 2007         23,200        $29.47            23,200                 239,500

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

                                        Parkvale Financial Corporation


DATE: April 26, 2007                    By: /s/ Robert J. McCarthy, Jr.
                                            ------------------------------------
                                            Robert J. McCarthy, Jr.
                                            President and
                                            Chief Executive Officer


DATE: April 26, 2007                    By: /s/ Timothy G. Rubritz
                                            ------------------------------------
                                            Timothy G. Rubritz
                                            Vice President, Treasurer and
                                            Chief Financial Officer