Form 10-K
period 2007-06-30
PARKVALE FINANCIAL CORP
filed 2007-09-10
CIK 820907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended June 30, 2007
0-17411
(Commission File Number)
PARKVALE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1556590
(State of incorporation) 4220 William Penn Highway, Monroeville, PA	(I.R.S. Employer Identification Number) 15146
(Address of principal executive office)	(Zip code)
Registrant’s telephone number, including area code: (412) 373-7200
Securities registered pursuant to Section 12(b) of the Act:
Common Stock ($1.00 par value)
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act- None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 29, 2006, the last business day of the Registrant’s second quarter, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $31.75 per share on such date was $136,118,854. Excluded from this computation are 703,402 shares held by all directors and executive officers as a group and 581,172 shares held by the Employee Stock Ownership Plan.
Number of shares of Common Stock outstanding as of August 30, 2007: 5,549,329
DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Shareholders for Fiscal Year ended June 30, 2007. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 2007 Annual Report to Shareholders is not deemed to be filed as part of this report.           Part II
Proxy Statement for Annual Meeting of Shareholders dated September 17, 2007. The definitive proxy statement will be filed with the Commission on or before September 17, 2007.           Part III

PART I.
Item 1. Business
INTRODUCTION
Parkvale Financial Corporation (“PFC”) is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its main operating subsidiary is Parkvale Savings Bank (the “Bank”), which is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. PFC and its subsidiaries are collectively referred to herein as “Parkvale”. Parkvale is also involved in lending in the Columbus, Ohio area through its wholly owned subsidiary, Parkvale Mortgage Corporation (“PMC”). The primary assets of PFC consist of the stock of the Bank, equity securities and cash. See Note O of Notes to the Consolidated Financial Statements in the 2007 Annual Report to Shareholders filed as Exhibit 13 hereto (“2007 Annual Report”) for additional details regarding PFC.
THE BANK
General
The Bank conducts business in the greater Tri-State area through 47 full-service offices with 40 offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties of Pennsylvania, two branches in West Virginia and five branches in Ohio. With total assets of $1.8 billion at June 30, 2007, Parkvale was the seventh largest financial institution headquartered in the Pittsburgh metropolitan area and eleventh largest financial institution with a significant presence in Western Pennsylvania.
The primary business of Parkvale consists of attracting deposits from the general public in the communities that it serves and investing such deposits, together with other funds, in residential real estate loans, consumer loans, commercial loans, and investment securities. Parkvale focuses on providing a wide range of consumer and commercial services to individuals, partnerships and corporations in the greater Pittsburgh metropolitan area, which comprises its primary market area. In addition to the loans described above, these services include various types of deposit and checking accounts, including commercial checking accounts and automated teller machines (“ATMs”) as part of the Star network.
Parkvale derives its income primarily from interest charged on loans, interest on investments, and, to a lesser extent, service charges and fees. Parkvale’s principal expenses are interest on deposits and borrowings and operating expenses. Funds for lending activities are provided principally by deposits, loan repayments, Federal Home Loan Bank (“FHLB”) advances and other borrowings, and earnings provided by operations.
Lower housing demand in Parkvale’s primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions in the secondary market. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $142.9 million and $139.5 million in fiscal 2007 and 2006, respectively. These represent 62.3% and 60.7% of total mortgage loan originations and purchases for the fiscal year 2007 and 2006, respectively. In addition, Parkvale operates a loan production office through its subsidiary, PMC with an office in Columbus, Ohio. During fiscal 2007, PMC originated a total of $10.3 million or 4.5% of total mortgage loan originations and purchases for inclusion in Parkvale’s loan portfolio. See “Lending Activities” and “Sources of Funds.”
Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, increased from $4.6 million at June 30, 2006 to $6.2 million at June 30, 2007. The $1.6 million increase in fiscal 2007 is primarily due to single-family homes at June 30, 2007. See “Lending Activities - Nonperforming Loans and Foreclosed Real Estate”.
The exposure to interest rate risk (“IRR”) is the impact on Parkvale’s current and future earnings and capital from movements in interest rates. To properly manage its historical liability sensitive position and mitigate the financial impact of IRR, Parkvale’s management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage (“ARM”) loans, (2) maintained a high level of liquidity, (3) emphasized the origination of short-term and/or variable rate consumer loans and (4) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report.
Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. The interest rate sensitvity gap equals the difference between interest-earning assets and interest-bearing liabilities, and the gap ratio equals the gap divided by total assets. The one-year gap ratio was 1.67 % of total assets at June 30, 2007 compared to –3.52% of total assets at June 30, 2006. The cumulative five-year gap ratio was 16.54% at June 30, 2006 and 14.28% at June 30, 2007. A key component of the asset and liability management program is that ARM loans represented approximately 69.8% of the Bank’s real estate loan portfolio at June 30, 2007 compared to 72.2% and 72.9% at June 30, 2006 and 2005, respectively. Deposits with terms in excess of one year or more decreased $123.0 million from $500.5 million at June 30, 2006 to $377.5 million at June 30, 2007.
The Bank was originally chartered in 1943 as Park Savings and Loan Association and was renamed as a result of its merger with Millvale Savings and Loan Association in 1968. The Bank converted to a stock savings association in 1987 and to a state chartered savings bank in 1993. The charter conversion resulted in the replacement of the Office of Thrift Supervision (“OTS”) by the Federal Deposit Insurance Corporation (“FDIC”) as the Bank’s primary federal regulator. The Pennsylvania Department of Banking (“Department”) is the Bank’s primary state regulator. As a Pennsylvania-chartered savings bank, deposits continue to be insured by the FDIC and the Bank retains its membership in the FHLB of Pittsburgh. The savings bank continues to conduct business in a manner substantially identical to the conduct of its business as a savings association. The OTS retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. The Bank is further subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) governing reserves to be maintained against deposits and certain other matters.
Parkvale’s main office is located at 4220 William Penn Highway, Monroeville, PA 15146, and its telephone number is (412) 373-7200.

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
The industry continues its consolidation efforts with an operating focus on improving profitability, reallocation of capital and expense management. The traditional banks’ share of the overall loan market has been reduced significantly. Corporate lending has abated since public companies found raising funds on Wall Street is faster and cheaper via commercial paper and medium term notes. At the same time, retail customers are increasingly abandoning traditional commercial and local banks in favor of nonbank financial institutions. Instead of buying a CD or opening a passbook savings account, consumers increasingly place their savings and retirement funds with investment management firms. Mutual fund total assets have increased substantially to exceed total FDIC insured deposits. Banks in today’s market are faced with substantial competition from an array of outside financial service providers, including brokerage firms, insurance companies and mutual fund companies.
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
Prior to recent credit stresses and the Federal Reserve Board’s cut in the discount rate, the consensus outlook was for a housing-induced economic slowdown within a sustained worldwide economic expansion. Although this remains a widely agreed upon forecast, downside risks to the economy have increased as credit availability in the mortgage market has been disrupted. At its August 17, 2007 meeting, the Federal Reserve Open Market Committee commented that “downside risks to growth have increased appreciably,” while omitting any reference to inflation. We believe this shift clears the way for the Fed to ease monetary policy in the coming months if evidence of economic weakness accumulates.
Although the moderation in the growth of aggregate demand should help to limit inflation pressures over time, the Committee judges that some inflation risks remain. The extent and timing of any additional rate changes that may be needed to address these risks will depend on the evolution of the outlook for both inflation and economic growth, as implied by incoming information.
Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial markets. For additional discussion of asset/liability management, see the Asset and Liability Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Annual Report.

BUSINESS
Lending Activities
Loan Activity and Portfolio Composition
The following table shows Parkvale’s loan origination, purchase and sale activity on a consolidated basis during the years ended June 30. (Dollars in Thousands)

	2007	2006	2005
Total loans receivable at beginning of year	$1,217,328	$1,198,070	$1,015,078
Real estate loan originations:
Residential:
Single family (1)	44,930	54,725	39,973
Multifamily	5,480	1,473	4,791
Construction — Single family	9,612	7,533	2,048
Commercial	26,318	18,812	6,760

Total real estate loan originations	86,340	82,543	53,572

Consumer loan originations	57,698	52,222	80,871
Commercial loan originations	16,556	12,266	8,137

Total loan originations	160,594	147,031	142,580

Loans acquired through acquisition (2)	—	—	253,450
Purchase of loans	142,914	139,531	126,877

Total loan originations and purchases	303,508	286,562	522,907

Principal loan repayments	94,313	67,012	102,575
Mortgage loan payoffs	178,212	182,350	221,982
Sales of whole loans	1,405	5,184	2,441

Net increase in loans	29,578	32,016	195,909

Total loans receivable at end of year	1,246,906	1,230,086	1,210,987

Less: Loans in process	98	142	418
Allowance for loan losses	14,189	14,907	15,188
Unamortized (premiums) discounts	(1,778)	(2,291)	(2,689)

Net loans receivable at end of year	$1,234,397	$1,217,328	$1,198,070

(1)	Includes $10.3 million, $15.7 million and $18.5 million of loans originated by PMC during fiscal 2007, 2006 and 2005, respectively.

(2)	On December 31, 2004, Parkvale acquired Advance Financial Bancorp (“AFB”).
At June 30, 2007, Parkvale’s net loan portfolio amounted to $1.2 billion, representing 66.9% of Parkvale’s total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veteran’s Affairs (“VA”).

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at June 30.

(Dollars in Thousands)	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential:
Single family (1)	$859,562	69.6	$832,710	68.4	$807,088	67.4
Multifamily (2)	32,474	2.6	28,911	2.4	29,920	2.5
FHA/VA	410	0.1	552	0.1	665	0.1
Commercial	112,287	9.1	108,977	8.9	109,146	9.1
Other (3)	18,321	1.5	20,834	1.7	22,448	1.9

Total real estate loans	1,023,054	82.9	991,984	81.5	969,267	81.0
Consumer loans (4)	173,506	14.0	182,506	15.0	187,807	15.7
Deposit loans	5,162	0.4	5,721	0.5	5,611	0.4
Commercial loans	45,184	3.7	49,875	4.1	48,302	4.0

Total loans receivable	1,246,906	101.0	1,230,086	101.1	1,210,987	101.1
Less:
Loans in process	98	0.0	142	0.0	418	0.0
Allowance for losses	14,189	1.1	14,907	1.2	15,188	1.2
Unamortized (premiums)/discounts	(1,778)	(0.1)	(2,291)	(0.1)	(2,689)	(0.1)

Net loans receivable	$1,234,397	100.0%	$1,217,328	100.0%	$1,198,070	100.0%

	2004		2003
	Amount	%	Amount	%
Real estate loans:
Residential:
Single family (1)	$722,649	71.2	$931,724	75.0
Multifamily (2)	23,910	2.4	19,477	1.5
FHA/VA	902	0.1	811	0.1
Commercial	82,186	8.1	59,796	4.8
Other (3)	12,987	1.3	36,581	3.0

Total real estate loans	842,634	83.0	1,048,389	84.4
Consumer loans (4)	143,476	14.1	152,458	12.3
Deposit loans	2,790	0.3	2,974	0.2
Commercial loans	38,869	3.8	47,983	3.9

Total loans receivable	1,027,769	101.3	1,251,804	100.8
Less:
Loans in process	313	0.0	117	0.0
Allowance for losses	13,808	1.4	15,013	1.2
Unamortized (premiums)/discounts	(1,430)	(0.1)	(5,105)	(0.4)

Net loans receivable	$1,015,078	100.0%	$1,241,779	100.0%

(1)	Includes first mortgages secured by one to four unit residences.

(2)	Includes short-term construction loans to developers.

(3)	Loans for purchase and development of land.

(4)	Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, deposit loans, charge cards, home improvement loans and automobile loans.
The following table sets forth the percentage of gross loans receivable in each category to total loans at June 30:

	2007	2006	2005	2004	2003
Single Family loans	68.9%	67.7%	66.7%	70.4%	74.5%
Commercial Real Estate & Multi Family loans	13.1	12.9	13.3	11.6	9.3
Consumer loans	14.3	15.3	16.0	14.2	12.4
Commercial loans	3.7	4.1	4.0	3.8	3.8

Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

     Contractual Maturities of Loans
The following table presents information regarding loan contractual maturities as of June 30, 2007 by loan categories during the periods indicated. Mortgage loans with adjustable interest rates are shown in the year in which they are contractually due rather than in the year in which they reprice. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank’s loan portfolio:

Amounts Due in	Real Estate	Commercial
Years Ending June 30,	Loans (1)	Loans
		(In Thousands)
2008	$13,862	$21,947
2009 – 2012	21,380	16,883
2013 and thereafter	987,812	6,354

Gross loans receivable (2)	$1,023,054	$45,184

(1)	Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2)	Variable rate and ARM loans represent approximately 63.2% of gross loans receivable maturing in the year ending June 30, 2008. Of the $824.7 million of real estate loans maturing after June 30, 2008, $121.0 million are fixed rate loans and $703.7 million are adjustable rate loans. Of the $23.2 million of commercial loans maturing after June 30, 2008, $18.4 million are fixed rate loans and $4.8 million are adjustable rate loans. Real estate and commercial loans maturing after June 30, 2008 aggregate $847.9 million, of which $139.4 million are fixed rate loans and $708.5 million are adjustable rate loans.
The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. During fiscal years 2006, 2005 and 2004, many borrowers refinanced their mortgage loans in order to take advantage of the lowest market rates in forty years.
     Origination, Purchase and Sale of Loans
As a Pennsylvania-chartered, federally insured savings bank, the Bank has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2007, the majority of loans in Parkvale’s portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan and tri state area. However, 46.7% and 47.2% of Parkvale’s total mortgage loan portfolio at June 30, 2007 and 2006, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Ohio, West Virginia, and Virginia. Loan purchases of $142.9 million amounted to 62.3% of Parkvale’s total origination and purchases for fiscal 2007 as compared to loan purchases of $139.5 million, or 60.7% of total originations and purchases in fiscal 2006. See further discussion below.

Parkvale originates new loans primarily within its primary market area or through the PMC office in Columbus, Ohio and, until June 2006, an office in Fairfax, Virginia. In addition, Parkvale purchases loan participations and whole loans from other institutions in the secondary market.
All of Parkvale’s mortgage lending is subject to its written underwriting standards and to loan origination procedures approved by the Board of Directors. Decisions on loan applications are based upon a number of factors including, but not limited to, property valuations by independent appraisers, credit history and cash flow available to service debt. The Loan Committee of Parkvale consists of at least three senior officers and is authorized to approve residential, consumer and commercial real estate credit requests up to $750,000. Requests exceeding $750,000 and requests exceeding $375,000 in which the total borrower loan relationship exceeds $1.5 million must be recommended for approval by the Loan Committee and require specific Board of Directors or its Executive Committee approval. The Loan Committee is authorized to approve commercial and industrial credit requests up to $600,000. Requests in excess of $600,000 and for extension of credit in excess of $300,000 where the total borrowing relationship exceeds $1.2 million must be recommended for approval by Loan Committee and require specific Board of Directors or its Executive Committee approval. Additionally, the Loan Committee has the authority to approve municipal and school district tax anticipation loans without regard to dollar limit. Borrowing relationships with municipalities and school districts are subject to regulatory lending limits. Tax anticipation loans approved by the Loan Committee are submitted to the Board of Directors for ratification.
Under policies adopted by Parkvale’s Board of Directors, Parkvale limits the loan-to-value ratio to 80% on newly originated residential mortgage loans, or up to 95% with private mortgage insurance. Depending upon the amount of private mortgage insurance obtained by the borrower, Parkvale’s loan exposure may be reduced to 65% of the value of the property. Commercial real estate loans generally do not exceed 80% of the value of the secured property. In addition, it is Parkvale’s policy to obtain title insurance policies or certificates of title insuring that Parkvale has a valid first lien on mortgaged real estate.
Originations by Parkvale. Historically, mortgage loans have been originated by Parkvale primarily through referrals from real estate brokers, builders and direct customers, as well as through refinancings for existing customers. Consumer and commercial loan originations are made by Parkvale within its primary market area. Total loan originations for the fiscal years ending June 30, 2007, 2006 and 2005 were $160.6 million, $147.0 million and $142.6 million, respectively. See the chart on page 5 for detailed activity for the past three fiscal years. The reduced levels of certain lending categories during fiscal 2005, specifically single family mortgages and commercial mortgages, relate to the Bank’s decision to not offer lower long term fixed rates due to the perceived interest rate risk associated with relatively low fixed rates.
Loan Purchases. The asset/liability strategy of investing in ARM loans provides flexibility in a volatile interest rate environment. Parkvale loan purchases were $142.9 million in fiscal 2007 compared to $139.5 million in fiscal 2006. The increased level of purchases was reflective of the yields available on ARM loans compared to agency securities. In fiscal 2007, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale’s underwriting standards and are purchased from reputable mortgage banking institutions.
     Residential Real Estate Loans
Parkvale offers fixed-rate mortgages and ARMs with amortization periods of up to 40 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 72.3%, 78.2% and 86.7% of total mortgage loan originations and purchases in fiscal 2007, 2006 and 2005, respectively. At June 30, 2007, ARMs represented 69.7% of Parkvale’s total residential loan portfolio. ARM loans generally do not adjust as rapidly as Parkvale’s cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets. Loans included in the loan portfolio that are interest only for the initial years of the loan aggregated $244.0 million at June 30, 2007. The interest only loans have demonstrated strong repayment capabilities to date.
     Commercial Real Estate Loans
The balance of commercial real estate mortgages was $112.3 million at June 30, 2007 versus $109.0 million at June 30, 2006. Commercial loans offer more attractive yields than residential real estate loans, but are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Greater Pittsburgh area, which traditionally has not experienced the dramatic real estate price fluctuations that have occurred in certain other geographic areas.
     Consumer Loans
Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, home improvement loans, credit cards and automobile loans. Total consumer loans outstanding at June 30, 2007 decreased by $9.0 million to $173.5 million from $182.5 million at June 30, 2006. Parkvale offers home equity lines of credit up to 120% of collateral value at a competitive introductory rate. Of an aggregate $49.9 million in outstanding lines of credit at June 30, 2007, $45.3 million have a loan to value ratio of up to 90% and $4.6 million have a loan to value ratio of 90% or above. These loans generally have shorter terms and greater interest rate sensitivity and margins than residential real estate loans.
Home equity lines are revolving and range from $5,000 to $250,000. The amount of the available line of credit is determined by the borrower’s ability to pay, their credit history and the amount of collateral equity. Personal and overdraft lines of credit are generally unsecured and are extended for $500 to $50,000. Line of credit interest rates are variable and are priced at a margin above Parkvale’s prime rate.
Parkvale offers student loans through its community-banking network. Parkvale receives a guaranteed rate on such loans indexed to the 91-day United States Treasury bill rate and generally sells the loans to the Student Loan Marketing Association in order to avoid costly servicing expenses.

Parkvale’s deposit loans are made on a demand basis for up to 100% of the balance of the account securing the loan. The interest rate on deposit loans generally equals the rate on the underlying account plus a minimum of 100 basis points.
Parkvale no longer originates loans through PV Financial Service, Inc. (PVFS). PVFS’s portfolio balance was $1.4 million at June 30, 2007 and $1.8 million at June 30, 2006. This portfolio is collateralized by single-family residential properties. PVFS has not generated additional loans during the last four fiscal years. In May 2002, the Bank instituted risk based pricing procedures for home equity loans that were previously originated by PVFS.
     Commercial Loans
Parkvale’s commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Both secured and unsecured commercial loans are offered by Parkvale. In originating commercial loans, the borrower’s historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale’s prime rate. Fixed-rate commercial loans are extended based upon Parkvale’s ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $45.2 million and $49.9 million at June 30, 2007 and 2006, respectively.
     Loan Servicing and Loan Fees
Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.
After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others was $59.1 million at June 30, 2007 and was $66.1 million at June 30, 2006. During fiscal 2003, the Bank entered into an agreement with Freddie Mac, in which the Bank sold $12.2 million of 1-4 family mortgages and retained the servicing for such loans. During fiscal 2007, 2006 and 2005, there were few sales. In fiscal 2008, Parkvale anticipates selling a portion of newly originated fixed rate loans. Prior to fiscal 2003, there had been no mortgage loan securitizations or sale transactions in the last five fiscal years, with the exception of certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the service provider of these loans depending on the terms of the specific program.
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
Parkvale defers loan origination and commitment fees and certain direct loan origination costs over the contractual life of a loan as an adjustment of yield. Indirect loan origination costs are charged to expense as incurred. Deferred loan origination fees were $400,000, $499,000 and $665,000 at June 30, 2007, 2006 and 2005, respectively. The balances primarily reflect the fees deferred related to the commercial real estate and commercial loan portfolio.
     Nonperforming Loans and Foreclosed Real Estate
See Management’s Discussion and Analysis in the 2007 Annual Report for information regarding Parkvale’s nonaccrual loans and foreclosed real estate.
A loan is considered delinquent when a borrower fails to make contractual payments on the loan. If the delinquency exceeds 90 days, Parkvale generally institutes legal action to remedy the default. In the case of real estate loans, this includes foreclosure action. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a judicial sale at which, in most instances, Parkvale is the buyer. The acquired property then becomes “foreclosed real estate” until it is sold. In the case of consumer and commercial business loans, the measures to remedy defaults include the repossession of the collateral, if any, and initiation of proceedings to collect and/or liquidate the collateral and/or act against guarantees related to the loans.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, no uncollected interest income is included in earnings for loans on nonaccrual status. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans, which are 90 days or more contractually past due.
Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value of collateral is insufficient compared to the contractual amount due. Parkvale excludes single-family loans and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $191,000 of loans classified as impaired at June 30, 2007 and a $130,000 loan classified as impaired at June 30, 2006. The average recorded investment in impaired loans was $229,000, $71,000 and $216,000 in fiscal 2007, 2006 and 2005, respectively. The amount of interest income that has not been recognized was $69,000 for fiscal 2007. Impaired assets include $1.9 million of foreclosed real estate as of June 30, 2007. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell.
Assets classified as substandard/nonaccrual or foreclosed real estate in excess of $400,000 at June 30, 2007 consist of one single family home loan with a balance of $520,000 and a foreclosed single family home with a book value of $414,000 and an appraised value of $460,000. Management believes that the fair value of the collateral for the above mentioned loan exceeds book value at June 30, 2007.

     Allowance for Loan Losses
The following table sets forth the activity in the allowance for loan losses for the years ended June 30:

	2007	2006	2005	2004	2003
	(In Thousands)
Beginning balance	$14,907	$15,188	$13,808	$15,013	$15,492
Allowances from acquisitions	—	—	1,897	—	—
Provision for (recovery of) loan losses	828	736	229	(106)	308
Loans recovered:
Consumer	19	25	23	122	39
Commercial	13	8	6	6	1
Mortgage	27	106	47	235	69

Total recoveries	59	139	76	363	109

Loans charged-off:
Consumer	(287)	(755)	(203)	(301)	(241)
Commercial	(842)	(178)	(423)	(779)	(253)
Mortgage	(476)	(223)	(196)	(382)	(402)

Total charge-offs	(1,605)	(1,156)	(822)	(1,462)	(896)

Net charge-offs	(1,546)	(1,017)	(746)	(1099)	(787)

Ending balance	$14,189	$14,907	$15,188	$13,808	$15,013

Percentage of net charge-offs to average loans outstanding	0.13%	0.08%	0.07%	0.10%	0.07%
During fiscal 2007, a $500,000 commercial line of credit was charged off as a commercial borrower declared bankruptcy and ceased operations. The Bank liquidated the borrower’s remaining assets during fiscal 2007. The Bank does not expect any significant recovery. The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Nonaccrual, substandard and doubtful commercial and other non-residential real estate loans are considered for impairment. Impaired loans are generally evaluated based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. Based on this evaluation, specific allowances are established on impaired loans when necessary.
The allowance for loan loss was $14.2 million at June 30, 2007 and $14.9 million at June 30, 2006 or 1.14% and 1.21% of gross loans at June 30, 2007 and 2006, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
The adequacy of the allowance for loan loss is continually monitored by management with an emphasis on identifying potential portfolio risks to detect potential credit deterioration in the early stages, including trends and risks in the market place and loan types. Management, in conjunction with the Loan Review Committee, establishes allowances based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb robable loan losses. See Management’s Discussion and Analysis in the 2007 Annual Report for information regarding Parkvale’s “Allowance for Loan Losses” and “Provision for Loan Losses”

     Investment Activities
Investment decisions are made by authorized officers including the Chief Executive Officer or the Chief Financial Officer in accordance with policies established by Parkvale’s Board of Directors.
Parkvale’s investment portfolio consisted of the following securities at June 30 of the years indicated.

(In Thousands)	2007	2006	2005
U.S. Government and agency obligations	$266,996	$323,151	$360,376
Municipal obligations	5,234	4,872	5,188
Corporate debt	49,667	31,112	51,128
Mortgage-backed securities	27,466	38,131	43,388
Equity securities (at market value)	30,580	27,917	25,022

Total investment portfolio	$379,943	$425,183	$485,102

As part of its investment strategy, Parkvale also invests in mortgage-backed securities, the majority of which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“GNMA”). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae securities are guaranteed by their respective agencies. At June 30, 2007, Parkvale had $27.5 million, or 1.5% of total assets invested in mortgage-backed securities, as compared to 2.1% and 2.3% at June 30, 2006 and 2005, respectively. At June 30, 2007, the mortgage-backed securities included Freddie Mac ($7.2 million); GNMA ($0.5 million); Fannie Mae ($14.7 million) and collateralized mortgage obligations, including REMIC’s ($5.1 million).
The following table shows mortgage-backed security activity during the years ended June 30.

(In Thousands)	2007	2006	2005
Mortgage-backed securities at beginning of year	$38,131	$43,388	$49,565
Purchases	—	5,168	—
AFB Acquisition	—	—	14,715
Principal repayments	(10,665)	(10,425)	(14,415)
Sales	—	—	(6,477)

Mortgage-backed securities at end of year	$27,466	$38,131	$43,388

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2007 (in Thousands):

U.S. Treasury and U.S. Government agencies:	Carrying Balance	%
Maturing within one year	$35,077	4.11
Maturing within five years	200,314	4.72
Maturing within ten years	31,089	5.16
Maturing after ten years	516	5.08
States of the U.S. and political subdivisions:
Maturing within five years	2,786	4.92
Maturing within ten years	1,417	4.96
Maturing after ten years	1,031	4.72
Other corporate debt:
Maturing within one year	5,011	5.27
Maturing after ten years	44,656	6.98
Equity securities	30,580	5.10
Mortgage-backed securities	27,466	4.83

Total	$379,943	5.01

Of the Bank’s total investment in corporate debt securities of $49.7 million, there are two corporate bonds aggregating $5 million par value with unrealized losses for a period greater than twelve months. The unrealized losses were primarily caused by interest rate increases. The contractual terms of those investments do not permit debtors to settle the security at a price less than the face value of the investment. The investment ratings of the investments are considered investment grade at Baa3 and Aa2. Parkvale currently does not believe it is probable it will be unable to collect all amounts due according to the contractual terms of the investment. Therefore, it is expected that the debentures would not be settled at a price less than the face value of the investment. Because Parkvale has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these debentures to be other-than-temporarily impaired at June 30, 2007.
     Hedging Activities
The objective of Parkvale’s financial futures policy is to reduce interest rate risk by authorizing an asset and liability-hedging program. The futures policy permits Parkvale’s investment officers to hedge up to $10 million of assets and liabilities. Hedges over $10 million and up to $25 million require the approval of the Audit-Finance Committee of the Board of Directors, and hedges over $25 million require the approval of the Board of Directors. The objective of Parkvale’s financial options policy is to reduce interest rate risk in the investment portfolio through the use of financial options. The options policy permits the use of options on United States Treasury bills, notes, bonds and bond futures and on mortgage-backed securities. The options policy generally limits the use of puts and calls to $5.0 million per type of option. Parkvale’s investment officers are authorized to conduct options activities, which are monitored by the Audit-Finance Committee of the Board of Directors.
Derivative instruments are various instruments used to construct a transaction that is derived from and reflects the underlying value of assets, other instruments or various indices. The primary purpose of derivatives, which include such items as forward contracts, interest rate swap contracts, options futures and equity securities, is to transfer price risk associated with the fluctuations of financial instrument value.

Sources of Funds
General
Savings accounts and other types of deposits have traditionally been the principal source of Parkvale’s funds for use in lending and for other general business purposes. In addition to deposits, Parkvale derives funds from loan repayments and FHLB advances. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or for inflows at less than projected levels, as well as on a longer term basis to support expanded lending and investment activities.
Deposits
Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, commercial checking accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 30 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the Star network with 46 ATMs currently operated by Parkvale.
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
The following table shows the distribution of Parkvale’s deposits by type of deposit as of June 30.

	2007		2006		2005
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%
Passbook accounts and statement savings	$190,907	13.0%	$203,686	14.0%	$234,421	15.9%
Checking and money market accounts	388,684	26.5%	384,715	26.5%	396,585	26.8%
Certificate accounts	691,016	47.0%	694,748	47.9%	689,141	46.6%
Jumbo certificates	185,657	12.6%	159,352	11.0%	150,591	10.2%
Accrued interest	12,820	0.9%	9,263	0.6%	7,597	0.5%

Total savings deposits	$1,469,0844	100%	$1,451,764	100%	$1,478,335	100%

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

	2007		2006		2005
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%
Passbook accounts	$192,319	0.76%	$214,242	0.55%	$212,571	0.53%
Checking and money market accounts	389,191	1.15%	388,877	0.89%	418,535	0.67%
Certificate accounts	855,333	4.57%	831,110	3.84%	747,772	3.60%
Accrued interest	12,921	0.00%	10,089	0.00%	8,910	0.00%

	$1,449,764	3.11%	$1,444,318	2.53%	$1,387,788	2.22%

The wide range of deposit accounts offered has increased Parkvale’s ability to retain funds and allows it to be more competitive in obtaining new funds, but does not eliminate the threat of disintermediation. During periods of high interest rates, certificate and money market accounts are more costly than traditional accounts. In addition, Parkvale has become subject to short-term fluctuations in deposit flows as customers have become more rate conscious and inclined to move funds into higher yielding accounts. The ability of Parkvale to attract and maintain deposits along with the impact on the cost of funds is significantly affected by competitive market conditions.
The principal methods used by Parkvale to attract deposits include the offering of a wide range of services and accounts, competitive interest rates, and convenient office hours and locations. Parkvale utilizes traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mail. Parkvale’s deposits are obtained primarily from persons who are residents of Pennsylvania, Ohio and West Virginia. Parkvale neither advertises for deposits outside of Pennsylvania and the Ohio Valley nor utilizes the services of deposit brokers. Approximately 1.9% of Parkvale’s deposits were held by nonresidents of the tri-state area at June 30, 2007.
The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

(Dollars in Thousands)	2007	2006	2005
Decrease before interest credit	($14,437)	($56,325)	($95,198)
AFB deposits acquired	—	—	268,703
Interest credited	31,757	29,754	22,859

Net deposit (decrease) increase	$17,320	($26,571)	$196,364

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale’s interest rate spread and to better match its interest rate sensitivity. The following table reflects the makeup of Parkvale’s deposit accounts at June 30, 2007, including the scheduled quarterly maturity of CD accounts.

	Amount in	% of Total
	000’s	Deposits	Rate
Passbook and club accounts	$190,907	13.0%	0.76%
Checking and money market accounts	388,684	26.5	1.15

Total non-certificate accounts	579,591	39.5	1.03
CDs maturing in quarter ended:
September 30, 2007	187,528	12.8	4.62
December 31, 2007	146,060	9.9	4.59
March 31, 2008	114,030	7.8	4.67
June 30, 2008	64,172	4.4	4.55
September 30, 2008	31,167	2.1	4.76
December 31, 2008	44,627	3.0	4.74
March 31, 2009	45,212	3.1	4.58
June 30, 2009	53,508	3.6	4.84
September 30, 2009	18,988	1.3	4.86
December 31, 2009	15,320	1.0	4.92
March 31, 2010	51,793	3.5	5.06
June 30, 2010	9,486	0.7	5.32
Thereafter	94,782	6.4	4.78

Total certificate accounts	876,673	59.6	4.71
Accrued interest	12,820	0.9	—

Total deposits	$1,469,084	100.0%	3.11%

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2007 which mature during the years ending June 30:

	2008	2009	2010	Thereafter	Total
	(In Thousands)
Certificates of deposit:
Under 4.00%	$119,814	$45,708	$7,623	$6,325	$179,470
4.00% to 5.99%	379,163	123,569	82,116	85,328	670,176
6.00% to 7.99%	12,813	5,237	5,848	3,129	27,027

Total certificates of deposit	$511,790	$174,514	$95,587	$94,782	$876,673

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2007 are summarized as follows:

(In Thousands)
3 months or less	$46,056
Over 3 months through 6 months	25,221
Over 6 months through 12 months	38,834
Over 12 months	75,546

Total	$185,657

Borrowings
Parkvale’s borrowings from the FHLB of Pittsburgh are collateralized with FHLB capital stock, deposits with the FHLB of Pittsburgh, investment securities and loans. See “Regulation — Federal Home Loan Bank System.” Borrowings are made pursuant to several different credit programs, which have varying interest rates, conversion options and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending and investment activities, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities.
The following table sets forth information concerning Parkvale’s advances from the FHLB of Pittsburgh for the years ended June 30.

	2007	2006	2005
	(Dollars in Thousands)
Average balance outstanding	$215,518	$217,084	$190,813
Maximum amount outstanding at any month-end during the period	$215,942	$226,941	$217,141
Average interest rate	5.09%	5.01%	5.13%
Balance outstanding at June 30	$211,658	$221,885	$217,141
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

PFC also had two other subsidiaries. Parkvale Statutory Trust I (“PSTI”) and Advance Statutory Trust I (“ASTI”), which were Connecticut chartered investment companies. PSTI and ASTI were formed in 2002 with aggregate borrowings of $32.2 million, which was contributed to the Bank in the form of Tier 1 capital. PSTI was dissolved in fiscal 2007 upon the repayment of all obligations on March 26, 2007.
Pennsylvania law permits a Pennsylvania-chartered, federally insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city development or investment. Because Parkvale’s subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2007, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.
Parkvale Bank’s wholly owned subsidiaries include Parkvale Investment Corporation (“PIC”), Parkvale Mortgage Corporation (“PMC”), PV Financial Service, Inc. (“PVFS”) and Renaissance Corporation (“Renaissance”). PIC was formed in fiscal 2000 as a Delaware investment corporation. PMC was acquired in 1986 and operated two offices originating residential mortgage loans for the Bank during fiscal 2006. The PMC office in Fairfax, Virginia was closed in conjunction with expiration of the lease in the first quarter of fiscal 2007. For additional information regarding PMC, see “Lending Activities”. PVFS was incorporated in 1972 and from 1997 until 2002, PVFS operated as a subprime lending subsidiary with the intent of extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. At June 30, 2007, PVFS had net assets of $2.2 million and $1.6 million of loans outstanding. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2007 is $145,000 in cash.
Competition
Parkvale faces substantial competition both in the attraction of deposits and in the making of mortgage and other loans in its primary market area. Competition for the origination of mortgage and other loans principally comes from other savings institutions, commercial banks, mortgage banking companies, credit unions and other financial service corporations located in the tri-state area. Because of the wide diversity and large number of competitors, the exact number of competitors changes frequently. Parkvale’s most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions located in southwestern Pennsylvania, northern West Virginia and eastern Ohio. In times of higher interest rates, Parkvale also encounters significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During a lower interest rate environment, Parkvale and other depository institutions experience increased competition from stocks, mutual funds, and other direct investments offering the potential for higher yields.
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
Market Area
The Pittsburgh region has been a business leader for generations. The Pittsburgh Metropolitan Statistical Area (MSA), which includes Allegheny, Armstrong, Beaver, Butler, Fayette, Washington and Westmoreland counties, is ranked 20th by population in the United States, according to the 2000 U.S. Census. The region’s economy is primarily dependent on a combination of the manufacturing trade, services, government, and transportation industries. The economy has experienced a transition away from the steel and steel-related industries to the service industries, such as transportation, health care, education and finance. In addition to containing the corporate headquarters of major industrial and financial corporations, Pittsburgh is also a major regional health and education center, and a large number of high technology firms have established operations in Pittsburgh due to the wide range of support services available. The area served by Parkvale’s Advance Financial division is demographically quite similar to the Pittsburgh region as the Steubenville, Ohio-Wheeling, West Virginia region is undergoing a transition from heavy industry to state-of-the-art manufacturing, information/service-based office operations and advanced technology/research.
Employees
As of June 30, 2007, Parkvale and its subsidiaries had 395 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union, and Parkvale believes it has satisfactory relations with its personnel.
REGULATION
General
Set forth below is a brief description of certain laws and regulations which are applicable to PFC and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
Following conversion to a Pennsylvania savings bank charter in fiscal 1993, the Bank is subject to extensive regulation by the FDIC and the Pennsylvania Department of Banking, and is no longer directly subject to regulation by the OTS. Nonetheless, several requirements, which were applicable to the Bank as a Pennsylvania chartered savings association regulated by the OTS, remain applicable to the Bank as a Pennsylvania chartered savings bank. The FDIC has adopted a regulation which provides that the same restrictions on activities, investments in subsidiaries, loans to one borrower, and affiliate transactions apply to the Bank as if the Bank had not converted to a savings bank charter. However, the capital requirements applicable to the Bank as a savings bank are the FDIC’s capital maintenance regulations rather than the comparable OTS regulations.
The Bank files reports with the Pennsylvania Department of Banking and the FDIC describing its activities and financial condition and is periodically examined to test compliance with various regulatory requirements. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or elsewhere in this document.
Insurance and Regulatory Structure. The Deposit Insurance Fund (“DIF”) is administered by the FDIC in accordance with deposit reform legislation signed into law on February 8, 2006. This legislation merged the former Bank Insurance Fund and the Savings Association Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums. Major provisions in the legislation include:
•	Maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011.

•	Providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions.

•	Providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996. The institutions qualifying for the credit may use it to offset future premiums with certain limitations.

•	Requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).
Capital Standards. The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution’s adjusted total assets, and total risk-based capital equal to at least 8.0% of risk-weighted assets. Total capital includes both Tier I and Tier II (supplementary) capital, with Tier II capital limited to no more than the amount of Tier I capital. At June 30, 2007, the Bank was in compliance with all applicable regulatory requirements, with Tier I and total capital ratios of 5.80% and 11.21%, respectively.
The federal banking agencies have adopted risk-based capital standards for insured institutions to take adequate account of interest-rate risk (“IRR”), concentration of credit risk, and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily residential loans. The FDIC, the Federal Reserve Board (“FRB”) and the Office of the Comptroller of the Currency (“OCC”), collectively, “the agencies”, jointly issued a policy statement on June 26, 1996 providing bankers guidance on sound interest rate risk management practices. This policy statement augments the action taken by the agencies in 1995 addressing risk-based capital standards for interest rate risk. The agencies elected not to pursue a standardized measure and explicit capital charge for interest rate risk. Instead, the policy statement encourages banks to use their own internal models to measure IRR but emphasizes that they must have adequate board and senior management oversight and a comprehensive process for managing IRR. Parkvale’s management does not anticipate difficulty in meeting the capital requirements in the future. However, there can be no assurance that this will be the case. Failure to maintain minimum levels of required capital will result in the submission to the applicable FDIC Regional Director for review and approval of a reasonable plan describing the means and timing by which the Bank shall achieve its minimum Tier I ratio and may result in the imposition by the Pennsylvania Department of

Banking or the FDIC of various operational restrictions, including limitations as to the rate of interest that may be paid on deposit accounts, the taking of deposits, the issuance of new accounts, the ability to originate particular types of loans, and the purchase of loans or the making of specified other investments. Alternatively, the institution may be placed into receivership or conservatorship under the FDIC, which would be charged with managing the institution until it could be sold or liquidated.
Investment in Subsidiaries. Investments in and extensions of credit to subsidiaries not engaged in activities permissible for national banks must generally be deducted from capital. However, certain exemptions generally apply where: (1) a subsidiary is engaged in activities impermissible for national banks solely as an agent for its customers and (2) the subsidiary is engaged solely in mortgage-banking activities. These provisions have not reduced or limited Parkvale’s business activity or resulted in any deductions to capital.
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
Enforcement. The FDIC’s enforcement powers extend to all “institution-affiliated” parties, including shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action having or likely to have an adverse effect on an insured institution. Civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties up to $5,000 per day for violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if there is more than a minimal loss to an institution or an action that results in a substantial pecuniary gain or other benefit.

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
USA Patriot Act
The USA Patriot Act imposes additional obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement policies, procedures and controls that are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Banks must have procedures in place to adequately identify new and existing customers and are required to maintain this information for a set period of time. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.
Sarbanes-Oxley Act of 2002
The corporate-governance and accounting-oversight bill, also known as the Sarbanes-Oxley Act of 2002 (“the Act”), became law in July 2002. The bill created the Public Company Accounting Oversight Board, an independent auditing-oversight board under the Securities and Exchange Commission (“SEC”), by which the Bank’s holding company, Parkvale Financial Corporation, is regulated. The bill also increases penalties for corporate wrongdoers, requires faster and more extensive financial disclosure, and creates avenues of recourse for aggrieved shareholders. The Act contains separate provisions that require signed certifications to be made by the chief executive officer and the chief financial officer of all public companies. The Act provides criminal penalties of up to $1.0 million and imprisonment of up to 10 years for an officer that provides a certification knowing it to be untrue.
The Act also addresses functions and responsibilities of audit committees of public companies. These requirements are as follows:
Responsibilities. Each audit committee is directly responsible for the appointment, compensation and oversight of the work of the Company’s outside auditors, and the auditors must report directly to the audit committee;
Independence. Each audit committee member must be independent, which under the Act means that he or she cannot (other than in his or her capacity as a member of the audit committee, the board or any other board committee) accept any consulting, advisory or other compensatory fees from the Company or be affiliated with the Company or any of its subsidiaries;
Whistleblower Procedures. Each audit committee must establish procedures to receive and respond to any complaints and concerns regarding the Company’s accounting, accounting controls or auditing matters. These procedures would include enabling the Company’s employees to transmit concerns regarding questionable accounting or auditing matters by confidential, anonymous submission;

Engagement of Advisors. In recognition of the audit committee’s independent status, each audit committee is authorized to engage independent counsel and other advisors; and
Payment of Expenses. The Company must provide the appropriate funding, as determined by the audit committee, for payment of compensation to the auditors and advisors of the audit committee. In 2002, the SEC published accelerated filing deadlines for Form 10-K and Form 10-Q. On September 21, 2005, the SEC made permanent the deadlines for accelerated filers. The guidelines as they are expected to affect Parkvale are as follows:
For Form 10-K, fiscal 2007 and thereafter filing deadline is 75 days or September 13, 2007.
For Form 10-Q, quarterly reports filing deadline during fiscal 2008 is 40 days, i.e. November 9, 2007 for the first quarter of fiscal 2008.
Federal Home Loan Bank System
The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to hold a minimum amount of FHLB capital stock equal to the greater of 1% of its aggregating unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of the year or 5% of its outstanding advances from the FHLB. The FHLB board of directors sets these percentages and they are subject to change from time to time with the board’s approval. Parkvale had a $15.6 million investment in stock of the FHLB of Pittsburgh at June 30, 2007 to comply with this requirement.
Advances from the FHLB of Pittsburgh are secured by a member’s shares of stock in the FHLB of Pittsburgh, certain types of mortgages and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2007, the Bank had $211.7 million of outstanding advances from the FHLB of Pittsburgh.
Interstate Acquisitions
The Commonwealth of Pennsylvania has enacted legislation that permits interstate acquisitions and branching, subject to specific restrictions, for savings banks located in Delaware, Kentucky, the District of Columbia, Maryland, New Jersey, Ohio, Virginia and West Virginia (“the Region”) if the state offers reciprocal rights to savings institutions located in Pennsylvania.
Of the states in the Region, Delaware, Kentucky, Maryland, New Jersey, Ohio and West Virginia currently have laws that permit savings banks located in Pennsylvania to branch into such states and/or acquire savings banks located in such states.
Federal Reserve System
Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts (primarily checking accounts) and certain nonpersonal time deposits. Money market deposit accounts are subject to the reserve requirement applicable to nonpersonal time deposits when held by a person other than a natural person. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. Parkvale satisfies its reserve requirement with vault cash.
Pennsylvania Savings Bank Law
The Bank is incorporated under the Pennsylvania Banking Code of 1965, as amended (“Banking Code”), which contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.
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
The Department generally examines each savings bank at least once every two years. The Banking Code permits the Department to accept the examinations and reports of the FDIC in lieu of the Department’s examination. The present practice is for the Department and the FDIC to conduct examinations annually on an alternating basis. The Department may order any bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, officer, attorney or employee of a bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.
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
PFC’s income tax returns for calendar 2003, 2004, 2005 and 2006 have been filed with the IRS and are open to examination. However, PFC has not yet been advised by the IRS if an examination will be performed. All income tax returns for calendar 2002 and prior years have been either accepted as filed or settled with the IRS, with such settlements not resulting in a significant charge to income.
State Taxation
For state tax purposes, Parkvale reports its income and expenses on the accrual basis of accounting and files its tax returns on a calendar year basis. The Bank is subject to Ohio Franchise taxes, West

Virginia Income Taxes and the Pennsylvania Mutual Thrift Institutions Tax (“MTIT”). The Ohio Franchise tax is based on assets as of January 1 of each year and is not considered an income tax. The MTIT is imposed at the rate of 11.5% on net income computed substantially in accordance with generally accepted accounting principles (“GAAP”). Under the Mutual Thrift Institution Act, Parkvale is not subject to any state or local taxes except for the Ohio, West Virginia and MTIT taxes described above and taxes imposed upon real estate and the transfer thereof.
See Note H of Notes to Consolidated Financial Statements for additional information regarding federal and state taxation.
Item 1A. Risk Factors
Investments in Parkvale’s common stock involve risk. The following discussion highlights risks management believes are material for our company, but does not necessarily include all risks that Parkvale may face.
The market price of Parkvale common stock may fluctuate significantly in response to a number of factors, including:
•	changes in securities analysts’ estimates of financial performance

•	volatility of stock market prices and volumes

•	changes in market valuations of similar companies

•	changes in interest rates since net interest income comprises the majority of our revenue and is significantly influenced by changes in interest rates

•	new products or services offered in the banking and/or financial services industries

•	variations in quarterly or annual operating results

•	litigation

•	regulatory actions including new laws and regulations and continued compliance with existing laws and regulation

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies
If Parkvale does not adjust to changes in the financial services industry, its financial performance may suffer.
Parkvale’s ability to maintain its history of favorable financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include security dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.
Future governmental regulation and legislation could limit our growth.
Parkvale is subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations. Changes to these laws could affect the ability to deliver or expand services and diminish the value of our business. See “Regulation” for additional information.
Interest rate volatility could harm results of operations.
Parkvale’s results of operations depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings.

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
Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Parkvale presently conducts its business from its main office building and 46 branch offices located in the tri-state area. Parkvale owns the building and land for 24 of its offices and leases its remaining 23 offices. Such leases expire through 2041. PMC leases one facility in Ohio for a loan origination center. At June 30, 2007, Parkvale’s land, building and equipment had a net book value of $17.4 million.
Item 3. Legal Proceedings.
PFC and its subsidiaries, in the normal course of business, is subject to a number of asserted and unasserted potential legal claims. In the opinion of management, there is no present basis to conclude that the resolution of these claims will have a material adverse impact on the consolidated financial condition or results of operations of PFC or its subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	The information required herein is incorporated by reference on pages 23 and 51 of PFC’s 2007 Annual Report. No equity securities were sold by PFC during the past three years that were not registered under the Securities Act of 1933. For information regarding equity compensation shares, see Item 12 of this Form 10-K.

(b)	Not Applicable

(c)	During the year ended June 30, 2007, Parkvale purchased 99,988 shares at an average price per share of $29.57.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any “affiliated purchaser,” as defined in section 240.10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Numbers of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs (1)
April 1-30, 2007	29,600	29.11	29,600	209,900
May 1-31, 2007	13,088	29.81	13,088	196,812
June 1-30, 2007	13,400	29.84	13,400	183,412

(1)	The repurchase program approved on June 21, 2006 expired on June 30, 2007.
Performance Graphs
     The following graphs compare the yearly cumulative total return of the Common Stock over three, five, seven and ten-year measurement periods with (i) the yearly cumulative total return on the stocks included in the Nasdaq Market Index and (ii) the yearly cumulative total return on the stocks included in the Nasdaq Financial Stock Market Index as prepared by the Center for Research in Security Prices (CRSP) at the University of Chicago. The S&P 500 total return data is provided by FactSet. All of the cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The starting point for all graphs assumes the investment of $100 at the beginning of the period.

	3 Year Total Return Table
	Parkvale	NASDAQ	NASDAQ Financial	S&P 500
6/30/2004	100.00	100.00	100.00	100.00
6/30/2005	106.92	101.08	110.84	106.32
6/30/2006	117.67	107.48	122.03	115.50
6/30/2007	122.76	128.12	132.32	139.28

	5 Year Total Return Table
	Parkvale	NASDAQ	NASDAQ Financial	S&P 500
6/30/2002	100.00	100.00	100.00	100.00
6/30/2003	87.89	111.02	105.09	100.25
6/30/2004	97.42	139.94	129.13	119.41
6/30/2005	104.16	141.46	143.13	126.96
6/30/2006	114.64	150.42	157.58	137.92
6/30/2007	119.60	179.30	170.86	166.31

	7 Year Total Return Table
	Parkvale	NASDAQ	NASDAQ Financial	S&P 500
6/30/2000	100.00	100.00	100.00	100.00
6/30/2001	144.01	54.30	134.98	85.17
6/30/2002	177.09	36.99	150.99	69.85
6/30/2003	155.63	41.06	158.68	70.02
6/30/2004	172.52	51.76	194.97	83.41
6/30/2005	184.46	52.32	216.10	88.68
6/30/2006	203.00	55.63	237.93	96.33
6/30/2007	211.79	66.32	257.97	116.17

	10 Year Total Return Table
	Parkvale	NASDAQ	NASDAQ Financial	S&P 500
6/30/1997	100.00	100.00	100.00	100.00
6/30/1998	148.60	131.66	130.10	130.16
6/30/1999	128.74	189.07	134.08	159.78
6/30/2000	106.59	279.50	105.62	171.36
6/30/2001	153.50	151.76	142.57	145.95
6/30/2002	188.76	103.38	159.47	119.70
6/30/2003	165.90	114.77	167.60	120.00
6/30/2004	183.90	144.67	205.93	142.93
6/30/2005	196.62	146.24	228.25	151.97
6/30/2006	216.39	155.50	251.30	165.08
6/30/2007	225.76	185.35	272.48	199.07

Item 6. Selected Financial Data.
The information required herein is incorporated by reference from page 1 of PFC’s 2007 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required herein is incorporated by reference from pages 4 to 14 of PFC’s 2007 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required herein is incorporated by reference from pages 4 to 14 of PFC’s 2007 Annual Report.
Item 8. Financial Statements and Supplementary Data.
The information required herein is incorporated by reference from pages 16 to 36 of PFC’s 2007 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.
Management’s internal control report on page 38 of PFC’s 2007 Annual Report is incorporated by reference.
Item 9B. Other Information
Not applicable
PART III.
Item 10. Directors and Executive Officers of the Registrant.
The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 7 to 10 of the definitive proxy statement of the Corporation for the 2007 Annual Meeting of Stockholders, which will be filed on or before September 13, 2007 (the “definitive proxy statement”).
As required by the Sarbanes-Oxley Act of 2002, Parkvale has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer and chief financial officer) and employees and a Senior Financial Officer Code of Ethics that applies to its chief executive officer and chief financial officer. The codes of ethics may be found on our website at www.parkvale.com.
Item 11. Executive Compensation.
The information required herein is incorporated by reference from pages 14 to 28 of the definitive proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required herein is incorporated by reference from pages 3 to 6 of the definitive proxy statement.
The following table provides Equity Compensation Plan information as of June 30, 2007 with respect to shares of Parkvale Common Stock that may be issued under our existing equity compensation plans, which consists of the 1993 Directors’ Stock Option Plan, the 1993 Key Employee Stock Compensation Program and the 2004 Stock Incentive Plan.

Number of securities
remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities
	warrants and rights(a)	and rights(b)	reflected in column(a)(c))
Equity compensation plans approved by security holders	272,099	$23.03	235,000
Equity compensation plans not approved by security holders	—	—	—

Total	272,099	$23.03	235,000

Item 13. Certain Relationships and Related Transactions.
The information required herein is incorporated by reference from pages 17 to 21 of the definitive proxy statement.
Item 14. Principal Accountant Fees and Services
The information required herein is incorporated by reference from pages 31 and 32 of the definitive proxy statement.
Part IV.
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of this Report
The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Page
Consolidated Statements of Financial Condition at June 30, 2007 and 2006	15

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2007	16

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2007	17

Page
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended June 30, 2007	18

Notes to Consolidated Financial Statements	19 to 36

Reports of Independent Registered Public Accounting Firm	37, 39

Management’s Report on Internal Control over Financial Reporting	38
(b) The following exhibits are filed as part of this Form 10-K and this list includes Exhibit Index.

No.	Exhibits	Page
3.1	Articles of Incorporation	A

3.2	Bylaws	G

4	Common Stock Certificate	A

10.1	1993 Key Employee Stock Compensation Program	B

10.2	1993 Directors’ Stock Option Plan	G

10.3	2004 Stock Incentive Plan	H

10.4	Consulting Agreement with Robert D. Pfischner	C

10.5	Amended and Restated Employment Agreement with Robert J. McCarthy, Jr.	E

10.6	Amended and Restated Change in Control Severance Agreement with Timothy G. Rubritz	E

10.7	Amended and Restated Change in Control Severance Agreement with Gail B. Anwyll	E

10.8	Change in Control Severance Agreement with Thomas R. Ondek	F

10.9	Executive Deferred Compensation Plan	G

10.10	Supplemental Executive Benefit Plan	D

13	Excerpts of the 2007 Annual Report to Shareholders filed herewith. Such Annual Report, except those portions thereof that are expressly incorporated by reference herein, is furnished for information of the Securities and Exchange Commission (“the SEC”) only and is not deemed to be “filed” as part of this Form 10-K.

22	Subsidiaries of Registrant
Reference is made to Item 1. Business — Subsidiaries for the required information

23	Consent of Independent Registered Public Accounting Firm

No.	Exhibits	Page
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A	Incorporated by reference to the Registrant’s Form 8-B filed with the SEC on January 5, 1989.

B	Incorporated by reference, as amended, to Form S-8 at File No. 33-98812 filed by the Registrant with the SEC on November 1, 1995.

C	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 28, 1994.

D	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 21, 1995.

E	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on December 21, 2005.

F	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on December 28, 2006.

G	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 24, 1998.

H	Incorporated by reference to the Definitive Proxy Statement filed by the Registrant with the SEC on September 17, 2004.
(c)	There are no other financial statements and financial statement schedules, which were excluded from the Annual Report to Shareholders, which are required to be included herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVALE FINANCIAL CORPORATION
Date: September 6, 2007	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr.	September 6, 2007
Robert J. McCarthy, Jr.,	Date
Director, President and
Chief Executive Officer

/s/ Timothy G. Rubritz	September 6, 2007
Timothy G. Rubritz,	Date
Vice President — Treasurer
(Chief Financial & Accounting Officer)

/s/ Robert D. Pfischner	September 6, 2007
Robert D. Pfischner, Chairman of the Board	Date

/s/ Fred P. Burger, Jr.	September 6, 2007
Fred P. Burger, Jr., Director	Date

/s/ Andrea F. Fitting	September 6, 2007
Andrea F. Fitting, Director	Date

/s/ Stephen M. Gagliardi	September 6, 2007
Stephen M. Gagliardi, Director	Date

/s/ Patrick J. Minnock	September 6, 2007
Patrick J. Minnock, Director	Date

/s/ Harry D. Reagan	September 6, 2007
Harry D. Reagan, Director	Date