Form 10-Q
period 2007-09-30
PARKVALE FINANCIAL CORP
filed 2007-10-31
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on October 24, 2007 was $28.51 per share.
Number of shares of Common Stock outstanding as of October 24, 2007 was 5,517,129.

PARKVALE FINANCIAL CORPORATION
INDEX

Page

Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of September 30, 2007 and June 30, 2007	3

Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006	4

Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006	5-6

Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2007	6

Notes to Unaudited Interim Consolidated Financial Statements	7-11

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.
Controls and Procedures	18

Part II — Other Information	19-20

Signatures	20

Exhibits	21-23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	September 30,	June 30,
	2007	2007
ASSETS
Cash and noninterest-earning deposits	$28,376	$31,248
Federal funds sold	119,000	114,000

Cash and cash equivalents	147,376	145,248
Interest-earning deposits in other banks	5,689	4,803
Investment securities available for sale (cost of $33,800 at September 30 and $30,303 at June 30)	33,517	30,580
Investment securities held to maturity (fair value of $347,453 at September 30 and $347,022 at June 30)	348,443	349,363
Loans, net of allowance of $14,819 at September 30 and $14,189 at June 30	1,221,914	1,234,397
Foreclosed real estate, net	1,675	1,857
Office properties and equipment, net	18,061	17,387
Goodwill	25,634	25,634
Intangible assets	5,377	5,604
Prepaid expenses and other assets	39,070	29,358

Total assets	$1,846,756	$1,844,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,474,628	$1,469,084
Advances from Federal Home Loan Bank	211,601	211,658
Trust preferred securities	7,200	7,200
Other debt	14,770	13,106
Advance payments from borrowers for taxes and insurance	4,334	7,665
Other liabilities	4,950	5,848

Total liabilities	1,717,483	1,714,561

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 0 shares issued)	—	—
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid in capital	3,718	3,717
Treasury stock at cost (1,208,065 shares at September 30 and 1,122,546 at June 30)	(25,168)	(22,695)
Accumulated other comprehensive income	(180)	176
Retained earnings	144,168	141,737

Total shareholders’ equity	129,273	129,670

Total liabilities and shareholders’ equity	$1,846,756	$1,844,231

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended
	September 30,
	2007	2006
Interest Income:
Loans	$18,398	$17,676
Investments	4,980	4,694
Federal funds sold	1,436	1,559

Total interest income	24,814	23,929

Interest Expense:
Deposits	11,961	10,675
Borrowings	2,780	2,910
Trust preferred securities	164	753

Total interest expense	14,905	14,338

Net interest income	9,909	9,591
Provision for loan losses	703	204

Net interest income after provision for loan losses	9,206	9,387

Noninterest Income:
Service charges on deposit accounts	1,777	1,815
Other service charges and fees	287	330
Gain (loss) on sale of assets	—	(9)
Other	683	492

Total noninterest income	2,747	2,628

Noninterest Expense:
Compensation and employee benefits	4,135	3,763
Office occupancy	1,128	1,185
Marketing	173	122
Office supplies, telephone and postage	457	479
Other	1,317	1,298

Total noninterest expense	7,210	6,847

Income before income taxes	4,743	5,168
Income tax expense	1,094	1,687

Net income	$3,649	$3,481

Net income per share:
Basic	$0.65	$0.61
Diluted	$0.65	$0.61

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Interest received	$25,118	$24,702
Loan fees received (paid)	31	(62)
Other fees and commissions received	2,500	2,512
Interest paid	(14,986)	(14,435)
Cash paid to suppliers and others	(5,701)	(6,350)
Income taxes paid	(2,543)	(2,091)

Net cash provided by operating activities	4,419	4,276

Cash flows from investing activities:
Proceeds from maturities of investment securities	27,818	30,307
Purchase of investment securities available for sale	(1,028)	—
Purchase of investment securities held to maturity	(39,360)	(20,501)
Net change of deposits in other banks	(886)	302
Purchase of loans	(14,236)	(33,858)
Proceeds from sales of loans	152	153
Principal collected on loans	87,370	80,881
Loans made to customers, net of loans in process	(61,313)	(45,071)
Other	(1,011)	(177)

Net cash (used in) provided by investing activities	(2,494)	12,036

Cash flows from financing activities:
Net (decrease) increase in checking and savings accounts	(9,913)	48,269
Net increase in certificates of deposit	15,498	19,890
Repayment of FHLB advances	(6)	(5,006)
Net increase in other borrowings	1,664	2,885
Decrease in borrowers’ advances for taxes and insurance	(3,331)	(3,319)
Cash dividends paid	(1,236)	(1,136)
Proceeds from exercise of stock options	21	93
Payment for treasury stock	(2,494)	—

Net cash provided by financing activities	203	61,676

Net increase in cash and cash equivalents	2,128	77,988

Cash and cash equivalents at beginning of period	145,248	129,676

Cash and cash equivalents at end of period	$147,376	$207,664

	Three months ended September 30,
	2007	2006
Reconciliation of net income to net cash provided by operating activities:
Net income	$3,649	$3,481

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	564	638
Accretion and amortization of loan fees and discounts	96	91
Loan fees collected and deferred (premiums paid)	(134)	(100)
Provision for loan losses	703	204
(Gain) loss on sale of assets	—	9
Decrease in accrued interest receivable	252	632
Decrease (increase) in other assets	81	(281)
(Decrease) in accrued interest payable	(37)	(58)
(Decrease) in other liabilities	(755)	(340)

Total adjustments	770	795

Net cash provided by operating activities	$4,419	$4,276

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $447,000 for the three months ended September 30, 2007 and $1.2 million for the three months ended September 30, 2006.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Capital	Stock	Income	Earnings	Equity
Balance, June 30, 2007	$6,735	$3,717	($22,695)	$176	$141,737	$129,670
Net income, three months ended September 30, 2007					3,649	3,649
Accumulated other comprehensive income:
Change in unrealized gain on securities, net of deferred tax benefit of $(249)				(356)		(356)

Comprehensive income						3,293
Treasury stock purchased			(2,494)			(2,494)
Dividends declared on common stock at $0.22 per share					(1,218)	(1,218)
Exercise of stock options		1	21			22

Balance, September 30, 2007	$6,735	$3,718	($25,168)	($180)	$144,168	$129,273

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
Statements of Operations
The statements of operations for the three months ended September 30, 2007 and 2006 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for fiscal 2008. The Annual Report on Form 10-K for the year ended June 30, 2007 contains additional information and should be read in conjunction with this report.
Loans

	September 30, 2007	June 30, 2007
Loans are summarized as follows:
Mortgage loans:
Residential:
1-4 Family	$848,591	$859,972
Multifamily	32,722	32,474
Commercial	114,110	112,287
Other	18,637	18,321

	1,014,060	1,023,054
Consumer loans	173,934	173,506
Commercial business loans	41,427	45,184
Loans on savings accounts	5,632	5,162

	1,235,053	1,246,906
Less: Loans in process	83	98
Allowance for loan losses	14,819	14,189
Unamortized premiums and deferred loan fees	(1,763)	(1,778)

Loans, net	$1,221,914	$1,234,397

Included in the $173,934 of consumer loans are $482 of student loans that are classified as held-for-sale. At September 30, 2007, the market value of these loans approximated $482.
The following summarizes the activity in the allowance for loan losses for the three-month period ended September 30:

	2007	2006
Beginning balance	$14,189	$14,907
Provision for losses — mortgage loans	603	62
Provision for losses — consumer loans	50	142
Provision for losses — commercial loans	50	—
Loans recovered	16	9
Loans charged off	(89)	(163)

Ending balance	$14,819	$14,957

Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the three months ended September 30, 2007 and 2006, total comprehensive net income amounted to $3,293 and $3,557, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Earnings Per Share (“EPS”)
The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

	2007	2006
Numerator for basic and diluted earnings per share:
Net Income	$3,649	$3,481
Denominator:
Weighted average shares for basic earnings per share	5,573,343	5,676,240
Effect of dilutive stock options	48,518	70,223

Weighted average shares for dilutive earnings per share	5,621,861	5,746,463

Net income per share:
Basic	$0.65	$0.61
Diluted	$0.65	$0.61
Dividends per share	$0.22	$0.20
Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addressed the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise’s equity instruments that may be settled by the issuance of such equity instruments. Under FAS 123R, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. This statement requires the use of fair value recognition principles. At September 30, 2007, Parkvale does not have any unvested stock options outstanding.
Investments
U.S. Government and Agency Obligations. The unrealized losses on Parkvale’s investments in U.S. Government and Agency obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Because Parkvale has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Parkvale does not consider such investments to be other-than-temporarily impaired at September 30, 2007.
Corporate Debt. Parkvale’s unrealized losses over one year on investments in corporate bonds and municipal securities relate to one $2 million corporate bond and one $2 million municipal bond. The unrealized losses were due to interest rate increases and higher spreads at September 30, 2007 compared to the purchase dates. Contractual term of the investments does not permit debtors to settle the security at a price less than the face value of the investments. The investment rating of the investments is considered investment grade at Aa2 and AAA, respectively. Parkvale currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the debentures would not be settled at a price less than the face value of the investments. Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, it does not consider the debentures to be other-than-temporarily impaired at September 30, 2007.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Marketable Equity Securities. Parkvale’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Parkvale’s unrealized loss relates to a mutual fund, Franklin Adjustable U.S. Government, representing $4,739 of fair value and $261 of unrealized loss. Parkvale evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and Parkvale’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider this investment to be other-than-temporarily impaired at September 30, 2007.
Income Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)-an interpretation of FASB Statement No. 109. This pronouncement, which was adopted by Parkvale on July 1, 2007, clarifies accounting for income tax positions that are either: (1) complex, and therefore, subject to varied interpretation, or (2) controversial. This pronouncement did not have a material impact on the Company’s statement of financial condition in the first quarter of fiscal 2008.
The Company is no longer subject to examination by various U.S. taxing authorities for years before 2004. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
New Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FAS No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The provisions of this statement were effective for all financial instruments acquired or issued as of July 1, 2007. The adoption of this standard has not impacted the Company’s results of operations or financial position.
In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; states that a separately recognized servicing asset or servicing liability should be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 were effective for Parkvale on July 1, 2007. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. This Statement is effective for Parkvale on July 1, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS No. 87, 88, 106 and 132R. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with public traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard did not have an effect on the Company’s results of operations or financial position.
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. Parkvale has made a decision not to early adopt this statement and is evaluating the effects of this statement on its financial statements for fiscal 2009.
Emerging Issues Task Force (“EITF”) Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability. The consensus in EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. Parkvale is evaluating the effects of this EITF on its financial statements.
EITF Issue 06-5 “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4,” provides guidance which requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy. The consensus in EITF Issue 06-5 is effective for Parkvale’s fiscal year beginning July 1, 2007. The adoption of this EITF has not had a material effect on the Company’s results of operations or financial position.
In EITF Issue 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” the Task Force reached a consensus on Issue 06-4 that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with FAS Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. This EITF is not expected to affect Parkvale on July 1, 2008 as such life insurance arrangements do not exist at this time.
EITF Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS Statement 123(R) and result in an income tax deduction for the employer. Parkvale is evaluating the effects of this EITF on its financial statements, which is effective for Parkvale on July 1, 2008.

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

The Corporation’s critical accounting policies and judgments disclosures are contained in the Corporation’s June 30, 2007 Annual Report printed in September 2007. Management believes that there have been no material changes since June 30, 2007. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.
(Dollar amounts in thousands, except per share data)
Balance Sheet Data:

	September 30,
	2007	2006
Total assets	$1,846,756	$1,923,586
Loans, net	1,221,914	1,214,310
Interest-earning deposits and federal funds sold	124,689	188,004
Total investments	381,960	415,464
Deposits	1,474,628	1,519,881
FHLB advances	211,601	216,827
Shareholders’ equity	129,273	125,218
Book value per share	$23.39	$22.05
Statistical Profile:

	Three Months Ended
	September 30, (1)
	2007	2006

Average yield earned on all interest-earning assets	5.77%	5.46%
Average rate paid on all interest-bearing liabilities	3.54%	3.34%
Average interest rate spread	2.23%	2.12%
Net yield on average interest-earning assets	2.30%	2.19%
Other expenses to average assets	1.58%	1.48%
Taxes to pre-tax income	23.07%	32.64%
Return on average assets	0.80%	0.75%
Return on average equity	11.27%	11.17%
Average equity to average total assets	7.08%	6.72%

	At September 30,
	2007	2006

One year gap to total assets	11.06%	-2.33%
Intangibles to total equity	23.99%	25.50%
Ratio of nonperforming assets to total assets	0.47%	0.36%
Number of full-service offices	47	47

(1)	The applicable income and expense figures have been annualized in calculating the percentages.

Nonperforming Loans and Foreclosed Real Estate:
Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following at:

(Dollar amounts in 000’s)	9/30/07	6/30/07	9/30/06
Delinquent single-family mortgage loans	$3,754	$2,746	$2,769
Delinquent other loans	2,243	1,402	2,499

Total nonperforming loans	5,997	4,148	5,268
Total impaired loans	1,063	191	19
Real estate owned, net	1,675	1,857	1,707

Total	$8,735	$6,196	$6,994

Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned represented 0.47%, 0.34% and 0.36% of total assets at the respective balance sheet dates shown above. Single-family mortgage loans delinquent 90 days or more at September 30, 2007 consisted of 38 single-family owner occupied homes. As of September 30, 2007, $1.7 million or 46.3% of the nonaccrual mortgage loans totaling $3.8 million were purchased from others. The $1.7 million of delinquent loans purchased from others are comprised of five loans which management believes are well collateralized. Delinquent other loans include one multi-family apartment building loan with a balance of $684,000 that is 90 days past due, with collection efforts in process that may result in foreclosure; management believes the facility is well collateralized.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $248,000 at September 30, 2007 and $193,000 at June 30, 2007. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans, consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $1.1 million and $191,000 of loans classified as impaired at September 30, 2007 and at June 30, 2007. The average recorded balance of impaired loans was $677,000 at September 30, 2007. The collateral for a $747,000 commercial real estate loan is considered impaired as the primary business operating from this location has closed. Interest income of $44,000 on the impaired loans was not recognized during the September 30, 2007 quarter. Impaired assets include $1.7 million of foreclosed real estate as of September 30, 2007. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. The net book value of foreclosed real estate normally consists of 1-4 family single-family dwellings. In addition, five foreclosed commercial real estate properties at September 30, 2007 are valued at $436,000.
In addition, loans totaling $4.1 million were classified as special mention and $2.4 million were classified as substandard for regulatory purposes at September 30, 2007. The special mention loans include $1.6 million of commercial loans and $2.5 million of commercial real estate loans. The substandard loans include a $1.4 million commercial mortgage loan as well as several lesser commercial, commercial real estate and consumer loans. These loans, while current or less than 90 days past due, have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans. Commercial real estate loans of $3.1 million to one borrower are classified due to the extended unit absorption rate on a multi-phase residential development that has experienced slow sales to date.
Allowance for Loan Losses:
The allowance for loan losses was $14.8 million at September 30, 2007, $14.2 million at June 30, 2007 and $15.0 million at September 30, 2006 or 1.20%, 1.14% and 1.22% of gross loans at September 30, 2007, June 30, 2007 and September 30, 2006. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors. The loan portfolio includes $240.9 million of initial interest only mortgage loans at September 30, 2007, which are considered well collateralized.
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
Liquidity and Capital Resources:
Federal funds sold increased $5.0 million or 4.4% from June 30, 2007 to September 30, 2007. Investment securities held to maturity decreased $920,000 or 0.3% and loans decreased $12.5 million or 1.0% from June 30, 2007 to September 30, 2007 as funds from the maturing investments were partially deployed into federal funds sold. Deposits increased $5.5 million or 0.4% from June 30, 2007 to September 30, 2007. Escrow for taxes and insurance decreased $3.3 million or 43.5% as a result of the remittance of property taxes to the various taxing districts. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $864.0 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.
The Board of Directors approved a plan on October 18, 2007 to repay $7.2 million of 8.45% (8.88% including deferred debt issuance costs) trust-preferred securities on December 26, 2007. The early extinguishment of $7.2 million of trust-preferred securities will result in a pre-tax charge of $62,000 ($40,000 after taxes) or $0.01 per diluted share. In future quarters, the redemption of this higher cost debt is expected to improve earnings by $0.01 per share per quarter.
Shareholders’ equity was $129.3 million or 7.0% of total assets at September 30, 2007. A stock repurchase program, approved in June 2007, permits the purchase of 5.0% of outstanding stock or 281,000 shares during fiscal 2008 at prevailing prices in open-market transactions. Through September 30, 2007, 86,519 shares have been acquired under this program at an average cost of $28.83 per share. Banks are required to maintain Tier I (Core) capital equal to at least 4% of the institution’s adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2007, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 5.73% and 10.92%, respectively.
The regulatory capital ratios for Parkvale Bank at September 30, 2007 are calculated as follows:

	Tier 1	Tier 1	Tier 2
	Core	Risk-Based	Risk-Based
(in 000’s)	Capital	Capital	Capital

Equity capital (1)	$133,854	$133,854	$133,854
Less non-allowable intangible assets	(31,011)	(31,011)	(31,011)
Less unrealized securities gains	(2)	(2)	(2)
Plus permitted valuation allowances (2)	—	—	13,308
Plus allowable unrealized holding gains (3)	—	—	1

Total regulatory capital	102,841	102,841	116,150
Minimum required capital	71,800	42,547	85,094

Excess regulatory capital	$31,041	$60,294	$31,056

Adjusted total assets	$1,795,003	$1,063,678	$1,063,678

Regulatory capital as a percentage	5.73%	9.67%	10.92%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	1.73%	5.67%	2.92%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2007.

(2)	Limited to 1.25% of risk adjusted total assets.

(3)	Limited to 45% of pretax net unrealized holding gains.
Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale’s liquidity, capital resources or operations.
Results of Operations — Comparison of Three Months Ended September 30, 2007 and 2006:
For the three months ended September 30, 2007, we reported net income of $3.6 million or $0.65 per diluted share, up 7.1% compared to net income of $3.5 million or $0.61 per diluted share for the quarter ended September 30, 2006. The $168,000 increase in net income for the September 2007 quarter reflects an increase in net interest income of $318,000, a lower provision for income taxes of $593,000 and higher noninterest income of $119,000, offset by increases in the provision for loan losses of $499,000 and noninterest expense of $363,000. Net interest income increased to $9.9 million from $9.6 million for the prior period, as the average yield on interest-earning assets increased by more than the average rate on interest-bearing liabilities. The lower provision for income taxes was primarily due to the recovery of certain tax reserves. The higher loan loss provision relates to a higher level of classified assets, as non-performing assets increased by $2.5 million or 41.0% from June 30, 2007 to September 30, 2007. Noninterest expense increases were primarily due to increased staffing, compensation and employee benefits. Return on average equity was 11.27% for the September 2007 quarter, up from 11.17% for the September 2006 quarter.

Interest Income:
Parkvale had interest income of $24.8 million during the three months ended September 30, 2007 versus $23.9 million during the comparable period in 2006. The $885,000 increase is the result of a 31 basis point increase in the average yield from 5.46% in 2006 to 5.77% in 2007, mitigated by a $32.9 million or 1.9% decrease in the average balance of interest-earning assets due to a decrease in average investments. Interest income from loans increased $722,000 or 4.1% due to a 17 basis point increase in the average yield from 5.84% in 2006 to 6.01% in 2007 and an increase in the average outstanding loan balance of $14.7 million or 1.2%. Investment interest income increased by $286,000 or 6.1% due to an increase of 77 basis points in the average yield from 4.40% in 2006 to 5.17% in 2007, offset by a $40.8 million or 9.6% decrease in average investments. Interest income earned on federal funds sold decreased $123,000 or 7.9% from the 2006 quarter due to a 12 basis point decrease in the average yield from 5.36% in 2006 to 5.24% in 2007 a decrease in the average balance of $6.7 million or 5.8%. The weighted average yield on all interest-earning assets was 5.73% at September 30, 2007 and 5.45% at September 30, 2006.
Interest Expense:
Interest expense increased $567,000 or 4.0% from the 2006 quarter to the 2007 quarter. The increase was due to a 20 basis point increase in the average rate paid on deposits and borrowings from 3.34% in 2006 to 3.54% and mitigated by a $31.3 million decrease in average deposits and borrowings in 2007. The higher deposit costs primarily relate to competitive factors that experienced a 5% or higher available rate on certificates of deposit with a variety of maturities. The overall decrease in liabilities includes the effects of the prepayment of $25.0 million of trust- preferred securities in March 2007. At September 30, 2007, the weighted average rate payable on liabilities was 3.30% for deposits, 4.82% for borrowings, 8.88% for trust-preferred securities and 3.53% for combined deposits and borrowings.
Net Interest Income:
Net interest income was $9.9 million for the quarter ended September 30, 2007 compared to $9.6 million for the quarter ended September 30, 2006. The $318,000 improvement is attributable to the increased yield on earning assets of 31 basis points exceeding the cost of funds increase of 20 basis points. The increased yield on earning assets is primarily attributable to the higher yields on investments, and the increased cost of funds relates to the higher rates that were necessary to retain deposit accounts due to competitive factors.
Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended September 2007 increased by $499,000 or 245% from the 2006 quarter, as total nonperforming and impaired loans increased by $2.7 million or 41.0% from June 30, 2007 to September 30, 2007. Aggregate valuation allowances were 1.20% and 1.14% of gross loans at September 30, 2007 and June 30, 2007, respectively.
Nonperforming loans, impaired loans and real estate owned aggregated $8.7 million, $6.2 million and $7.0 million at September 30, 2007, June 30, 2007 and September 30, 2006, representing 0.47%, 0.34% and 0.36% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2007 were $14.8 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.

Noninterest Income:
Total noninterest income increased by $119,000 or 4.5% in 2007 primarily due to a $191,000 or 38.8% increase in other income and mitigated by a $38,000 or 2.1% decrease in 2007 for service charges on deposit accounts and by a $43,000 or 13.0% decrease from loan fees and service charges for all types of products and services. Deposit account revenue decreases were due to lower NSF and overdraft fees, mitigated by increases in interchange processing income from debit card usage. Other income increased primarily due to an increase of $123,000 from bank owned life insurance and due to an increase in annuity fee and commission income of $92,000. Annuity fee and commission income was $321,000 in the 2007 quarter compared to $229,000 in the 2006 quarter.
Noninterest Expense:
Total noninterest expense increased by $363,000 or 5.3% for the three months ended September 30, 2007 compared to the September 2006 quarter. This increase is due principally to increases of $372,000 or 9.9% in staffing, compensation and employee benefits and of $51,000 or 41.8% in marketing, offset by decreases in office occupancy of $57,000 or 4.8% and in office supplies, telephone, and postage of $22,000 or 4.6%. Annualized noninterest expense as a percentage of average assets was 1.58% for the quarter ended September 30, 2007 and 1.48% for the quarter ended September 30, 2006.
Income Tax Expense
Income tax expense decreased by $539,000 or 35.2% for the three months ended September 30, 2007 compared to the September 2006 quarter as the liability for income taxes was reduced by $370,000 for the recovery of certain tax reserves. The overall effective tax rate was 23.1% and 32.6% for the three months ended September 30, 2007 and 2006, respectively. The overall effective tax rate for the remaining fiscal quarters in fiscal 2008 is expected to approximate 31.1%.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at June 30, 2007 in Item 7A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 10, 2007. Management believes that there have been no material changes in Parkvale’s market risk since June 30, 2007.
Item 4. Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and CFO, concluded that Parkvale’s disclosure controls and procedures were effective as of September 30, 2007. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonable likely to materially affect, Parkvale’s internal controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Risk Factor disclosures are presented at June 30, 2007 in Item 1A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 10, 2007. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	No equity securities were sold by the Corporation during the period covered by this report that were not registered under the Securities Act of 1933.

(b)	Not applicable

(c)	During the quarter ended September 30, 2007, Parkvale purchased 86,519 shares.
The following table sets forth information with respect to the purchases made by or on behalf of Parkvale or any “affiliated purchaser”, as defined in Section 240, 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs (1)
July 1-31, 2007	26,000	$29.94	26,000	255,000
August 1-31, 2007	37,019	$28.14	37,019	217,981
September 1-30, 2007	23,500	$28.69	23,500	194,481

(1)	The repurchase program approved on June 19, 2007 is scheduled to expire on June 30, 2008.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2007 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 25, 2007. Of 5,571,782 shares eligible to vote, 93.5% or 5,209,072 shares were voted by proxy.

(b)	The shareholders voted to re-elect the nominees for director, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Robert J. McCarthy, Jr. as director were 4,305,387 shares in favor and 903,686 shares withheld. The results for the re-election of Patrick J. Minnock as director were 5,024,000 shares in favor and 185,072 shares withheld.

(c)	The shareholders approved the amendment of the Articles of Incorporation to permit issuance of shares in “Book Entry” Form. The results for the amendment of the Articles of Incorporation to permit issuance of shares in “Book Entry” Form were 5,162,959 shares in favor, 38,385 shares against and 7,728 shares abstaining.

(d)	The recommendation by the Board of Directors to ratify the appointment of Parente Randolph,

LLC as the Corporation’s independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 5,190,143 shares in favor, 14,307 shares against and 4,623 shares abstaining.
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

Parkvale Financial Corporation
DATE: October 29, 2007	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer

DATE: October 29, 2007	By:	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Vice President, Treasurer and Chief Financial Officer