Form 10-Q
period 2007-12-31
PARKVALE FINANCIAL CORP
filed 2008-01-28
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on January 24, 2008 was $24.75 per share.
Number of shares of Common Stock outstanding as of January 24, 2008 was 5,480,035.

PARKVALE FINANCIAL CORPORATION
INDEX

Page

Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of December 31, 2007 and June 30, 2007	3

Consolidated Statements of Operations for the six months ended December 31, 2007 and 2006	4

Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006	5-6

Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2007	6

Notes to Unaudited Interim Consolidated Financial Statements	7-11

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-20

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.
Controls and Procedures	20

Part II — Other Information	20-21

Signatures	21

Exhibits	22-24
EX-31.1
EX-31.2
EX-32.1

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	December 31,	June 30,
	2007	2007
ASSETS
Cash and noninterest-earning deposits	$26,792	$31,248
Federal funds sold	68,000	114,000

Cash and cash equivalents	94,792	145,248
Interest-earning deposits in other banks	5,312	4,803
Investment securities available for sale (cost of $38,550 at December 31 and $30,303 at June 30)	35,506	30,580
Investment securities held to maturity (fair value of $386,505 at December 31 and $347,022 at June 30)	391,823	349,363
Loans, net of allowance of $14,819 at December 31 and $14,189 at June 30	1,207,837	1,234,397
Foreclosed real estate, net	2,563	1,857
Office properties and equipment, net	19,067	17,387
Goodwill	25,634	25,634
Intangible assets	5,149	5,604
Prepaid expenses and other assets	40,825	29,358

Total assets	$1,828,508	$1,844,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,458,688	$1,469,084
Advances from Federal Home Loan Bank	211,543	211,658
Trust preferred securities	—	7,200
Other debt	17,727	13,106
Advance payments from borrowers for taxes and insurance	7,099	7,665
Other liabilities	5,371	5,848

Total liabilities	1,700,428	1,714,561

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 0 shares issued)	—	—
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid in capital	3,928	3,717
Treasury stock at cost (1,275,418 shares at December 31 and 1,122,546 at June 30)	(27,187)	(22,695)
Accumulated other comprehensive income	(1,933)	176
Retained earnings	146,537	141,737

Total shareholders’ equity	128,080	129,670

Total liabilities and shareholders’ equity	$1,828,508	$1,844,231

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest income:
Loans	$18,278	$17,879	$36,676	$35,555
Investments	5,402	4,829	10,382	9,523
Federal funds sold	1,296	1,974	2,732	3,533

Total interest income	24,976	24,682	49,790	48,611

Interest expense:
Deposits	12,205	11,617	24,166	22,292
Borrowings	2,814	2,915	5,594	5,825
Trust preferred securities	153	745	317	1,498

Total interest expense	15,172	15,277	30,077	29,615

Net interest income	9,804	9,405	19,713	18,996
Provision for loan losses	288	104	991	308

Net interest income after provision for losses	9,516	9,301	18,722	18,688

Noninterest Income:
Service charges on deposit accounts	1,778	1,725	3,555	3,540
Other fees and service charges	363	286	650	616
Gain on sale of assets	—	133	—	124
Other	780	385	1,463	877

Total noninterest income	2,921	2,529	5,668	5,157

Noninterest Expenses:
Compensation and employee benefits	4,154	3,772	8,289	7,535
Office occupancy	1,083	1,164	2,211	2,349
Marketing	182	139	355	261
FDIC insurance	43	44	84	89
Office supplies, telephone and postage	497	472	954	951
Early extinguishment of debt	62	—	62	—
Other	1,267	1,153	2,543	2,406

Total noninterest expenses	7,288	6,744	14,498	13,591

Income before income taxes	5,149	5,086	9,892	10,254
Income tax expense	1,579	1,630	2,673	3,317

Net income	$3,570	$3,456	$7,219	$6,937

Net income per share:
Basic	$0.65	$0.61	$1.30	$1.22
Diluted	$0.64	$0.60	$1.29	$1.21

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six months ended
	December 31,
	2007	2006
Cash flows from operating activities:
Interest received	$49,675	$48,224
Loan fees received (premiums paid)	59	(70)
Disbursements of student loans	(705)	(890)
Proceeds from sales of student loans	248	286
Other fees and commissions received	5,145	4,776
Interest paid	(30,236)	(29,762)
Cash paid to suppliers and others	(11,320)	(10,321)
Income taxes paid	(4,105)	(3,802)

Net cash provided by operating activities	8,761	8,441

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	1,399	1,594
Proceeds from maturities of investment securities	65,404	82,072
Purchase of investment securities held to maturity	(131,361)	(75,255)
(Purchase) of deposits in other banks	(509)	(145)
Purchase of loans	(27,003)	(81,870)
Principal collected on loans	160,942	142,984
Loans made to customers, net of loans in process	(105,359)	(77,161)
Other	(2,318)	(1,187)

Net cash (used in) provided by investing activities	(38,805)	(8,968)

Cash flows from financing activities:
Net (decrease) in checking and savings accounts	(4,180)	(21,542)
Net (decrease) increase in certificates of deposit	(6,135)	22,283
Repayment of trust preferred securities	(7,200)	—
Repayment of FHLB advances	(12)	(5,012)
Net increase in other borrowings	4,621	4,492
(Decrease) in borrowers’ advances for taxes and insurance	(566)	(673)
Cash dividends paid	(2,454)	(2,270)
Proceeds from exercise of stock options	172	170
Payment for treasury stock	(4,658)	—

Net cash used in financing activities	(20,412)	(2,552)

Net (decrease) in cash and cash equivalents	(50,456)	(3,079)

Cash and cash equivalents at beginning of period	145,248	129,676

Cash and cash equivalents at end of period	$94,792	$126,597

	Six months ended
	December 31,
	2007	2006
Reconciliation of net income to net cash provided by operating activities:
Net income	$7,219	$6,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,092	1,268
Accretion and amortization of loan fees and discounts	(88)	158
Loan fees collected and deferred and (premiums paid)	(15)	(233)
Provision for loan losses	991	308
Gain on sale of assets	—	(124)
(Increase) in accrued interest receivable	(191)	(644)
(Increase) decrease in other assets	(1,027)	621
(Decrease) increase in accrued interest payable	(72)	222
Increase (decrease) in other liabilities	852	(72)

Total adjustments	1,542	1,504

Net cash provided by operating activities	$8,761	$8,441

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $1,858 for the six months ended December 31, 2007 and $1,621 for the six months ended December 31, 2006.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Capital	Stock	Income	Earnings	Equity

Balance, June 30, 2007	$6,735	$3,717	($22,695)	$176	$141,737	$129,670
Net income, six months ended December 31, 2007					7,219	7,219
Accumulated other comprehensive income:
Change in unrealized gain (loss) on securities, net of deferred tax benefit of ($1,212)				(2,109)		(2,109)

Comprehensive income						5,110
Treasury stock purchased			(4,658)			(4,658)
Dividends declared on common stock at $0.44 per share					(2,419)	(2,419)
Exercise of stock options		211	166			377

Balance, December 31, 2007	$6,735	$3,928	($27,187)	($1,933)	$146,537	$128,080

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
Statements of Operations
The statements of operations for the six months ended December 31, 2007 and 2006 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for fiscal 2008. The Annual Report on Form 10-K for the year ended June 30, 2007 contains additional information and should be read in conjunction with this report.
Loans
Loans are summarized as follows:

	December 31, 2007	June 30, 2007
Mortgage loans:
Residential:
1-4 Family	$834,673	$859,972
Multifamily	31,624	32,474
Commercial	115,205	112,287
Other	14,924	18,321

	996,426	1,023,054
Consumer loans	175,713	173,506
Commercial business loans	43,640	45,184
Loans on savings accounts	5,154	5,162

	1,220,933	1,246,906
Less: Loans in process	24	98
Allowance for loan losses	14,819	14,189
Unamortized premiums and deferred loan fees	(1,747)	(1,778)

Loans, net	$1,207,837	$1,234,397

Included in the $175,713 of consumer loans are $588 of student loans that are classified as held-for-sale. At December 31, 2007, the market value of these loans approximated $588.
The following summarizes the activity in the allowance for loan losses for the six month periods ended December 31:

	2007	2006
Beginning balance	$14,189	$14,907
Provision for losses — mortgage loans	779	132
Provision for losses — consumer loans	147	166
Provision for losses — commercial loans	65	10
Loans recovered	110	20
Loans charged off	(471)	(382)

Ending balance	$14,819	$14,853

Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the six months ended December 31, 2007 and 2006, total comprehensive income amounted to $5,110 and $7,120, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Earnings Per Share (“EPS”)
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income (in 000’s)	$3,570	$3,456	$7,219	$6,937
Denominator:
Weighted average shares for basic earnings per share	5,496,911	5,682,098	5,535,127	5,679,169
Effect of dilutive stock options	48,860	76,228	48,689	73,225

Weighted average shares for dilutive earnings per share	5,545,771	5,758,326	5,583,816	5,752,394

Net income per share: Basic	$0.65	$0.61	$1.30	$1.22

Diluted	$0.64	$0.60	$1.29	$1.21

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addressed the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise’s equity instruments that may be settled by the issuance of such equity instruments. Under FAS 123R, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognition of the related cost in the income statement. Fair value is generally measured at the grant date. This statement requires the use of fair value recognition principles.
Investments U.S. Government and Agency Obligations. The unrealized losses on Parkvale’s investments in U.S. Government and Agency obligations were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Because Parkvale has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, Parkvale does not consider such investments to be other-than-temporarily impaired at December 31, 2007.
Corporate Debt. Parkvale’s unrealized losses over one year on investments in corporate bonds relate to two corporate bonds aggregating $3.0 million. Unrealized losses of $140,000 relate to interest rate increases and higher spreads to treasuries at December 31, 2007 compared to the purchase dates. Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments. The investment rating of the investments is considered investment grade at Aa2 and Baa3, respectively. Parkvale currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the debentures would not be settled at a price less than the face value of the investments. Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, it does not consider these assets to be other-than-temporarily impaired at December 31, 2007.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Marketable Equity Securities. Parkvale’s investments in marketable equity securities consist primarily of investments in common stock of companies in the financial services industry. Parkvale’s unrealized loss relates to a mutual fund, Franklin Adjustable U.S. Government, representing $4,739 of fair value and $261 of unrealized loss. Parkvale evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and Parkvale’s ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider this investment to be other-than-temporarily impaired at December 31, 2007.
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
In December 2007, the FASB issued FAS No. 141 (revised), Business Combinations. This statement replaces FAS No. 141, Business Combinations. This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this Statement is to improve the relevance representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply before that date. Management is evaluating the effects of this statement.
In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.

This statement applies to all entities that prepare consolidated financial statements, except not- for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interesting in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is evaluating the effects of this statement.
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
(Dollar amounts in thousands, except per share data)
Balance Sheet Data:

	December 31,
	2007	2006
Total assets	$1,828,508	$1,863,501
Loans, net	1,207,837	1,231,769
Interest-earning deposits and federal funds sold	73,312	101,952
Total investments	427,329	417,103
Savings deposits	1,458,688	1,452,437
FHLB advances	211,543	216,770
Shareholders’ equity	128,080	127,799
Book value per share	$23.46	$22.45
Statistical Profile:

	Three Months Ended		Six Months Ended
	December 31, (1)		December 31, (1)
	2007	2006	2007	2006

Average yield earned on all interest-earning assets	5.79%	5.55%	5.77%	5.50%
Average rate paid on all interest-bearing liabilities	3.58%	3.51%	3.56%	3.43%
Average interest rate spread	2.21%	2.04%	2.21%	2.07%
Net yield on average interest-earning assets	2.27%	2.12%	2.29%	2.15%
Other expenses to average assets	1.59%	1.44%	1.58%	1.46%
Taxes to pre-tax income	30.67%	32.05%	27.02%	32.35%
Dividend payout ratio	34.18%	33.32%	34.03%	33.17%
Return on average assets	0.78%	0.74%	0.79%	0.74%
Return on average equity	11.01%	10.89%	11.14%	11.03%
Average equity to average total assets	7.06%	6.76%	7.07%	6.74%
Dividends per share	$0.22	$0.20	$0.44	$0.40

	At December 31,
	2007	2006
One year gap to total assets	10.75%	-2.72%
Intangibles to total equity	24.03%	24.80%
Capital to assets ratio	7.00%	6.86%
Ratio of nonperforming assets to total assets	0.51%	0.39%
Number of full-service offices	48	47

(1)	The applicable income and expense figures have been annualized in calculating the percentages.

Nonperforming Loans and Foreclosed Real Estate:
Nonperforming and impaired loans and foreclosed real estate (REO) consisted of the following at:
     (Dollar amounts in 000’s)

	12/31/07	6/30/07	12/31/06
Delinquent single-family mortgage loans	$3,683	$2,746	$2,827
Delinquent other loans	2,057	1,402	2,380

Total nonperforming loans	5,740	4,148	5,207
Total impaired loans	1,054	191	18
Real estate owned, net	2,563	1,857	2,036

Total	$9,357	$6,196	$7,261

A weakening of the national and to a lesser extent local housing and credit markets has contributed towards an increased level of non-performing assets. Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned represented 0.51%, 0.34% and 0.39% of total assets at the respective balance sheet dates shown above. Single-family mortgage loans delinquent 90 days or more at December 31, 2007 consisted of 43 single-family owner occupied homes. As of December 31, 2007, $1.6 million or 42.3% of the nonaccrual mortgage loans totaling $3.7 million were purchased from others. The $1.6 million of delinquent loans purchased from others are comprised of six loans which management believes are well collateralized, with the exception of two loans which are classified as doubtful with related allowances for losses provided. Delinquent other loans include one multi-family apartment building loan with a balance of $684,000 that is 90 days past due, with collection efforts in process that may result in foreclosure; management believes the facility is well collateralized.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $246,000 at December 31, 2007 and $193,000 at June 30, 2007. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans, consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $1.1 million and $191,000 of loans classified as impaired at December 31, 2007 and at June 30, 2007. The average recorded balance of impaired loans was $868,000 during the six months ended December 31, 2007. The collateral for a $746,000 commercial real estate loan is considered impaired as the primary business operating from this location has closed. Interest income of $65,000 on the impaired loans was not recognized for the six months ended December 31, 2007. Impaired assets include $2.6 million of foreclosed real estate as of December 31, 2007 compared to $1,000 at December 31, 2006. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell. Foreclosed real estate normally consists of 1-4 family single-family dwellings, however, at December 31, 2007, three commercial real estate properties are included and valued at $222,000.

In addition, loans totaling $5.3 million were classified as special mention and $2.3 million were classified as substandard for regulatory purposes at December 31, 2007. The special mention loans include $1.5 million of commercial loans, $2.9 million of commercial real estate loans and $876,000 of multi family real estate. The substandard loans include a $1.4 million commercial mortgage loan as well as several lesser commercial, commercial real estate and consumer loans. These loans, while current or less than 90 days past due, have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans. Commercial real estate loans of $3.2 million to one borrower are classified as the extended unit absorption rate on a multi-phase residential development has experienced slow sales to date.
Allowance for Loan Losses:
The allowance for loan losses was $14.8 million at December 31, 2007, $14.2 million at June 30, 2007 and $14.9 million at December 31, 2006 or 1.21%, 1.14% and 1.19% of gross loans at December 31, 2007, June 30, 2007 and December 31, 2006. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors. The loan portfolio includes $243.7 million of initial interest only mortgage loans at December 31, 2007, which are considered well collateralized.
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
Liquidity and Capital Resources:
Federal funds sold decreased $46.0 million or 40.4% from June 30, 2007 to December 31, 2007. Investment securities held to maturity increased $42.5 million or 12.2%, loans decreased $26.6 million or 2.2% from June 30, 2007 to December 31, 2007, and prepaid expenses and other assets increased $11.5 million or 39.1% due to a $10.0 million additional investment in bank owned life insurance. Deposits decreased $10.4 million or 0.7% from June 30, 2007 to December 31, 2007 and trust preferred securities decreased $7.2 million or 100.0%. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $833.0 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.
The Board of Directors approved a plan on October 18, 2007 to repay $7.2 million of 8.45% (8.88% including deferred debt issuance costs) trust-preferred securities on December 26, 2007. The early extinguishment of $7.2 million of trust-preferred securities resulted in a pre-tax charge of $62,000 ($40,000 after taxes) or $0.01 per diluted share. In future quarters, the redemption of this higher cost debt is expected to improve earnings by $0.01 per share per quarter.
Shareholders’ equity was $128.1 million or 7.0% of total assets at December 31, 2007. A stock repurchase program, approved in June 2007, permits the purchase of 5.0% of outstanding stock or 281,000 shares during fiscal 2008 at prevailing prices in open-market transactions. Through December 31, 2007, 161,919 shares have been acquired under this program at an average cost of $28.77 per share. Banks are required to maintain Tier I (Core) capital equal to at least 4% of the institution’s adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2007, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 5.27% and 10.25%, respectively.
The regulatory capital ratios for Parkvale Bank at December 31, 2007 are calculated as follows:      (Dollars in 000’s)

	Tier 1	Tier 1	Tier 2
	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital
Equity capital (1)	$125,761	$125,761	$125,761
Less non-allowable intangible assets	(30,783)	(30,783)	(30,783)
Less unrealized securities gains	1,256	1,256	1,256
Plus permitted valuation allowances (2)	—	—	13,384

Total regulatory capital	96,234	96,234	109,618
Minimum required capital	73,007	42,798	85,596

Excess regulatory capital	$23,227	$53,436	$24,022

Adjusted total assets	$1,825,175	$1,069,954	$1,069,954

Regulatory capital as a percentage	5.27%	8.99%	10.25%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	1.27%	4.99%	2.25%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended December 31, 2007.

(2)	Limited to 1.25% of risk adjusted total assets.
Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale’s liquidity, capital resources or operations.
Results of Operations — Comparison of Three Months Ended December 31, 2007 and 2006:
For the three months ended December 31, 2007, we reported net income of $3.6 million or $0.64 per diluted share, up 3.3% (8.0% on a per share basis) compared to net income of $3.5 million or $0.60 per diluted share for the quarter ended December 31, 2006. The $114,000 increase in net income for the December 2007 quarter reflects an increase in net interest income of $399,000, a lower provision for income taxes of $51,000 and higher noninterest income of $392,000, offset by increases in the provision for loan losses of $184,000 and noninterest expense of $544,000. Net interest income increased to $9.8 million from $9.4 million for the prior period, as the average yield on interest-earning assets increased more than the average rate on interest-bearing liabilities. The higher loan loss provision relates to a higher level of classified assets, as non-performing assets increased by $2.1 million or 28.9% compared to the prior period. Noninterest expense increases were primarily due to increased staffing, compensation and employee benefits. Other expenses in 2007 included $62,000 (pre-tax) on the early extinguishment of debt. Return on average equity was 11.01% for the December 2007 quarter, up from

10.89% for the December 2006 quarter.
Interest Income:
Parkvale had interest income of $25.0 million during the three months ended December 31, 2007 versus $24.7 million during the comparable period in 2006. The $294,000 or 1.2% increase is the result of a 24 basis point increase in the average yield from 5.55% in 2006 to 5.79% in 2007, mitigated by a $50.8 million or 2.9% decrease in the average balance of interest-earning assets. Interest income from loans increased $399,000 or 2.2% resulting from an increase in the average outstanding loan balances of $6.4 million or 0.5% and by a 10 basis point increase in the average yield from 5.91% in 2006 to 6.01% in 2007. Investment interest income increased by $573,000 or 11.9% due to an 81 basis point increase in the average yield from 4.61% in 2006 to 5.42% in 2007, mitigated by a decrease of $20.8 million or 5.0% in the average balance. Interest income earned on federal funds sold decreased $678,000 or 34.3% from the 2006 quarter due to a 69 basis point decrease in the average yield from 5.36% in 2006 to 4.67% in 2007 and by an decrease in the average balance of $36.3 million or 24.7% from $147.3 million in 2006 to $111.0 million in 2007. The weighted average yield on all interest earning assets was 5.79% at December 31, 2007 and 5.53% at December 31, 2006.
Interest Expense:
Interest expense decreased $105,000 or 0.7% from the 2006 to the 2007 quarter. The decrease was due to a decrease in the average deposits and borrowings of $42.5 million or 2.5%, offset slightly, by a 7 basis point increase in the average rate paid on deposits and borrowings from 3.51% in 2006 to 3.58% in 2007. The higher deposit costs primarily relate to competitive factors, which result in an 18 basis point increase in deposit costs to 3.34%. The overall decrease in liabilities includes the effects of the prepayment of $7.2 million of trust-preferred securities in December 2007. At December 31, 2007, the average rate payable on liabilities was 3.26% for deposits, 4.82% for borrowings, and 3.48% for combined deposits, and borrowings.
As indicated in Liquidity and Capital Resources, the impact of paying off $7.2 million of trust preferred debt on December 26, 2007 is expected to improve earnings by $0.01 per share per quarter.
Net Interest Income:
Net interest income was $9.8 million for the quarter ended December 31, 2007 compared to $9.4 million for the quarter ended December 31, 2006. The $399,000 improvement is attributable to the increased yield on earning assets of 24 basis points exceeding the cost of funds increase of 7 basis points. The increased yield on earning assets is primarily attributable to the higher yields on investments, and the increased cost of funds relates to the higher rates that were necessary to retain deposit accounts due to competitive factors.
Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended December 2007 increased by $184,000 from the 2006 quarter. Aggregate valuation allowances were 1.21% and 1.14% of gross loans at December 31, 2007 and June 30, 2007, respectively.
Nonperforming loans, impaired loans and real estate owned aggregated $9.4 million, $6.2 million and $7.3 million at December 31, 2007, June 30, 2007 and December 31, 2006, representing 0.51%, 0.34% and 0.39% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 2007 were $14.8 million. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. Collateral is considered and evaluated when establishing provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Noninterest Income:
Total noninterest income for the December 2007 quarter increased by $392,000 or 15.5% due to a $53,000 or 3.1% increase in service charges on deposit accounts, by a $77,000 or 26.9% increase in loan fees and service charges for all types of products and services, by a $395,000 or 102.6% increase in other income and offset by a decrease of $133,000 in gain on sale of assets. The prior period gain on sale of assets of $133,000 was primarily due to the sale of available for sale securities in the December 2006 quarter. Other income increased $158,000 or 135.0% due to an increase of earnings on bank owned life insurance and to a $173,000 or 125.4% increase in annuity fee and commission income. Annuity fee and commission income was $311,000 in the 2007 quarter compared to $138,000 in the 2006 quarter.
Noninterest Expense:
Total noninterest expense increased by $544,000 or 8.1% for the three months ended December 31, 2007 compared to the December 2006 quarter. This increase is due to $62,000 of early extinguishment of debt as a result of the payoff of the trust preferred securities, as well as, to increases of $382,000 or 10.1% in compensation and employee benefits and $114,000 or 9.9% in other expense, offset by a decrease of $81,000 or 7.0% on office occupancy expense. Compensation expense increases were primarily due to increased staffing, compensation and employee benefits, which included expense recognition of $205,000 of FAS 123R stock option grants this quarter, up $125,000 from similar expense recognition in the December 2006 quarter. Office occupancy expense decreased primarily due to the purchase of a branch office in June 2007 reducing overall occupancy costs. Annualized noninterest expense as a percentage of average assets was 1.59% for the quarter ended December 31, 2007 and 1.44% for the quarter ended December 31, 2006.
Income Tax Expense:
Income tax expense decreased by $51,000 or 3.1% for the three months ended December 31, 2007 compared to the December 2006 quarter. The decrease in income tax expense is primarily due to tax-free investments. The overall effective tax rate was 30.7% and 32.1% for the three months ended December 31, 2007 and 2006, respectively.
Results of Operations — Comparison of Six Months Ended December 31, 2007 and 2006:
For the six month period ended December 31, 2007, net income was $7.2 million or $1.29 per diluted share, up 4.1% (7.2% on a per share basis) from net income of $6.9 million or $1.21 per diluted share for the six month period ended December 31, 2006. The $282,000 increase in net income for the December 2007 six months reflects increases of $717,000 in net interest income and noninterest income of $511,000, decreases in income tax expense of $644,000, offset by increases in provision for loan losses of $683,000 and noninterest expense of $907,000. Net interest income for the six months ended December 31, 2007 increased to $19.7 million from $19.0 million for the six months ended December 31, 2006. Return on average equity was 11.14% for the six months ended December 2007 compared to 11.03% for the six months ended December 2006.
Interest Income:
Parkvale had interest income of $49.8 million during the six months ended December 31, 2007 versus $48.6 million during the comparable period in 2006. The increase of $1.2 million is attributable to a 27 basis point increase in the average yield from 5.50% in 2006 to 5.77% in 2007 and offset, by a decrease in the average interest-earning asset portfolio of $42.1 million or 2.4%. Interest income from loans increased $1.1 million or 3.2% due to an increase in the average loan balance of $10.3 million or 0.9% and by a 14 basis point increase in the average yield from 5.87% in 2006 to 6.01% in 2007. Income from investments increased by $859,000 or 9.0% from 2006 due to a 79 basis point increase in the average yield from 4.51% in 2006 to 5.30% in 2007 mitigated by a decrease in the average investment balance of $30.8 million or 7.3%. Interest income earned on federal funds sold decreased $801,000 or 22.7% from the prior six months ended December 2006. This was due to a 40 basis point decrease in the average yield from 5.36% in 2006 to 4.96% in 2007 and by a decrease of the average federal fund balance of $21.5 million or 16.3%.
Interest Expense:
Interest expense increased by $462,000 or 1.6% from the 2006 six month period to the 2007 six month period. The increase was due a 13 basis point increase in the average rate paid from 3.43% in 2006 to 3.56% in 2007, offset by a decrease in the average deposits and borrowings of $36.9 million or 2.1%.
Net Interest Income:
Net interest income was $19.7 million for the six months ended December 31, 2007 compared to $19.0 million for the six months ended December 31, 2006. The $717,000 improvement is attributable to the increased yield on earning assets of 27 basis points exceeding the cost of funds increase of 13 basis points. The increased yield on earning assets is primarily attributable to the higher yields on investments, and the increased cost of funds relates to the higher rates that were necessary to retain deposit accounts due to competitive factors.
Provision for Loan Losses:
Provision for loan losses increased by $683,000 or 221.8% from the six month period ended December 31, 2006 to the six months ended December 31, 2007. Aggregate valuation allowances were 1.21% of gross loans at December 31, 2007, 1.14% of gross loans at June 30, 2007 and 1.19% of gross loans at December 31, 2006. Total loan loss reserves at December 31, 2007 were $14.8 million.
Noninterest Income:
Noninterest income increased by $511,000 or 9.9% for the six months ended December 31, 2007 from the six months ended December 31, 2006 due to increases of $15,000 or 0.4% in service charges on deposit accounts, of $34,000 or 5.5% in loan fees and service charges for all types of products and services and of $586,000 or 66.8% for other income, offset by a decrease of $124,000 or 100.0% from gain on the sale of assets. The prior period gain on sale of assets of $124,000 was primarily due to the sale of available for sale securities during the six months ended December 2006. Other income increased $266,000 or 103.5% due to an increase of earnings on bank owned life insurance and to a $231,000 or 57.6% increase in annuity fee and commission income. Annuity fee and commission income was $632,000 for the six months ended December 2007 compared to $401,000 for the six months ended December 2006.
Noninterest Expense:
Noninterest expenses increased by $907,000 or 6.7% for the six month period ended December 31, 2007 from the comparable period in 2006. This increase is due to $62,000 of early extinguishment of debt as a result of the payoff of the trust preferred securities, along with increases in compensation and employee benefits of $754,000 or 10.0%, other expense of $137,000 or 5.7% and marketing of $94,000 or 36.0%, offset by a decrease in office occupancy expense of $138,000 or 5.9%. Annualized noninterest expenses as a percentage of average assets were 1.58% for the six months ended December 31, 2007 compared to 1.46% for the six months ended December 31, 2006.
Income Tax Expense:
Income tax expense decreased by $644,000 or 19.4% for the six months ended December 31, 2007 compared to the six months ended December 2006 as the liability for income taxes was reduced by $370,000 for the recovery of certain tax reserves. The overall effective tax rate was 27.0% and 32.4% for the six months ended December 31, 2007 and 2006, respectively. The overall effective tax rate for the remaining fiscal quarters in fiscal 2008 is expected to approximate 31.1%.
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
Item 4. Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and CFO, concluded that Parkvale’s disclosure controls and procedures were effective as of December 31, 2007. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonable likely to materially affect, Parkvale’s internal controls.
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
(b)	Not applicable

(c)	During the quarter ended December 31, 2007, Parkvale purchased 75,400 shares.
The following table sets forth information with respect to the purchases made by or on behalf of Parkvale or any “affiliated purchaser”, as defined in Section 240, 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs (1)
October 1-31, 2007	9,700	$29.00	9,700	184,781
November 1-30, 2007	34,200	$28.93	34,200	150,581
December 1-31, 2007	31,500	$28.36	31,500	119,081

(1)	The repurchase program approved on June 19, 2007 is scheduled to expire on June 30, 2008.
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

Parkvale Financial Corporation
DATE: January 25, 2008	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer

DATE: January 25, 2008	By:	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Vice President, Treasurer and Chief Financial Officer