Form 10-Q
period 2008-03-31
PARKVALE FINANCIAL CORP
filed 2008-04-29
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
COMMISSION FILE NO: 0-17411
PARKVALE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1556590

(State of incorporation)	(I.R.S. Employer
Identification Number)
4220 William Penn Highway, Monroeville, Pennsylvania 15146
(Address of principal executive offices; zip code)
Registrant’s telephone number, including area code: (412) 373-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on April 23, 2008 was $25.50 per share.
Number of shares of Common Stock outstanding as of April 23, 2008 was 5,480,488.

PARKVALE FINANCIAL CORPORATION

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$18,034	$31,248
Federal funds sold	136,000	114,000

Cash and cash equivalents	154,034	145,248
Interest-earning deposits in other banks	8,326	4,803
Investment securities available for sale (cost of $37,448 at March 31 and $30,303 at June 30)	33,236	30,580
Investment securities held to maturity (fair value of $364,940 at March 31 and $347,022 at June 30)	387,330	349,363
Loans, net of allowance of $15,044 at March 31 and $14,189 at June 30	1,181,982	1,234,397
Foreclosed real estate, net	2,648	1,857
Office properties and equipment, net	18,866	17,387
Goodwill	25,634	25,634
Intangible assets	4,922	5,604
Prepaid expenses and other assets	39,829	29,358

Total assets	$1,856,807	$1,844,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,490,174	$1,469,084
Advances from Federal Home Loan Bank	201,487	211,658
Trust preferred securities	—	7,200
Other debt	21,730	13,106
Advance payments from borrowers for taxes and insurance	6,933	7,665
Other liabilities	6,191	5,848

Total liabilities	1,726,515	1,714,561

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 0 shares issued)	—	—
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid in capital	3,988	3,717
Treasury stock at cost (1,154,406 shares at March 31 and 1,122,546 at June 30)	(26,614)	(22,695)
Accumulated other comprehensive income	(2,674)	176
Retained earnings	148,857	141,737

Total shareholders’ equity	130,292	129,670

Total liabilities and shareholders’ equity	$1,856,807	$1,844,231

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest income:
Loans	$17,589	$18,121	$54,265	$53,676
Investments	6,076	4,820	16,458	14,343
Federal funds sold	870	1,391	3,602	4,924

Total interest income	24,535	24,332	74,325	72,943

Interest expense:
Deposits	11,762	11,249	35,928	33,541
Borrowings	2,726	2,838	8,320	8,663
Trust preferred securities	—	693	317	2,191

Total interest expense	14,488	14,780	44,565	44,395

Net interest income	10,047	9,552	29,760	28,548
Provision for loan losses	376	304	1,367	612

Net interest income after provision for losses	9,671	9,248	28,393	27,936

Noninterest Income:
Service charges on deposit accounts	1,676	1,677	5,231	5,217
Other fees and service charges	354	279	1,004	895
Net (loss) gain on sale and writedown of securities	(19)	256	(19)	380
Other	542	379	2,005	1,256

Total noninterest income	2,553	2,591	8,221	7,748

Noninterest Expenses:
Compensation and employee benefits	4,115	3,899	12,404	11,434
Office occupancy	1,206	1,253	3,417	3,602
Marketing	88	93	443	354
FDIC insurance	42	46	126	135
Office supplies, telephone and postage	460	460	1,414	1,411
Early extinguishment of debt	—	625	62	625
Other	1,211	1,176	3,754	3,582

Total noninterest expenses	7,122	7,552	21,620	21,143

Income before income taxes	5,102	4,287	14,994	14,541
Income tax expense	1,576	1,415	4,249	4,732

Net income	$3,526	$2,872	$10,745	$9,809

Net income per share:
Basic	$0.65	$0.51	$1.95	$1.73
Diluted	$0.64	$0.50	$1.93	$1.71

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Interest received	$76,049	$73,972
Loan fees received (premiums paid)	191	28
Disbursements of student loans	(1,196)	(464)
Proceeds from sales of student loans	712	1,017
Other fees and commissions received	7,444	6,980
Interest paid	(44,831)	(44,671)
Cash paid to suppliers and others	(19,458)	(18,878)
Income taxes paid	(4,112)	(3,803)

Net cash provided by operating activities	14,799	14,181

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	1,884	4,542
Proceeds from maturities of investment securities	267,758	143,652
Purchase of investment securities held to maturity	(324,657)	(113,129)
(Purchase) maturity of deposits in other banks	(3,523)	2,972
Purchase of loans	(36,474)	(129,816)
Principal collected on loans	242,022	209,355
Loans made to customers, net of loans in process	(154,882)	(116,126)
Other	(2,418)	(1,223)

Net cash (used in) provided by investing activities	(10,290)	227

Cash flows from financing activities:
Net increase (decrease) in checking and savings accounts	13,109	(16,646)
Net increase in certificates of deposit	8,062	9,994
Repayment of FHLB advances	(10,018)	(5,017)
Redemption of trust preferred securities	(7,200)	(25,000)
Net increase (decrease) in other borrowings	8,624	(2,640)
Decrease in borrowers’ advances for taxes and insurance	(732)	(641)
Cash dividends paid	(3,655)	(3,408)
Allocation of treasury stock to retirement plans	864	612
Acquisition of treasury stock	(4,949)	(1,305)
Proceeds from exercise of stock options	172	170

Net cash provided by (used in) financing activities	4,277	(43,881)

Net increase (decrease) increase in cash and cash equivalents	8,786	(29,473)
Cash and cash equivalents at beginning of period	145,248	129,676

Cash and cash equivalents at end of period	$154,034	$100,203

	Nine months ended
	March 31,
	2008	2007
Reconciliation of net income to net cash provided by operating activities:
Net income	$10,745	$9,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,620	1,882
Accretion and amortization of loan fees and discounts	(662)	449
Loan fees collected and deferred (premiums paid)	73	(181)
Provision for loan losses	1,367	612
Loss (gain) on sale of assets	19	(380)
Decrease in accrued interest receivable	2,144	580
(Increase) decrease in other assets	(3,098)	980
(Decrease) in accrued interest payable	(128)	(165)
Increase in other liabilities	2,719	595

Total adjustments	4,054	4,372

Net cash provided by operating activities	$14,799	$14,181

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $2.3 million for the nine months ended March 31, 2008 and $2.1 million for the nine months ended March 31, 2007.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Capital	Stock	Income	Earnings	Equity

Balance, June 30, 2007	$6,735	$3,717	($22,695)	$176	$141,737	$129,670
Net income, nine months ended March 31, 2008					10,745	10,745
Accumulated other comprehensive income:
Change in unrealized gain (loss) on securities, net of deferred tax benefit of ($1,643)				(2,443)
Reclassification adjustment, net of taxes of ($174)				(407)		(2,850)

Comprehensive income						7,895
Treasury stock purchased			(4,949)			(4,949)
Dividends declared on common stock at $0.66 per share					(3,625)	(3,625)
Treasury stock contributed to retirement plans			864			864
Stock option compensation expense		239				239
Exercise of stock options		32	166			198

Balance, March 31, 2008	$6,735	$3,988	($26,614)	($2,674)	$148,857	$130,292

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
Statements of Operations
The statements of operations for the nine months ended March 31, 2008 and 2007 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for fiscal 2008. The Annual Report on Form 10-K for the year ended June 30, 2007 contains additional information and should be read in conjunction with this report.

Lones	March 31, 2008	June 30, 2007
Loans are summarized as follows:
Mortgage loans:
Residential:
1-4 Family	$808,534	$859,972
Multifamily	32,486	32,474
Commercial	117,213	112,287
Other	15,792	18,321

	974,025	1,023,054
Consumer loans	174,453	173,506
Commercial business loans	40,999	45,184
Loans on savings accounts	5,950	5,162
	1,195,427 1,246,906
Less: Loans in process	56	98
Allowance for loan losses	15,044	14,189
Unamortized premiums and deferred loan fees	(1,655)	(1,778)

Loans, net	$1,181,982	$1,234,397

Included in the $174,453 of consumer loans are $564 of student loans that are classified as held-for-sale. At March 31, 2008, the market value of these loans approximated $564.
The following summarizes the activity in the allowance for loan losses for the nine-month period ended March 31:

	2008	2007
Beginning balance	$14,189	$14,907
Provision for losses — mortgage loans	1,140	384
Provision for losses — consumer loans	162	174
Provision for losses — commercial loans	65	54
Loans recovered	268	30
Loans charged off	(780)	(745)

Ending balance	$15,044	$14,804

Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the nine months ended March 31, 2008 and 2007, total comprehensive net income amounted to $7,895 and $9,995, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Earnings Per Share (“EPS”)
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator for basic and diluted EPS:
Net income (in 000’s)	$3,526	$2,872	$10,745	$9,809
Denominator:
Weighted average shares for basic EPS	5,474,632	5,694,439	5,514,962	5,684,259
Number of dilutive stock options	35,343	54,976	44,241	67,142

Weighted average shares for dilutive EPS	5,509,975	5,749,415	5,559,203	5,751,401

Net income per share:
Basic	$0.65	$0.51	$1.95	$1.73

Diluted	$0.64	$0.50	$1.93	$1.71

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
Investments U.S. Government and Agency Obligations. At March 31, 2008, the market value of Parkvale’s investments in U.S. Government and Agency obligations is higher than the book value of each investment. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment.
Corporate Debt. Parkvale’s unrealized losses over one year on investments in corporate bonds relate to three corporate bonds aggregating $12.0 million which have unrealized losses of $2.8 million that relate to interest rate changes and higher spreads to treasuries at March 31, 2008 compared to the purchase dates. In addition, liquidity concerns in the financial markets during the March 2008 quarter has made it difficult to obtain reliable market quotations on some infrequently traded securities that are generally held to maturity. Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments. The current investment ratings of such investments are AA-, A- and BB, respectively. Parkvale currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. To date, all scheduled interest payments due Parkvale have been paid on a timely basis. Therefore, it is expected that the debentures would not be settled at a price less than the face value of the investments. Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, it does not consider these assets to be other-than-temporarily impaired at March 31, 2008.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Marketable Equity Securities. Parkvale’s investments in marketable equity securities consist primarily of investments in companies in the financial services industry. Parkvale has unrealized losses that relate to a $5,000 investment in an adjustable rate mortgage mutual fund, representing $4,755 of fair value with $245 of unrealized loss and to common stock in a large national bank of $1,195 representing $358 of fair value, which was written down $600 with $237 of unrealized loss. Parkvale evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on these evaluations and Parkvale’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of these investments to be other-than-temporarily impaired at March 31, 2008. Parkvale expects to make future quarterly assessments of the value of these and other investments, which may result in additional writedowns or losses in future periods.
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
New Accounting Pronouncements
In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; states that a separately recognized servicing asset or servicing liability should be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 were effective for Parkvale on July 1, 2007. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial position.
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. This Statement is effective for Parkvale on July 1, 2008. The adoption of this standard is not expected to have a material effect on the Company’s consolidated results of operations or financial position.
In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS No. 87, 88, 106 and 132R. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with public traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard did not have an effect on the Company’s consolidated results of operations or financial position.
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. Parkvale has made a decision not to early adopt this statement and is evaluating the effects of this statement on its consolidated financial statements for fiscal 2009.
In December 2007, the FASB issued FAS No. 141 (revised), Business Combinations. This statement replaces FAS No. 141, Business Combinations. This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the revised statement before that date. Management is evaluating the effects of this statement.
In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interesting in one or more subsidiaries or that deconsolidates a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is evaluating the effects of this statement.
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
November 15, 2008, with early application encouraged. Parkvale is evaluating the effects of this Statement on its consolidated financial statements.
Emerging Issues Task Force (“EITF”) Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability. The consensus in EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. Parkvale is evaluating the effects of this EITF on its consolidated financial statements.
EITF Issue 06-5 “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4,” provides guidance which requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy. The consensus in EITF Issue 06-5 was effective for Parkvale on July 1, 2007. The adoption of this EITF has not had a material effect on the Company’s consolidated results of operations or financial position.
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
EITF Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS Statement 123(R) and result in an income tax deduction for the employer. Parkvale is evaluating the effects of this EITF on its consolidated financial statements, which is effective for Parkvale on July 1, 2008. Through March 31, 2008, Parkvale has only paid dividends on outstanding shares.

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

(Dollar amounts in thousands, except per share data)	March 31,
Balance Sheet Data:	2008	2007
Total assets	$1,856,807	$1,825,311
Loans, net	1,181,982	1,251,612
Interest-earning deposits and federal funds sold	144,326	79,335
Total investments	420,566	390,604
Deposits	1,490,174	1,444,990
FHLB advances	201,487	216,714
Shareholders’ equity	130,292	128,848
Book value per share	$23.77	$22.73
Statistical Profile:

	Three Months Ended		Nine Months Ended
	March 31, (1)		March 31, (1)
	2008	2007	2008	2007
Average yield earned on all interest-earning assets	5.68%	5.56%	5.75%	5.53%
Average rate paid on all interest-bearing liabilities	3.42	3.46	3.51	3.44
Average interest rate spread	2.26	2.10	2.24	2.09
Net yield on average interest-earning assets	2.32	2.18	2.30	2.16
Other expenses to average assets	1.55	1.63	1.57	1.51
Taxes to pre-tax income	30.89	33.01	28.34	32.54
Dividend payout ratio	34.38	40.00	34.20	35.09
Return on average assets	0.77	0.62	0.78	0.70
Return on average assets without early redemption of trust preferred securities	0.77	0.71	0.78	0.73
Return on average equity	10.64	8.93	10.97	10.32
Return on average equity without early redemption of trust preferred securities	10.64	10.19	11.01	10.75
Average equity to average total assets	7.22	6.95	7.12	6.81
Dividends per share	$0.22	$0.20	$0.66	$0.60

	At March 31,
	2008	2007
One year gap to total assets	5.95%	-2.36%
Intangibles to total equity	23.45	24.42
Capital to assets ratio	7.02	7.06
Ratio of nonperforming assets to total assets	0.78	0.37
Number of full-service offices	48	47

(1)	The applicable income and expense figures have been annualized in calculating the percentages.

Nonperforming Loans and Foreclosed Real Estate:
Loans delinquent 90 days or more, impaired loans and foreclosed real estate (REO) consisted of the following at: (Dollar amounts in 000’s)

	3/31/08	12/31/07	6/30/07	3/31/07
Delinquent single-family mortgage loans	$5,089	$3,683	$2,746	$1,837
Delinquent other loans	5,777	2,057	1,402	2,049

Total nonperforming loans	10,866	5,740	4,148	3,886
Total impaired loans	989	1,054	191	790
Real estate owned, net	2,648	2,563	1,857	2,034

Total	$14,503	$9,357	$6,196	$6,710

A weakening of the national and to a lesser extent local housing sector and credit markets have contributed towards an increased level of non-performing assets. Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned in the aggregate represented 0.78%, 0.51%, 0.34% and 0.37% of total assets at the respective balance sheet dates shown above. Non-performing assets at March 31, 2008 have increased to $14.5 million from $6.2 million at June 30, 2007, which includes $11.9 million of non-accrual loans.
As of March 31, 2008, single-family mortgage loans delinquent 90 days or more include facilities aggregating $2.7 million purchased from others and serviced by national service providers with a cost basis ranging from $100,000 to $721,000. Management believes that all of these delinquent single-family mortgage loans are well collateralized with the exception of two loans, which have the necessary related allowances for losses provided.
Other loans delinquent 90 days or more of $5.8 million include commercial real estate loans of $3.1 million to a residential developer that has experienced very slow sales of spec units, and these loans are in the initial stages of foreclosure. An extended unit absorption rate on this multi-phase residential development indicates the developer may not have the financial resources to continue development of this plan. A commercial real estate loan of $751,000 is considered impaired as the primary business operating from this location has closed and foreclosure is in process. The allowance for loan losses was increased in the September 2007 and March 2008 quarters to provide for losses on these facilities. A multi-family apartment building loan with a balance of $684,000 is more than 90 days past due as the borrower has declared bankruptcy in response to collection efforts that may result in foreclosure; management believes this facility is well collateralized.
In addition to the loans shown in the above table, special mention loans include $1.3 million of commercial loans and $3.1 million of commercial real estate loans at March 31, 2008, compared to $2.9 million at December 31, 2007 and $911,000 at June 30, 2007. The special mention loans, while current or less than 90 days past due, have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.
Foreclosed real estate of $2.6 million primarily consists of single-family dwellings. Additionally, foreclosed real estate includes, at March 31, 2008 three commercial real estate properties valued at $222,000. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell.

Each of the above categories of loans have been evaluated for the market values of the collateral, less possible selling and holding costs, with appropriate valuation allowances and reserves provided as deemed necessary by management.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $401,000 at March 31, 2008 and $193,000 at June 30, 2007. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value is insufficient as compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans, consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $989,000 and $191,000 of loans classified as impaired at March 31, 2008 and at June 30, 2007. The average recorded balance of impaired loans was $924,000 during the nine months ended March 31, 2008. Interest income of $81,600 on impaired loans was not recognized for the nine months ended March 31, 2008 compared to $62,600 at March 31, 2007.
Allowance for Loan Losses:
The allowance for loan losses was $15.0 million at March 31, 2008, $14.2 million at June 30, 2007 and $14.8 million at March 31, 2007 or 1.26%, 1.14% and 1.17% of gross loans at March 31, 2008, June 30, 2007 and March 31, 2007. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote on page 7. In addition to the $808.5 million of 1-4 family loans, the majority of the consumer loans represent either second mortgages in the form of term loans, home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans nor discounted teaser rates on ARM loans. All originated ARM loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or Libor. Adjustable-rate mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. Of the $417.3 million of purchased loans that are serviced by national service providers, $234.7 million are interest only mortgage loans. The entire purchased loan portfolio is considered well collateralized and geographically diversifies the portfolio throughout the United States. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. Management believes the allowance for loan losses is adequate to absorb probable loan losses.

Liquidity and Capital Resources:
Federal funds sold increased $22.0 million or 19.3% from June 30, 2007 to March 31, 2008. Investment securities held to maturity increased $38.0 million or 10.9%, loans decreased $52.4 million or 4.3% from June 30, 2007 to March 31, 2008, and prepaid expenses and other assets increased $10.5 million or 35.7% due to a $10.0 million additional investment in bank owned life insurance. Deposits increased $21.1 million or 1.4% from June 30, 2007 to March 31, 2008, advances from the Federal Home Loan Bank decreased $10.2 million or 4.8% due to the maturity of a $10.0 million 5.48% advance and trust preferred securities decreased $7.2 million when repaid in December 2007. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $824.1 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.
The Board of Directors approved a plan on October 18, 2007 to repay $7.2 million of 8.45% (8.88% including deferred debt issuance costs) trust-preferred securities on December 26, 2007. The early extinguishment of $7.2 million of trust-preferred securities resulted in a pre-tax charge of $62,000 ($40,000 after taxes) or $0.01 per diluted share in the December 2007 quarter.
Shareholders’ equity was $130.3 million or 7.0% of total assets at March 31, 2008. A stock repurchase program, approved in June 2007, permits the purchase of 5.0% of outstanding stock or 281,000 shares during fiscal 2008 at prevailing prices in open-market transactions. Through March 31, 2008, 172,419 shares have been acquired under this program at an average cost of $28.71 per share. Banks are required to maintain Tier I (Core) capital equal to at least 4% of the institution’s adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2008, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier I and Tier II ratios of 5.42% and 10.46%, respectively.
The regulatory capital ratios for Parkvale Bank at March 31, 2008 are calculated as follows:

	Tier 1	Tier 1	Tier 2
	Core	Risk-Based	Risk-Based
(Dollars in 000’s)	Capital	Capital	Capital
Equity capital (1)	$128,434	$128,434	$128,434
Less non-allowable intangible assets	(30,556)	(30,556)	(30,556)
Plus permitted valuation allowances (2)	—	—	13,296
Plus allowable unrealized holding gains (3)	—	—	0

Total regulatory capital	97,878	97,878	111,174
Minimum required capital	72,928	42,505	85,010

Excess regulatory capital	$24,950	$55,373	$26,164

Adjusted total assets	$1,806,279	$1,062,619	$1,062,619

Regulatory capital as a percentage	5.42%	9.21%	10.46%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	1.42%	5.21%	2.46%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents equity capital of the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2008.

(2)	Limited to 1.25% of risk adjusted total assets.

(3)	Limited to 45% of pretax net unrealized holding gains.
Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale’s liquidity, capital resources or operations.
Results of Operations — Comparison of Three Months Ended March 31, 2008 and 2007:
For the three months ended March 31, 2008, Parkvale reported net income of $3.5 million or $0.64 per diluted share, up 22.8% (28.0% on a per share basis) compared to net income of $2.9 million or $0.50 per diluted share for the quarter ended March 31, 2007. The $654,000 increase in net income for the March 2008 quarter reflects an increase in net interest income of $495,000 and the absence of a charge for the early extinguishment of debt of $625,000 incurred during the March 2007 quarter. These items were partially offset by higher provision for income taxes of $161,000, a $72,000 increase in the provision for loan losses and lower gains on the sale of assets (net) of $275,000 during the March 2008 quarter. Net interest income increased to $10.0 million from $9.6 million for the prior period, as the average yield on interest-earning assets increased along with a slight decrease in the average rate on interest-bearing liabilities.
Interest Income:
Parkvale had interest income of $24.5 million during the three months ended March 31, 2008 versus $24.3 million during the comparable period in 2007. The $203,000 or 0.8% increase is the result of a 12 basis point increase in the average yield from 5.56% in 2007 to 5.68% in 2008, mitigated by a $22.3 million or 1.3% decrease in the average balance of interest-earning assets. Interest income from loans decreased $532,000 or 2.9% resulting from a decrease in the average outstanding loan balances of $43.4 million or 3.5%, offset by a 4 basis point increase in the average yield from 5.85% in 2007 to 5.89% in 2008. Investment interest income increased by $1.3 million or 26.1% due to a 98 basis point increase in the average yield from 4.74% in 2007 to 5.72% in 2008 and an increase of $18.0 million or 4.4% in the average balance. During fiscal 2008, the majority of the investment portfolio matured or was called by the issuers in response to falling interest rates. The fiscal 2008 purchases were primarily mortgage-backed securities and investment grade corporate debt resulting in increased yields. Interest income earned on federal funds sold decreased $521,000 or 37.5% from the 2007 quarter due to a 207 basis point decrease in the average yield from 5.27% in 2007 to 3.20% in 2008, due to a substantial decline in short-term interest rates, mitigated by an increase in the average balance of $3.1 million or 2.9%. The weighted average yield on all interest-earning assets was 5.50% at March 31, 2008 and 5.56% at March 31, 2007.
Interest Expense:
Interest expense decreased $292,000 or 2.0% from the 2007 to the 2008 quarter. The decrease was due to a decrease in the average deposits and borrowings of $13.9 million or 0.8%, and by a 4 basis point decrease in the average rate paid on deposits and borrowings from 3.46% in 2007 to 3.42% in 2008. The overall decrease in liabilities includes the effects of the prepayment of trust-preferred securities of $7.2 million in December 2007 and $25.0 million in March 2007. At March 31, 2008, the average rate payable on liabilities was 3.01% for deposits, 4.76% for borrowings, and 3.24% for combined deposits and borrowings.
Net Interest Income:
Net interest income was $10.0 million for the quarter ended March 31, 2008 compared to $9.6 million for the quarter ended March 31, 2007. The $495,000 improvement is attributable to the increased yield on earning assets of 12 basis points and the cost of funds decrease of 4 basis points. The increased yield on earning assets is primarily attributable to the higher yields on investments, and the decreased cost of funds primarily relates to the prepayment of trust-preferred securities.

Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended March 2008 increased by $72,000 from the 2007 quarter due to a higher amount of non-performing loans. Aggregate valuation allowances were 1.26% and 1.14% of gross loans at March 31, 2008 and June 30, 2007, respectively.
Nonperforming loans, impaired loans and real estate owned aggregated $14.5 million, $6.2 million and $6.7 million at March 31, 2008, June 30, 2007 and March 31, 2007, representing 0.78%, 0.34% and 0.37% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 2008 were $15.0 million, compared to $14.2 million at June 30, 2007 and $14.8 million at March 31, 2007. Management considers loan loss reserves sufficient when compared to the value of underlying collateral, see “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning the upward trends experienced during fiscal 2008. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Noninterest Income:
Total noninterest income for the March 2008 quarter decreased by $38,000 or 1.5% due to a decrease of $275,000 in gain on sale of assets, offset by a $75,000 or 26.9% increase in loan fees and service charges for all types of products and services and by a $163,000 or 43.0% increase in other income. The prior period gain on sale of assets of $256,000 was primarily due to the sale of investment securities in the March 2007 quarter. The current quarter loss on the sale of securities (writedown) is due to a $600,000 writedown of a national bank common stock, offset by the sale of investment securities. The asset gains include the cash proceeds received from the Visa Inc IPO in March 2008 of $159,000. The other income increase is due to a $142,000 or 108.4% increase in cash surrender value of bank owned life insurance and to a $26,000 or 17.7% increase in annuity fee and commission income. Annuity fee and commission income was $173,000 in the 2008 quarter compared to $147,000 in the 2007 quarter.
Noninterest Expense:
Total noninterest expense decreased by $430,000 or 5.7% for the three months ended March 31, 2008 compared to the March 31, 2007 quarter. This decrease is due to $625,000 of early extinguishment of debt as a result of the payoff of trust preferred securities in the March 2007 quarter, offset by an increase of $216,000 or 5.5% in compensation and employee benefits in the March 2008 quarter. Compensation expense increases were primarily due to increased staffing, compensation and employee benefits, which included recognition of $33,000 of FAS 123R stock option grant expense this quarter. Annualized noninterest expense as a percentage of average assets was 1.55% for the quarter ended March 2008 and 1.63% for the quarter ended March 2007.
Income Tax Expense:
Income tax expense increased by $161,000 or 11.4% for the three months ended March 31, 2008 compared to the March 2007 quarter. The increase in income tax expense is due to a higher level of taxable income, partially offset by a lower effective tax rate, which was due to increased earnings from an additional $10 million investment in Bank owned life insurance in July 2007 and investments qualifying for the dividend exclusion. The overall effective tax rate was 30.9% and 33.0% for the three months ended March 31, 2008 and 2007, respectively.

Results of Operations — Comparison of Nine Months Ended March 31, 2008 and 2007:
For the nine month period ended March 31, 2008, net income was $10.7 million or $1.93 per diluted share, up 9.5% (12.9% on a per share basis) from net income of $9.8 million or $1.71 per diluted share for the nine month period ended March 31, 2007. The $936,000 increase in net income for the March 2008 nine months reflects increases of $1.2 million in net interest income and $473,000 in noninterest income and a decrease in income tax expense of $483,000, offset by increases in provision for loan losses of $755,000 and noninterest expense of $477,000. Net interest income for the nine months ended March 31, 2008 increased to $29.8 million from $28.5 million for the nine months ended March 31, 2007. Return on average equity was 10.97% for the nine months ended March 2008 compared to 10.32% for the nine months ended March 2007.
Interest Income:
Parkvale had interest income of $74.3 million during the nine months ended March 31, 2008 versus $72.9 million during the comparable period in 2007. The increase of $1.4 million is attributable to a 22 basis point increase in the average yield from 5.53% in 2007 to 5.75% in 2008 and offset by a decrease in the average interest-earning asset portfolio of $35.5 million or 2.0%. Interest income from loans increased $589,000 or 1.1% due to a 10 basis point increase in the average yield from 5.87% in 2007 to 5.97% in 2008, offset by a decrease in the average loan balance of $7.6 million or 0.6%. Income from investments increased by $2.1 million or 14.7% from 2007 due to an 87 basis point increase in the average yield from 4.58% in 2007 to 5.45% in 2008, mitigated by a decrease in the average investment balance of $14.5 million or 3.5%. Interest income earned on federal funds sold decreased $1.3 million or 26.8% from the prior nine months ended March 2007. This was due to decreases of 95 basis points in the average yield from 5.33% in 2007 to 4.38% in fiscal 2008 and in the average federal funds sold balance of $13.3 million or 10.8%, as there was a substantial decline in short-term interest rates with the target Federal funds rate set by the Federal Reserve Bank falling from 5.25% at June 30, 2007 to 2.25% at March 31, 2008.
Interest Expense:
Interest expense increased by $170,000 or 0.4% from fiscal 2007 to fiscal 2008. The increase was due a 7 basis point increase in the average rate paid from 3.44% in 2007 to 3.51% in 2008, offset by a decrease in the average deposits and borrowings of $29.2 million or 1.7%.
Net Interest Income:
Net interest income was $29.8 million for the nine months ended March 31, 2008 compared to $28.5 million for the nine months ended March 31, 2007. The $1.2 million improvement is attributable to the increased yield on earning assets of 22 basis points exceeding the cost of funds increase of 7 basis points. The increased yield on earning assets is primarily attributable to the higher yields on investments, and the increased cost of funds related to the higher rates that were necessary to retain deposit accounts due to competitive factors.
Provision for Loan Losses:
Provision for loan losses increased by $755,000 or 123.4% from the nine month period ended March 31, 2007 to the nine-months ended March 31, 2008. Aggregate valuation allowances were 1.26% of gross loans at March 31, 2008, 1.14% of gross loans at June 30, 2007 and 1.17% of gross loans at March 31, 2007. Total loan loss reserves at March 31, 2008 were $15.0 million.
Noninterest Income:
Noninterest income increased by $473,000 or 6.1% for the nine months ended March 31, 2008 from the nine months ended March 31, 2007 due to increases of $14,000 or 0.3% in service charges on deposit accounts, of $109,000 or 12.2% in loan fees and service charges for all types of products and services and of $749,000 or 59.6% for other income, offset by a decrease of $399,000 or 105.0% from gain on the sale of assets. The prior period gain on sale of assets of $380,000 was primarily due to the sale of investment securities during the nine months ended March 31, 2007. The current quarter loss on the sale of securities (writedown) is due to a writedown of a national bank common stock, offset by gains on the sale of investment securities. Other income increased $749,000 or 59.6% primarily due to a $408,000 or 104.9% increase in cash surrender value of bank owned life insurance and to a $257,000 or 47.0% increase in annuity fee and commission income. Annuity fee and commission income was $805,000 for the nine months ended March 2008 compared to $548,000 for the nine months ended March 2007.
Noninterest Expense:
Noninterest expenses increased by $477,000 or 2.3% for the nine month period ended March 31, 2008 from the comparable period in 2007. This increase is due to increases in compensation and employee benefits of $970,000 or 8.5%, other expense of $172,000 or 4.8% and marketing of $89,000 or 25.1%, offset by a decrease in office occupancy expense of $185,000 or 5.1% and $563,000 or 90.1% of early extinguishment of debt as a result of the payoff of the trust preferred securities. Annualized noninterest expenses as a percentage of average assets were 1.57% for the nine months ended March 31, 2008 compared to 1.51% for the nine months ended March 31, 2007.
Income Tax Expense:
Income tax expense decreased by $483,000 or 10.2% for the nine months ended March 31, 2008 compared to the nine months ended March 2007 as the liability for income taxes was reduced by $370,000 for the recovery of certain tax reserves. The overall effective tax rate was 28.3% and 32.5% for the nine months ended March 31, 2008 and 2007, respectively. The overall effective tax rate for the remaining quarter in fiscal 2008 is expected to approximate 31.0%.
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
Item 4. Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and CFO, concluded that Parkvale’s disclosure controls and procedures were effective as of March 31, 2008. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings None
Item 1A. Risk Factors
Risk Factor disclosures are presented at June 30, 2007 in Item 1A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 10, 2007. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The Corporation did not sell any equity securities during this reporting period that were not registered under the Securities Act of 1933.

(b)	Not applicable

(c)	During the quarter ended March 31, 2008, Parkvale purchased 10,500 shares.
The following table sets forth information with respect to the purchases made by or on behalf of Parkvale or any “affiliated purchaser”, as defined in Section 240, 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs (1)
January 1-31, 2008	10,500	$27.70	10,500	108,581
February 1-29, 2008	—	—	—	108,581
March 1-31, 2008	—	—	—	108,581

(1)	The repurchase program approved on June 19, 2007 is scheduled to expire on June 30, 2008.

Item 3. Defaults Upon Senior Securities	None
Item 4. Submission of Matters to a Vote of Security Holders	None
Item 5. Other Information	None
Item 6. Exhibits      The following exhibits are filed here within:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkvale Financial Corporation
DATE: April 29, 2008	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer

DATE: April 29, 2008	By:	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Vice President, Treasurer and Chief Financial Officer