Form 10-K
period 2008-06-30
PARKVALE FINANCIAL CORP
filed 2008-09-12
CIK 820907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act  Yes ☐     No ☑

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

As of December 31, 2007, the last business day of the Registrant’s second quarter, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $27.75 per share on such date was $115,544,007. Excluded from this computation are 715,889 shares held by all directors and executive officers as a group and 603,058 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 3, 2008: 5,482,695

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders dated September 15, 2008. The definitive proxy statement will be filed with the Commission on or before September 15, 2008.                    Part III

PART I.

Item 1.	Business

INTRODUCTION

Parkvale Financial Corporation (“PFC”) is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its main operating subsidiary is Parkvale Savings Bank (the “Bank”), which is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. PFC and its subsidiaries are collectively referred to herein as “Parkvale”. Parkvale is also involved in lending in the Columbus, Ohio area through its wholly owned subsidiary, Parkvale Mortgage Corporation (“PMC”). The primary assets of PFC consist of the stock of the Bank, equity securities and cash. See Note N of Notes to Consolidated Financial Statements for additional details regarding PFC.

THE BANK

General

The Bank conducts business in the greater Tri-State area through 48 full-service offices with 41 offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties of Pennsylvania, two branches in West Virginia and five branches in Ohio. With total assets of $1.85 billion at June 30, 2008, Parkvale was the ninth largest financial institution headquartered in the Pittsburgh metropolitan area and eleventh largest financial institution with a significant presence in Western Pennsylvania.

The Bank was originally chartered in 1943 as Park Savings and Loan Association and was renamed as a result of its merger with Millvale Savings and Loan Association in 1968. The Bank converted to a stock savings association in 1987 and to a state chartered savings bank in 1993. The charter conversion resulted in the replacement of the Office of Thrift Supervision (“OTS”) by the Federal Deposit Insurance Corporation (“FDIC”) as the Bank’s primary federal regulator. The Pennsylvania Department of Banking (“Department”) is the Bank’s primary state regulator. As a Pennsylvania-chartered savings bank, deposits continue to be insured by the FDIC and the Bank retains its membership in the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The savings bank continues to conduct business in a manner substantially identical to the conduct of its business as a savings association. The OTS retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. The Bank is further subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) governing reserves to be maintained against deposits and certain other matters.

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

Lower housing demand in Parkvale’s primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions in the secondary market. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased loans aggregating $87.7 million and $142.9 million in fiscal 2008 and 2007, respectively. These represent 52.6% and 62.3% of total mortgage loan originations and purchases for the fiscal year 2008 and 2007, respectively. In addition, Parkvale operates a loan production office through its subsidiary, PMC with an office in Columbus, Ohio. During fiscal 2008, PMC originated a total of $10.2 million or 6.1% of total mortgage loan originations and purchases for inclusion in Parkvale’s loan portfolio. See “Lending Activities” and “Sources of Funds”.

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, increased from $6.2 million at June 30, 2007 to $15.8 million at June 30, 2008. The $9.6 million increase in fiscal 2008 is primarily due to single-family homes and commercial real estate loans at June 30, 2008. See “Lending Activities — Nonperforming Loans and Foreclosed Real Estate”.

The exposure to interest rate risk (“IRR”) is the impact on Parkvale’s current and future earnings and capital from movements in interest rates. To properly manage its historical liability sensitive position and mitigate the financial impact of IRR, Parkvale’s management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage (“ARM”) loans or the purchase of adjustable rate investment securities, (2) maintained a high level of liquidity, (3) emphasized the origination of short-term and/or variable rate consumer/commercial loans and (4) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. The interest rate sensitivity gap equals the difference between interest-earning assets and interest-bearing liabilities, and the gap ratio equals the gap divided by total assets. The one-year gap ratio was 2.07% of total assets at June 30, 2008 compared to 1.67% of total assets at June 30, 2007. The cumulative five-year gap ratio was 14.28% at June 30, 2007 and 8.54% at June 30, 2008. A key component of the asset and liability management program is that ARM loans represented approximately 60.9% of the Bank’s real estate loan portfolio at June 30, 2008 compared to 69.8% and 72.2% at June 30, 2007 and 2006, respectively. Deposits with terms in excess of one year decreased $63.9 million from $377.5 million at June 30, 2007 to $313.6 million at June 30, 2008.

Parkvale’s main office is located at 4220 William Penn Highway, Monroeville, PA 15146, and its telephone number is (412) 373-7200.

The Banking Industry

The competitive, economic and regulatory environment in which the savings industry operates affects Parkvale’s earnings. Consolidation, a fundamental trend in the financial services industry, confronts the banking industry with the challenge to survive and prosper in a dynamic market. Strong alliances are likely as banks move to trim costs, expand geographically and consolidate market strengths by diversifying the financial products offered.

The industry continues its consolidation efforts with an operating focus on improving profitability, reallocation of capital and expense management. The traditional banks’ share of the overall loan market has been reduced significantly. Retail customers are increasingly abandoning traditional commercial and community banks in favor of nonbank financial institutions. Instead of buying a CD or opening a passbook savings account, consumers increasingly place their savings and retirement funds with investment management firms. Mutual fund total assets have increased substantially to exceed total FDIC insured deposits. Banks in today’s market are faced with substantial competition from an array of outside financial service providers, including brokerage firms, insurance companies and mutual fund companies.

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

Deteriorating asset quality concentrated in real estate loan portfolios continued to take a toll on the earnings performance of many insured institutions in the first quarter of 2008. Record-high loan loss provisions, record losses in trading activities and goodwill impairment expenses combined to dramatically reduce earnings of FDIC-insured institutions. Fourth-quarter 2007 net income of $5.8 billion was the lowest amount reported by the industry since the fourth quarter of 1991. Earnings performance so far in 2008 has likewise been weak. First quarter 2008 earnings for the industry totaled only $19.3 billion compared to $35.6 billion a year earlier, a decline of 46%.

At its August 5, 2008 meeting, the Federal Reserve Open Market Committee (“FOMC”) commented that “tight credit conditions, the ongoing housing contraction, and elevated energy prices are likely to weigh on economic growth over the next few quarters.” Inflation has been running high due to increases in the prices for energy and some other commodities, and some indicators of inflation expectations have been elevated. Although the weakness of the economy should help to limit inflation pressures over time, the FOMC believes that the inflation outlook remains highly uncertain. The extent and timing of any additional rate changes that may be needed to address these risks will depend on the evolution of the outlook for both inflation and economic growth, as implied by incoming information.

Parkvale will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. Parkvale has positioned its liquidity level to remain flexible to the high volatility of the financial markets. For additional discussion of asset/liability management, see the Asset and Liability Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

BUSINESS
Lending Activities

Loan Activity and Portfolio Composition

The following table shows Parkvale’s loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

	2008	2007	2006
	(Dollars in thousands)

Total loans receivable at beginning of year	$1,234,397	$1,217,328	$1,198,070
Real estate loan originations:
Residential:
Single family(1)	48,749	44,930	54,725
Multifamily	1,344	5,480	1,473
Construction — Single family	7,903	9,612	7,533
Commercial	21,093	26,318	18,812

Total real estate loan originations	79,089	86,340	82,543
Consumer loan originations	77,965	57,698	52,222
Commercial loan originations	33,691	16,556	12,266

Total loan originations	190,745	160,594	147,031
Purchase of loans	87,668	142,914	139,531

Total loan originations and purchases	278,413	303,508	286,562
Principal loan repayments	119,428	94,313	67,012
Mortgage loan payoffs	176,268	178,212	182,350
Sales of whole loans	1,004	1,405	5,184

Net (decrease) increase in loans	(18,287)	29,578	32,016

Total loans receivable at end of year	1,216,110	1,246,906	1,230,086
Less: Loans in process	236	98	142
Allowance for loan losses	15,249	14,189	14,907
Unamortized (premiums) discounts	(1,040)	(1,778)	(2,291)

Net loans receivable at end of year	$1,201,665	$1,234,397	$1,217,328

(1)	Includes $10.2 million, $10.3 million and $15.7 million of loans originated by PMC during fiscal 2008, 2007 and 2006, respectively.

At June 30, 2008, Parkvale’s net loan portfolio amounted to $1.2 billion, representing 64.9% of Parkvale’s total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veteran’s Affairs (“VA”).

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at June 30.

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Real estate loans:
Residential:
Single family	$828,157	68.9	$859,562	69.6	$832,710	68.4
Multifamily(1)	29,737	2.5	32,474	2.6	28,911	2.4
FHA/VA	359	0.1	410	0.1	552	0.1
Commercial	113,622	9.4	112,287	9.1	108,977	8.9
Other(2)	17,497	1.4	18,321	1.5	20,834	1.7

Total real estate loans	989,372	82.3	1,023,054	82.9	991,984	81.5
Consumer loans(3)	176,948	14.7	173,506	14.0	182,506	15.0
Deposit loans	6,147	0.5	5,162	0.4	5,721	0.5
Commercial loans	43,643	3.6	45,184	3.7	49,875	4.1

Total loans receivable	1,216,110	101.1	1,246,906	101.0	1,230,086	101.1
Less:
Loans in process	236	0.0	98	0.0	142	0.0
Allowance for losses	15,249	1.2	14,189	1.1	14,907	1.2
Unamortized (premiums)/discounts	(1,040)	(0.1)	(1,778)	(0.1)	(2,291)	(0.1)

Net loans receivable	$1,201,665	100.0%	$1,234,397	100.0%	$1,217,328	100.0%

	2005		2004
	Amount	%	Amount	%

Real estate loans:
Residential:
Single family	$807,088	67.4	$722,649	71.2
Multifamily(1)	29,920	2.5	23,910	2.4
FHA/VA	665	0.1	902	0.1
Commercial	109,146	9.1	82,186	8.1
Other(2)	22,448	1.9	12,987	1.3

Total real estate loans	969,267	81.0	842,634	83.0
Consumer loans(3)	187,807	15.7	143,476	14.1
Deposit loans	5,611	0.4	2,790	0.3
Commercial loans	48,302	4.0	38,869	3.8

Total loans receivable	1,210,987	101.1	1,027,769	101.3
Less:
Loans in process	418	0.0	313	0.0
Allowance for losses	15,188	1.3	13,808	1.4
Unamortized (premiums)/discounts	(2,689)	(0.2)	(1,430)	(0.1)

Net loans receivable	$1,198,070	100.0%	$1,015,078	100.0%

(1)	Includes short-term construction loans to developers.

(2)	Loans for purchase and development of land.

(3)	Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of gross loans receivable in each category to total loans at June 30:

	2008	2007	2006	2005	2004

Single Family loans	68.1%	68.9%	67.7%	66.7%	70.4%
Commercial Real Estate & Multi Family loans	13.2	13.1	12.9	13.3	11.6
Consumer loans	15.1	14.3	15.3	16.0	14.2
Commercial loans	3.6	3.7	4.1	4.0	3.8

Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Contractual Maturities of Loans

The following table presents information regarding loan contractual maturities as of June 30, 2008 by loan categories during the periods indicated. Mortgage loans with adjustable interest rates are shown in the year in which they are contractually due rather than in the year in which they reprice. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank’s loan portfolio:

Amounts Due in	Real Estate	Commercial	Consumer
Years Ending June 30,	Loans(1)	Loans	Loans(3)
	(Dollars in thousands)

2009	$12,969	$20,723	$52,163
2010 — 2013	31,512	17,513	32,530
2014 and thereafter	944,891	5,407	92,255

Gross loans receivable(2)	$989,372	$43,643	$176,948

(1)	Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2)	Variable rate and ARM loans represent approximately 7.5% of gross loans receivable maturing in the year ending June 30, 2009. Of the $976.4 million of real estate loans maturing after June 30, 2009, $340.2 million are fixed rate loans and $636.2 million are adjustable rate loans. Of the $22.9 million of commercial loans maturing after June 30, 2009, $20.5 million are fixed rate loans and $2.4 million are adjustable rate loans. Real estate and commercial loans maturing after June 30, 2009 aggregate $999.3 million, of which $360.7 million are fixed rate loans and $638.6 million are adjustable rate loans.

(3)	Of the $124.8 million of consumer loans maturing after June 30, 2009, $123.5 million are fixed rate loans and $1.3 million are adjustable rate loans.

The average life of mortgage loans has been substantially less than the average contractual terms of such loans because of loan prepayments and, to a lesser extent, because of enforcement of due-on-sale clauses, which enable Parkvale to declare a loan immediately due and payable in the event that the borrower sells or otherwise disposes of the real property. The average life of mortgage loans tends to increase, however, when market rates on new mortgages substantially exceed rates on existing mortgages and, conversely, decrease when rates on new mortgages are substantially below rates on existing mortgages. During the past five fiscal years, many borrowers refinanced their mortgage loans in order to take advantage of low market rates.

Origination, Purchase and Sale of Loans

As a Pennsylvania-chartered, federally insured savings bank, the Bank has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2008, the majority of loans in Parkvale’s portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan and tri state area. However, 44.4% and 46.7% of Parkvale’s total mortgage loan portfolio at June 30, 2008 and 2007, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Ohio, West Virginia, and Virginia. Loan purchases of $87.7 million amounted to 52.6% of Parkvale’s total origination and purchases for fiscal 2008 as compared to loan purchases of $142.9 million, or 62.3% of total originations and purchases in fiscal 2007. See further discussion below.

Parkvale originates new loans primarily within its primary market area or through the PMC office in Columbus, Ohio. In addition, Parkvale purchases loan participations and whole loans from other institutions in the secondary market.

All of Parkvale’s mortgage lending is subject to its written underwriting standards and to loan origination procedures approved by the Board of Directors. Decisions on loan applications are based upon a number of factors including, but not limited to, property valuations by independent appraisers, credit history and cash flow available to service debt. Parkvale’s Loan Committee consists of at least three senior officers and is authorized to approve residential, consumer and commercial real estate credit requests up to $750,000. Requests exceeding $750,000 and requests exceeding $375,000 in which the total borrower loan relationship exceeds $1.5 million must be recommended for approval by the Loan Committee and require specific Board of Directors or its Executive Committee approval. The Loan Committee is authorized to approve commercial and industrial credit requests up to $600,000. Requests in excess of $600,000 and for extension of credit in excess of $300,000 where the total borrowing relationship exceeds $1.2 million must be recommended for approval by Loan Committee and require specific Board of Directors or its Executive Committee approval. Additionally, the Loan Committee has the authority to approve municipal and school district tax anticipation loans without regard to dollar limit. Borrowing relationships with municipalities and school districts are subject to regulatory lending limits. Tax anticipation loans approved by the Loan Committee are submitted to the Board of Directors for ratification.

Under policies adopted by Parkvale’s Board of Directors, Parkvale limits the loan-to-value ratio to 80% on newly originated residential mortgage loans, or up to 97% with private mortgage insurance. Depending upon the amount of private mortgage insurance obtained by the borrower, Parkvale’s loan exposure may be reduced to 65% of the value of the property. Commercial real estate loans generally do not exceed 80% of the value of the secured property. In addition, it is Parkvale’s general policy to obtain title insurance policies or certificates of title insuring that Parkvale has a valid first lien on mortgaged real estate.

Originations by Parkvale.  Historically, Parkvale has originated mortgage loans primarily through referrals from real estate brokers, builders and direct customers, as well as refinancing for existing customers. Parkvale makes consumer and commercial loan originations within its primary market area. Total loan originations for the fiscal years ending June 30, 2008, 2007 and 2006 were $190.7 million, $160.6 million and $147.0 million, respectively. See the chart on page 5 for detailed activity for the past three fiscal years.

Loan Purchases.  The asset/liability strategy of investing in ARM loans provides flexibility in a volatile interest rate environment. Parkvale loan purchases were $87.7 million in fiscal 2008 compared to $142.9 million in fiscal 2007. The decreased level of purchases was related to the uncertainties in the secondary mortgage market that began in August 2007. In fiscal 2008, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale’s underwriting standards and are purchased from reputable mortgage banking institutions.

Residential Real Estate Loans

Parkvale offers fixed-rate mortgages and ARMs with amortization periods of up to 40 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 66.4%, 72.3% and 78.2% of total mortgage loan originations and purchases in fiscal 2008, 2007 and 2006, respectively. At June 30, 2008, ARMs represented 66.9% of Parkvale’s total residential loan portfolio. ARM loans generally do not adjust as rapidly as Parkvale’s cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets. Loans included in the loan portfolio that are interest only for the initial years of the loan aggregated $259.1 million at June 30, 2008. The interest only loans have demonstrated an adequate repayment experience to date.

Commercial Real Estate Loans

The balance of commercial real estate mortgages was $113.6 million at June 30, 2008 versus $112.3 million at June 30, 2007. Commercial loans offer more attractive yields than residential real estate loans, but are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Greater Pittsburgh and tri-state area, which traditionally has not experienced the dramatic real estate price fluctuations that have occurred in certain other geographic areas.

Consumer Loans

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, student loans, personal loans, home improvement loans, credit cards and automobile loans. Total consumer loans outstanding at June 30, 2008 increased by $3.4 million to $176.9 million from $173.5 million at June 30, 2007. Parkvale offers home equity lines of credit up to 120% of collateral value at a competitive introductory rate. Of an aggregate $48.5 million in outstanding lines of credit at June 30, 2008, $43.2 million have a loan to value ratio of up to 90% and $5.3 million have a loan to value ratio of 90% or above. Consumer loans generally have shorter terms and greater interest rate sensitivity and margins than residential real estate loans.

Home equity lines are revolving and range from $5,000 to $250,000. The amount of the available line of credit is determined by the borrower’s ability to pay, their credit history and the amount of collateral equity. Personal and overdraft lines of credit are generally unsecured and are extended for $500 to $50,000. Line of credit interest rates are variable and indexed to Parkvale’s prime rate.

Parkvale has offered student loans through its community-banking network. Parkvale receives a guaranteed rate on such loans indexed to the 91-day United States Treasury bill rate and generally sells the loans to the Student Loan Marketing Association (“SLMA”) in order to avoid costly servicing expenses. In fiscal 2009, education loans may not be offered if SLMA discontinues its purchase program.

Parkvale’s deposit loans are made on a demand basis for up to 100% of the balance of the account securing the loan. The interest rate on deposit loans generally equals the rate on the underlying account plus a minimum of 100 basis points.

Parkvale no longer originates loans through PV Financial Service, Inc. (PVFS). PVFS’s portfolio balance was $1.0 million at June 30, 2008 and $1.4 million at June 30, 2007. This portfolio is collateralized by single-family residential properties. PVFS has not generated additional loans during the last five fiscal years. In May 2002, the Bank instituted risk based pricing procedures for home equity loans that were previously originated by PVFS.

Commercial Loans

Parkvale’s commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Parkvale offers both secured and unsecured commercial loans. In originating commercial loans, the borrower’s historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale’s prime rate. Fixed-rate commercial loans are extended based upon Parkvale’s ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $43.6 million and $45.2 million at June 30, 2008 and 2007, respectively.

Loan Servicing and Loan Fees

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac. Parkvale is an approved seller/servicer with Freddie Mac. During fiscal 2003, the Bank entered into an agreement with Freddie Mac, in which the Bank sold $12.2 million of 1-4 family mortgages and retained the servicing for such loans. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for others was $53.1 million at June 30, 2008 and was $59.1 million at June 30, 2007. During fiscal 2008, 2007 and 2006, there were few sales. In fiscal 2009, Parkvale may sell a portion of newly originated fixed rate loans. Prior to fiscal 2003, mortgage loan securitizations or sale transactions were limited to certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not be the servicer of these loans depending on the terms of the specific program.

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

Parkvale defers loan origination and commitment fees and certain direct loan origination costs over the contractual life of a loan as an adjustment of yield. Indirect loan origination costs are charged to expense as incurred. Deferred loan origination fees were $163,000, $400,000 and $499,000 at June 30, 2008, 2007 and 2006, respectively. The balances primarily reflect the fees deferred related to the commercial real estate and commercial loan portfolio.

Nonperforming Loans and Foreclosed Real Estate

See Management’s Discussion and Analysis — Non-Performing Loans and Foreclosed Real Estate for information regarding Parkvale’s nonaccrual loans and foreclosed real estate.

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

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value of collateral is insufficient compared to the contractual amount due. Parkvale excludes single-family loans and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. The Bank had $1.1 million of loans classified as impaired at June 30, 2008 and a $191,000 loan classified as impaired at June 30, 2007. The average recorded investment in impaired loans was $969,000, $229,000 and $71,000 in fiscal 2008, 2007 and 2006, respectively. The amount of interest income that has not been recognized was $94,000 for fiscal 2008, $69,000 for fiscal 2007 and $10,000 for fiscal 2006. Impaired assets include $3.3 million of foreclosed real estate as of June 30, 2008. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell.

Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses for the years ended June 30:

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Beginning balance	$14,189	$14,907	$15,188	$13,808	$15,013
Allowances from acquisitions	—	—	—	1,897	—
Provision for (recovery of) loan losses	2,331	828	736	229	(106)
Loans recovered:
Consumer	54	19	25	23	122
Commercial	18	13	8	6	6
Mortgage	241	27	106	47	235

Total recoveries	313	59	139	76	363

Loans charged-off:
Consumer	(453)	(287)	(755)	(203)	(301)
Commercial	(372)	(842)	(178)	(423)	(779)
Mortgage	(759)	(476)	(223)	(196)	(382)

Total charge-offs	(1,584)	(1,605)	(1,156)	(822)	(1,462)

Net charge-offs	(1,271)	(1,546)	(1,017)	(746)	(1,099)

Ending balance	$15,249	$14,189	$14,907	$15,188	$13,808

Percentage of net charge-offs to average loans outstanding	0.11%	0.13%	0.08%	0.07%	0.10%

During fiscal 2007, a $500,000 commercial line of credit was charged off as a commercial borrower declared bankruptcy and ceased operations. The Bank liquidated the borrower’s remaining assets during fiscal 2008 and 2007. The Bank does not expect any significant recovery. The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Nonaccrual, substandard and doubtful commercial and other non-residential real estate loans are considered for impairment. Impaired loans are generally evaluated based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. Based on this evaluation, specific allowances are established on impaired loans when necessary.

The allowance for loan loss was $15.2 million at June 30, 2008 and $14.2 million at June 30, 2007 or 1.25% and 1.14% of gross loans at June 30, 2008 and 2007, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The adequacy of the allowance for loan loss is continually monitored by management with an emphasis on identifying potential portfolio risks to detect potential credit deterioration in the early stages, including trends and risks in the market place and loan types. Management, in conjunction with the Loan Review Committee, establishes allowances based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses. See Management’s Discussion and Analysis in this Annual Report for information regarding Parkvale’s “Allowance for Loan Losses” and “Provision for Loan Losses”.

Investment Activities

In accordance with policies established by Parkvale’s Board of Directors, investment decisions are made by authorized officers including the Chief Executive Officer or the Chief Financial Officer.

Parkvale’s investment portfolio consisted of the following securities at June 30 of the years indicated.

	2008	2007	2006
	(Dollars in thousands)

U.S. Government and agency obligations	$71,411	$266,996	$323,151
Municipal obligations	4,050	5,234	4,872
Corporate debt	139,161	49,667	31,112
Mortgage-backed securities	198,406	27,466	38,131
Equity securities (at market value)	31,347	30,580	27,917

Total investment portfolio	$444,375	$379,943	$425,183

Of the U.S. Government and agency obligations in the portfolio at June 30, 2007, $256.5 million were called or matured during fiscal 2008. Such funds were redeployed into other investments, including mortgage-backed securities, corporate debt (including trust preferred securities) and other U.S. Government and agency obligations.

As part of its investment strategy, Parkvale also invests in mortgage-backed securities, which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“GNMA”) as well as collateralized mortgage obligations (“CMO”). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae securities are guaranteed by their respective government sponsored agencies. At June 30, 2008, Parkvale had $198.4 million, or 10.7% of total assets invested in mortgage-backed securities, as compared to 1.5% and 2.1% at June 30, 2007 and 2006, respectively. At June 30, 2008, the mortgage-backed securities included Freddie Mac ($4.8 million); GNMA ($1.4 million); Fannie Mae ($10.2 million) and CMOs ($182.0 million). The fiscal 2008 CMO purchases with remaining balances of $177.7 million at June 30, 2008 included 22 privately pooled offerings issued by nationwide issuers of mortgage obligations. All of the fiscal 2008 CMO purchases are rated AAA and are adjustable rate securities with a weighted average yield of 5.84% at June 30, 2008. All of the CMOs and other mortgage-backed securities were current at June 30, 2008.

The Federal Housing Finance Agency recently placed Freddie Mac and Fannie Mae into conservatorship, with the United States Treasury to purchase up to $100 billion of senior preferred stock in each company as needed for such entities to maintain a positive net worth.

The following table shows mortgage-backed security activity during the years ended June 30.

	2008	2007	2006
	(Dollars in thousands)

Mortgage-backed securities at beginning of year	$27,466	$38,131	$43,388
Purchases	191,587	—	5,168
Principal repayments	(20,647)	(10,665)	(10,425)

Mortgage-backed securities at end of year	$198,406	$27,466	$38,131

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2008:

	Carrying
	Balance	%
	(Dollars in thousands)

U.S. Treasury and U.S. Government agencies:
Maturing within five years	$29,998	4.41
Maturing within ten years	5,850	4.66
Maturing after ten years	35,563	5.11
States of the U.S. and political subdivisions:
Maturing within one year	301	5.61
Maturing within five years	2,005	4.75
Maturing within ten years	1,443	5.06
Maturing after ten years	301	3.52
Other corporate debt:
Maturing within one year	14,834	4.17
Maturing within five years	29,390	4.00
Maturing after ten years	94,937	5.00
Mortgage-backed securities	198,406	5.71

Subtotal of Held to Maturity Securities	413,028	5.27

Equity securities	31,347	4.86

Total	$444,375	5.24

See Note B of Notes to Consolidated Financial Statements for additional information on Investment Securities.

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

Deposits

Parkvale has established a complete program of deposit products designed to attract both short-term and long-term savings by providing an assortment of accounts and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, commercial checking accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 30 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the STAR network with 48 ATMs currently operated by Parkvale.

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

The following table shows the distribution of Parkvale’s deposits by type of deposit as of June 30.

	2008		2007		2006
	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)

Passbook accounts and statement savings	$192,670	12.9%	$190,907	13.0%	$203,686	14.0%
Checking and money market accounts	409,466	27.4%	388,684	26.5%	384,715	26.5%
Certificate accounts	671,327	45.0%	691,016	47.0%	694,748	47.9%
Jumbo certificates	207,629	13.9%	185,657	12.6%	159,352	11.0%
Accrued interest	12,593	0.8%	12,820	0.9%	9,263	0.6%

Total savings deposits	$1,493,685	100%	$1,469,084	100%	$1,451,764	100%

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

	2008		2007		2006
	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)

Passbook accounts	$185,213	0.85%	$192,319	0.76%	$214,242	0.55%
Checking and money market accounts	402,928	1.15%	389,191	1.15%	388,877	0.89%
Certificate accounts	876,175	4.62%	855,333	4.57%	831,110	3.84%
Accrued interest	14,107	0.00%	12,921	0.00%	10,089	0.00%

	$1,478,423	3.19%	$1,449,764	3.11%	$1,444,318	2.53%

The wide range of deposit accounts offered has increased Parkvale’s ability to retain funds and to be more competitive in obtaining new funds, but does not eliminate the threat of disintermediation. During periods of high interest rates, certificate and money market accounts are more costly than traditional accounts. In addition, Parkvale has become subject to short-term fluctuations in deposit flows as customers have become more rate conscious and inclined to move funds into higher yielding accounts. The ability of Parkvale to attract and maintain deposits along with the impact on the cost of funds is significantly affected by competitive market conditions.

The principal methods used by Parkvale to attract deposits include the offering of a wide range of services and accounts, competitive interest rates, and convenient office hours and locations. Parkvale utilizes traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mail. Parkvale’s deposits are obtained primarily from persons who are residents of Pennsylvania, Ohio and West Virginia. Parkvale neither advertises for deposits outside of Pennsylvania and the Ohio Valley nor utilizes the services of deposit brokers. Nonresidents of the tri-state area held approximately 1.8% of Parkvale’s deposits at June 30, 2008.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

	2008	2007	2006
	(Dollars in thousands)

Decrease before interest credited	$(12,784)	$(14,437)	$(56,325)
Interest credited	37,385	31,757	29,754

Net deposit (decrease) increase	$24,601	$17,320	$(26,571)

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale’s interest rate spread and to better match its interest rate sensitivity.

The following table reflects the makeup of Parkvale’s deposit accounts at June 30, 2008, including the scheduled quarterly maturity of certificate accounts.

		% of Total
	Amount	Deposits	Rate
	(Dollars in thousands)

Passbook and club accounts	$192,670	12.9%	0.85%
Checking and money market accounts	409,466	27.4%	1.15%

Total non-certificate accounts	602,136	40.3%	1.03%
Certificates maturing in quarter ending:
September 30, 2008	140,771	9.4%	3.83%
December 31, 2008	213,583	14.4%	3.94%
March 31, 2009	106,132	7.1%	4.04%
June 30, 2009	104,823	7.0%	4.12%
September 30, 2009	40,065	2.7%	4.07%
December 31, 2009	28,649	1.9%	4.43%
March 31, 2010	73,699	4.9%	4.83%
June 30, 2010	27,778	1.9%	4.76%
September 30, 2010	14,765	1.0%	3.73%
December 31, 2010	7,748	0.5%	4.05%
March 31, 2011	6,683	0.4%	4.75%
June 30, 2011	4,873	0.3%	3.88%
Thereafter	109,387	7.4%	4.66%

Total certificate accounts	878,956	58.9%	4.17%
Accrued interest	12,593	0.8%	0.0%

Total deposits	$1,493,685	100.0%	3.19%

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2008 which mature during the years ending June 30:

	2009	2010	2011	Thereafter	Total
	(Dollar in thousands)

Certificates of deposit:
Under 4.00%	$288,282	$51,018	$18,414	$10,931	$368,645
4.00% to 5.99%	271,834	113,120	12,389	98,288	495,631
6.00% to 7.99%	5,193	6,053	3,266	168	14,680

Total certificates of deposit	$565,309	$170,191	$34,069	$109,387	$878,956

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2008 are summarized as follows:

(Dollars in thousands)
3 months or less	$44,927
Over 3 months through 6 months	47,339
Over 6 months through 12 months	46,065
Over 12 months	69,298

Total	$207,629

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

The following table sets forth information concerning Parkvale’s advances from the FHLB of Pittsburgh for the years ended June 30.

	2008	2007	2006
	(Dollars in thousands)

Average balance outstanding	$206,534	$215,518	$217,084
Maximum amount outstanding at any month-end during the period	$211,638	$215,942	$226,941
Average interest rate	4.96%	5.09%	5.01%
Balance outstanding at June 30	$191,430	$211,658	$221,885

The decrease in the outstanding balance from $211.7 million at June 30, 2007 to $191.4 million at June 30, 2008 is due to the maturity of $20.0 million in advances in fiscal 2008.

Subsidiaries

PFC conducts substantially all of its operations through the Bank, which is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania.

PFC also had two other subsidiaries. Parkvale Statutory Trust I (“PSTI”) and Advance Statutory Trust I (“ASTI”), which were Connecticut chartered investment companies. PSTI and ASTI were formed in 2002 with aggregate borrowings of $32.2 million, which was contributed to the Bank in the form of Tier 1 capital. ASTI was dissolved in fiscal 2008 upon the repayment of all obligations on December 26, 2007. PSTI was dissolved in fiscal 2007 upon the repayment of all obligations on March 26, 2007.

Pennsylvania law permits a Pennsylvania-chartered, federally insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when these funds are utilized for community or inner-city development or investment. Because Parkvale’s subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2008, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.

Parkvale Bank’s wholly owned subsidiaries include Parkvale Investment Corporation (“PIC”), Parkvale Mortgage Corporation (“PMC”), PV Financial Service, Inc. (“PVFS”) and Renaissance Corporation (“Renaissance”). PIC was formed in fiscal 2000 as a Delaware investment corporation. PMC was acquired in 1986 and operated two offices originating residential mortgage loans for the Bank through fiscal 2006. The PMC office in Fairfax, Virginia was closed in conjunction with expiration of the lease in the first quarter of fiscal 2007. For additional information regarding PMC, see “Lending Activities”. PVFS was incorporated in 1972. From 1997 until 2002, PVFS operated as a subprime lending subsidiary by extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. PVFS has not originated loans for the past five fiscal years. At June 30, 2008, PVFS had net assets of $1.7 million, which included $596,000 in cash and $1.0 million of loans outstanding. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2008 is $149,000 in cash.

Competition

Parkvale faces substantial competition both in the attraction of deposits and in the making of mortgage and other loans in its primary market area. Competition for the origination of mortgage and other loans principally comes from other community banks, commercial banks, mortgage banking companies, credit unions and other financial service corporations located in the tri-state area. Because of the wide diversity and large number of competitors, the exact number of competitors changes frequently. Parkvale’s most direct competition for deposits has historically come from other community banks, commercial banks and credit unions located in southwestern Pennsylvania, northern West Virginia and eastern Ohio. In times of higher interest rates, Parkvale also encounters significant competition for investors’ funds from short-term money market securities and other corporate and government securities. During a lower interest rate environment, Parkvale and other depository institutions experience increased competition from stocks, mutual funds, and other direct investments offering the potential for higher yields.

Parkvale competes for loans principally through the interest rates and loan fees it charges on its loan products. In addition, Parkvale believes it offers a high degree of professionalism and quality in the services it provides. It competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with inter-branch deposit and withdrawal privileges. Parkvale believes its offices are strategically located within the tri-state area, which provides Parkvale with both an opportunity to become an integral part of the local communities within the region and the means of competing with larger financial institutions doing business within the tri-state area. In addition, Parkvale has three offices located in downtown Pittsburgh to provide services to the business community and suburban customers working and shopping in the City of Pittsburgh.

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

Employees

As of June 30, 2008, Parkvale and its subsidiaries had 391 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union and Parkvale believes it has satisfactory relations with its personnel.

REGULATION

General

Set forth below is a brief description of certain laws and regulations, which are applicable to PFC and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

Insurance and Regulatory Structure.  The Deposit Insurance Fund (“DIF”) is administered by the FDIC in accordance with February 8, 2006 deposit reform legislation. This legislation merged the former Bank Insurance Fund and the Savings Association Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums. Major provisions in the legislation include:

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

The Bank received a credit of $1.5 million in June 2007 that has been utilized throughout fiscal 2008 to offset new FDIC premiums by $758,000. The credit balance of $746,000 at June 30, 2008 is expected to offset approximately $721,000 of premiums otherwise due to the FDIC for fiscal 2009 expense. The remaining credit estimated at $25,000 is expected to offset expense in the September 2009 quarter. Upon full utilization of the FDIC credit, FDIC insurance is expected to increase by $180,000 per quarter or $720,000 annually.

Capital Standards.  The Bank is required to maintain Tier I (Core) capital equal to at least 4% of the institution’s adjusted total assets, and total risk-based capital equal to at least 8.0% of risk-weighted assets. Total capital includes both Tier I and Tier II (supplementary) capital, with Tier II capital limited to no more than the amount of Tier I capital. At June 30, 2008, the Bank was in compliance with all applicable regulatory requirements, with Tier I and total capital ratios of 5.49% and 10.59%, respectively.

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

Engagement of Advisors.  In recognition of the audit committee’s independent status, each audit committee is authorized to engage independent counsel and other advisors; and

Payment of Expenses.  The Company must provide the appropriate funding, as determined by the audit committee, for payment of compensation to the auditors and advisors of the audit committee. In 2002, the SEC published accelerated filing deadlines for Form 10-K and Form 10-Q. On September 21, 2005, the SEC made permanent the deadlines for accelerated filers. The guidelines that affect Parkvale are for the Form 10-K, filing deadline is 75 days or September 13 or the next business day and for the Form 10-Q, quarterly report filing deadline is 40 days, i.e. November 9 or the next business day for the first quarter.

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Pittsburgh, is required to hold a minimum amount of FHLB capital stock equal to the greater of 1% of its aggregating unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of the year or 5% of its outstanding advances from the FHLB. The FHLB board of directors sets these percentages and they are subject to change from time to time with the board’s approval. Parkvale had a $14.7 million investment in stock of the FHLB of Pittsburgh at June 30, 2008 to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member’s shares of stock in the FHLB of Pittsburgh, certain types of mortgages, investments and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2008, the Bank had $191.4 million of outstanding advances from the FHLB of Pittsburgh.

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

Investments in Parkvale’s common stock involve risk. The following discussion highlights risks which management believes are material for the Company, but does not necessarily include all risks that Parkvale may face.

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

The market price of our common stock has declined recently.

Consistent with the recent decline in stock prices generally, particularly for the stocks of financial institutions, the market price of the Parkvale common stock decreased from $29.71 per share at June 30, 2007 to $23.61 per share at June 30, 2008, and has further declined to $22.35 per share as of August 27, 2008. See the performance graph in Item 5 of this document comparing the total return performance of Parkvale common stock to certain indexes.

There are increased risks involved with commercial real estate, commercial business and consumer lending activities.

Our lending activities include loans secured by commercial real estate and commercial business and consumer loans. We have increased our emphasis on originating commercial business and consumer loans in recent years, as well as commercial real estate loans to a lesser extent. We originated $137.7 million of these loans in fiscal 2008, representing 69.6% of total loan originations and 47.7% of total originations and loan purchases in fiscal 2008. In fiscal 2007, we originated $100.6 million of these loans, representing 62.6% of total loan originations and 33.1% of total originations and loan purchases in fiscal 2007. Commercial real estate, commercial business and consumer loans represent 27.7% of our loan portfolio at June 30, 2008. Commercial real estate, commercial business and consumer loans are generally considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved with commercial real estate and commercial business loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At June 30, 2008, the outstanding balances of our largest single commercial real estate loan and commercial business loan were $6.9 million and $2.4 million, respectively. While we have not had significant charge-offs of commercial real estate loans and commercial business loans in recent years, if one of these large loans were to become non-performing, it could have a significant impact on our results of operations. Consumer loans also involve greater risks than single-family residential loans, as it is more difficult to recover collateral on those loans that are secured and certain consumer loans are unsecured. In addition, the recent increases in the originations of commercial real estate, commercial business and consumer loans mean that our portfolio of these loans is significantly weighted with loans which are not well seasoned and are generally perceived to be more susceptible to adverse economic conditions than older loans.

There are increased risks associated with our interest only loans.

At June 30, 2008, our loan portfolio includes $259.1 million of loans that are interest only for the initial years of the loans, representing 14.0% of total assets at that date. The initial interest only years of the loans range from three to five years. These loans have a higher degree of risk than fully amortizing loans, as the original loan balance does not decline during the interest only period of the loan. The risks associated with these loans are increased if housing prices decline after the loan is originated.

We will be adversely affected if housing prices continue to decline.

A decline in housing prices adversely affects us in several ways. First, we generally limit the loan-to-value ratio to 80% on newly originated residential mortgage loans. A decline in housing prices after the loan is originated results in an increase in the loan-to-value ratio, which increases the risks associated with such loans. Second, borrowers who experience a decline in the market value of their house, particularly a decline below their outstanding mortgage balance, are more likely to be delinquent in their loan payments and to experience a foreclosure on their mortgage. Third, a decline in housing prices generally leads to higher foreclosure rates, and the value of the properties we receive may be less than the outstanding mortgage balance. Fourth, the value of the mortgage-backed securities held by us, which are secured by residential properties, is likely to decline. At June 30, 2008, we held $198.4 million of mortgage-backed securities, representing 10.7% of our total assets. Fifth, our consumer loan portfolio includes home equity lines of credit up to 120% of collateral value at a competitive introductory rate, and the risks associated with these loans will increase if housing prices continue to decline. Sixth, a decline in housing prices is likely to lead to increased provisions for loan losses, which would adversely affect our net income.

Our allowance for loans losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectibility of our loan portfolio, which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic slowdown, the increased number of foreclosures and lower real estate values, one of the most pressing current issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. Many banks and other lenders are reporting significantly higher provisions to their allowance for loan losses, which are materially impacting their earnings. In the event that we have to increase our allowance for loan losses, it would have an adverse effect on our results in future periods. At June 30, 2008, our allowance for loan losses amounted to $15.2 million, while our total loan portfolio was $1.2 billion at such date.

Our business is geographically concentrated in the greater Pittsburgh and tri state area, which makes us vulnerable to downturns in the local economy.

The majority of our loans are to individuals and businesses located generally in the greater Pittsburgh and tri state area, consisting of southwestern Pennsylvania, eastern Ohio and northern West Virginia. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While economic conditions in our primary market area have been relatively good in recent periods, the concentration of our business operations makes us vulnerable to downturns in the local economy. Declines in local real estate values could adversely affect the value of property used as collateral for the loans we make.

Interest rate volatility could harm our results of operations.

Parkvale’s results of operations depend to a great extent on the difference between the interest earned on loans and investment securities and the interest paid on deposits and other borrowings. Interest rates are beyond our control and fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and borrowings. Although increases in interest rates would result in additional interest income from each new loan made or serviced, the number of new loans is likely to decrease as interest rates rise. Any revenue reductions from fewer loans and increased interest expense paid in connection with borrowed funds and deposits may not be offset by the higher income as a result of increased interest rates, which would adversely affect our interest rate spread and net interest income. Changes in interest rates also can affect the value of our interest-earning assets and our ability to realize gains from the sale of such assets, our ability to obtain and retain deposits in competition with other available investment alternatives, and the ability of our borrowers to repay adjustable or variable rate loans.

The fair value of our investment securities held to maturity is less than the carrying value of such securities.

At June 30, 2008, the amortized cost or carrying value of our investment securities held to maturity was $413.0 million, or 22.3% of our total assets. At such date, the fair value of such securities was $383.9 million. Because the declines in the fair value of individual held-to-maturity securities are currently deemed to be temporary, the investment securities have not been written down to their fair value. The investment securities at June 30, 2008 include trust preferred securities with an aggregate amortized cost of $94.9 million and an aggregate fair value of $72.1 million. As discussed in Note B of Notes to Consolidated Financial Statements, we are closely monitoring our investments in trust preferred securities in light of recent price volatility and recently deferred payments. Continued interest deferrals or price declines could result in a write-down of one or more of the trust preferred investments or of the other investment securities that have a fair value below amortized cost.

If Parkvale does not adjust to changes in the financial services industry, its financial performance may suffer.

Parkvale’s ability to maintain its history of favorable financial performance and return on investment to shareholders will depend in part on the ability to expand its scope of available financial services to customers. In addition to other banks, competitors include security dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

We face strong competition that may adversely affect our profitability.

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. As of June 30, 2008, we were the 11th largest institution, in terms of assets, with a significant presence in western Pennsylvania. We are significantly smaller than the ten largest depository institutions operating in western Pennsylvania, which had more than 85% of the total deposits in the greater Pittsburgh metropolitan area at June 30, 2007. The financial resources of these larger competitors may permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. Certain of our competitors are larger financial institutions with substantially greater resources, more advanced technological capabilities, higher lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

Future governmental regulation and legislation could limit our growth.

Parkvale is subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of our operations, and the extensive regulation is intended primarily for the protection of depositors. Changes to these laws could affect the ability to deliver or expand services and diminish the value of our business. See “Regulation” for additional information.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Parkvale presently conducts business from its main office building and 47 branch offices located in the tri-state area. Parkvale owns the building and land for 25 offices and leases the remaining 23 offices. Such leases expire through 2041. PMC leases one facility in Ohio for a loan origination center. At June 30, 2008, land, building and equipment had a net book value of $18.9 million.

Item 3.	Legal Proceedings.

PFC and its subsidiaries, in the normal course of business, are subject to a number of asserted and unasserted potential legal claims. In the opinion of management, there is no present basis to conclude that the resolution of these claims will have a material adverse impact on the consolidated financial condition or results of operations of PFC or its subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Shareholders Matters.

(a) The Annual Meeting of Shareholders will be held at 10:00 a.m., Thursday, October 23, 2008, at the Pittsburgh Athletic Association, 4215 Fifth Avenue, Pittsburgh, Pennsylvania 15213.

Parkvale’s Common Stock is traded in the over-the-counter market and quoted on the NASDAQ Global Select Market System under the symbol “PVSA.” Prices shown below are based on the prices reported by the NASDAQ system. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Quarter Ended	High	Low	Dividends

June 2008	$28.24	$23.33	$0.22
March 2008	28.93	24.66	0.22
December 2007	30.00	26.00	0.22
September 2007	30.50	26.50	0.22
June 2007	$30.24	$28.34	$0.22
March 2007	31.77	28.21	0.20
December 2006	34.60	31.08	0.20
September 2006	30.83	28.25	0.20

There were 5,482,695 shares of Common Stock outstanding as of August 25, 2008, the Voting Record Date, which shares were held as of such date by approximately 340 holders of record.

Transfer Agent
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
Toll free phone: 1 (800) 368-5948
Fax: (908) 497-2312
Website: www.rtco.com

INFORMATION REQUESTS
A copy of the 2008 Annual Report and Form 10-K of Parkvale Financial Corporation filed with the Securities and Exchange Commission, and a list of exhibits thereto, will be furnished to shareholders without charge upon written request to the Treasurer of the Corporation at its Headquarters Office, 4220 William Penn Highway, Monroeville, PA 15146. The telephone number is (412) 373-7200. Parkvale’s website is http://www.parkvale.com.

(b) None.

(c) During the year ended June 30, 2008, Parkvale purchased 172,419 shares at an average price per share of $28.71.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs(1)

April 1-30, 2008	—	—	—	108,581
May 1-31, 2008	—	—	—	108,581
June 1-30, 2008	—	—	—	108,581

(1)	The repurchase program approved on June 21, 2007 expired on June 30, 2008.

Performance Graphs

The following graphs compare the yearly cumulative total return of the Common Stock over a five-year measurement period with (i) the yearly cumulative total return on the stocks included in the Nasdaq Market Index, (ii) the yearly cumulative total return on the stocks included in the Nasdaq Financial Stock Market Index and (iii) the S&P 500 total return data. The source of the graph and chart is SNL Financial. All of the cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The starting point for all graphs assumes the investment of $100 at the beginning of the period.

Total Return Performance

	Period Ending
Index	06/30/03	06/30/04	06/30/05	06/30/06	06/30/07	06/30/08
Parkvale Financial Corporation	100.00	110.85	118.52	130.44	136.08	111.74

NASDAQ Composite	100.00	126.19	126.75	133.85	160.42	141.30

NASDAQ Financial	100.00	118.35	127.18	133.33	143.71	103.03

S&P 500	100.00	119.11	126.64	137.57	165.89	144.13

Item 6.	Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

	2008	2007	2006	2005	2004
	(Dollar amounts in thousands except per share data)

Balance Sheet Data at June 30:
Total assets	$1,851,392	$1,844,231	$1,858,715	$1,875,844	$1,612,453
Loans	1,201,665	1,234,397	1,217,328	1,198,070	1,015,078
Investment securities	444,375	379,943	425,183	485,102	497,946
Deposits	1,493,685	1,469,084	1,451,764	1,478,335	1,281,971
FHLB advances and other debt	213,395	224,764	239,413	240,257	190,403
Shareholders’ equity	131,631	129,670	122,704	112,971	104,686
Book value per share	24.01	23.10	21.64	20.09	18.76

Operating Data for the Year Ended June 30:
Total interest income	$97,882	$97,260	$89,575	$77,522	$70,043
Total interest expense	57,978	58,871	50,977	42,765	41,519

Net interest income	39,904	38,389	38,598	34,757	28,524
Provision for loan losses	2,331	828	736	229	(106)

Net interest income after provision for loan losses	37,573	37,561	37,862	34,528	28,630
Noninterest income	8,452	10,358	9,415	8,176	8,068
Noninterest expenses	28,623	28,039	27,640	25,597	22,346

Income before taxes	17,402	19,880	19,637	17,107	14,352
Income tax expense	4,599	6,455	6,325	5,440	4,336

Net income	$12,803	$13,425	$13,312	$11,667	$10,016

Net income per diluted share	$2.31	$2.34	$2.33	$2.06	$1.77

Other Selected Data (Statistical Profile):

Year Ended June 30:
Average yield earned on all interest-earning assets	5.66%	5.55%	5.11%	4.64%	4.53%
Average rate paid on interest-bearing liabilities	3.42	3.44	2.96	2.62	2.77
Average interest rate spread	2.24	2.11	2.15	2.02	1.76
Net yield on average interest-earning assets	2.31	2.19	2.20	2.08	1.84
Other expenses to average assets	1.56	1.51	1.49	1.46	1.39
Efficiency ratio	59.19	57.52	57.57	59.62	61.07
Return on average assets	0.70	0.73	0.72	0.67	0.62
Dividend payout ratio	38.12	34.19	34.33	38.83	42.94
Return on average equity	9.73	10.54	11.26	10.70	9.75
Average equity to average total assets	7.15	6.88	6.38	6.23	6.38

At June 30:
One year gap to total assets	2.07%	1.67%	(3.52)%	3.77%	(0.81)%
Intangibles to total equity	23.04	24.09	26.21	29.32	10.64
Shareholders’ equity to assets ratio	7.11	7.03	6.60	6.02	6.49
Ratio of nonperforming assets to total assets	0.85	0.34	0.25	0.47	0.49
Nonperforming assets	$15,808	$6,196	$4,564	$8,815	$7,953
Allowance for loan losses as a % of gross loans	1.25%	1.14%	1.21%	1.25%	1.34%
Number of full-service offices	48	47	47	46	39

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion is to summarize the financial condition and results of operations of Parkvale Financial Corporation (“PFC”) and provide other information, which is not readily apparent from the consolidated financial statements included in this report. Reference should be made to those statements, the notes thereto and the selected financial data presented elsewhere in this report for a complete understanding of the following discussion and analysis.

INTRODUCTION

PFC is a unitary savings and loan holding company incorporated under the laws of the Commonwealth of Pennsylvania. Its main operating subsidiary is Parkvale Bank (the “Bank”), which is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania. PFC and its subsidiaries are collectively referred to herein as “Parkvale”. Parkvale is also involved in lending in the Columbus, Ohio area through its wholly owned subsidiary, Parkvale Mortgage Corporation (“PMC”).

THE BANK

General

The Bank conducts business in the greater Tri-State area through 48 full-service offices with 41 offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties of Pennsylvania, two branches in West Virginia and five branches in Ohio. With total assets of $1.8 billion at June 30, 2008, Parkvale was the ninth largest financial institution headquartered in the Pittsburgh metropolitan area and eleventh largest financial institution with a significant presence in Western Pennsylvania.

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

Parkvale derives its income primarily from interest charged on loans, interest on investments, and, to a lesser extent, service charges and fees. Parkvale’s principal expenses are interest on deposits and borrowings and operating expenses. Lending activities are funded principally by deposits, loan repayments, and operating earnings.

Lower housing demand in Parkvale’s primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions in the secondary market. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards.

Financial Condition

Parkvale’s average interest-earning assets decreased $4.6 million for the year ended June 30, 2008 over fiscal year 2007. The overall reduction in average total assets is primarily related to the repayment of higher cost debt during fiscal 2008 and in the latter part of fiscal 2007. Debt repayments included trust preferred securities of $7.2 million on December 26, 2007, $25 million on March 26, 2007 and $10 million each of FHLB advances in February and June 2008. Average loan balances decreased $19.6 million, while average deposit balances rose $16.1 million in fiscal year 2008.

Asset and Liability Management

Parkvale functions as a financial intermediary, and as such, its financial condition should be examined in terms of its ability to manage interest rate risk (“IRR”) and diversify credit risk.

Parkvale’s asset and liability management (“ALM”) is driven by the ability to manage the exposure of current and future earnings and capital to fluctuating interest rates. This exposure occurs because the present value of future cash flows, and in many cases the cash flows themselves, change when interest rates change. One of Parkvale’s ALM goals is to minimize this exposure.

IRR is measured and analyzed using static interest rate sensitivity gap indicators, net interest income simulations and net present value sensitivity measures. These combined methods enable Parkvale’s management to regularly monitor both the direction and magnitude of potential changes in the pricing relationship between interest-earning assets and interest-bearing liabilities.

Interest rate sensitivity gap analysis provides one indicator of potential interest rate risk by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. Total assets define the gap ratio as rate-sensitive assets minus rate-sensitive liabilities for a given time period divided by total assets. Parkvale continually monitors gap ratios, and within the IRR framework and in conjunction with net interest income simulations, implements actions to reduce exposure to fluctuating interest rates. Such actions have included maintaining high liquidity, increasing the repricing frequency of the loan portfolio, purchasing adjustable-rate investment securities and lengthening the overall maturities of interest-bearing liabilities. Management believes these ongoing actions minimize Parkvale’s vulnerability to fluctuations in interest rates. The one-year gap ratio shifted from 1.67% at June 30, 2007 to 2.07% as of June 30, 2008, the three-year gap ratio went from 7.53% at June 30, 2007 to -0.92% at June 30, 2008 and the five-year gap ratio was 14.28% at June 30, 2007 versus 8.54% at June 30, 2008. The improvement in the one-year GAP ratio is due to an increase in investments and ARM loans scheduled to reprice or mature within one-year.

Gap indicators of IRR are not necessarily consistent with IRR simulation estimates. Parkvale utilizes net interest income simulation estimates under various assumed interest rate environments to more fully capture the details of IRR. Assumptions included in the simulation process include measurement over a probable range of potential interest rate changes, prepayment speeds on amortizing financial instruments, other imbedded options, loan and deposit volumes and rates, nonmaturity deposit assumptions and management’s capital requirements. The estimated impact on projected net interest income in fiscal 2009 assuming an immediate shift in current interest rates, would result in the following percentage changes over fiscal 2008 net interest income: +100 basis points (“bp”), +13.1%; +200 bp, +7.4%; −100 bp, +13.8%; −200 bp, +5.1%. This compares to projected net interest income for fiscal 2008 made at June 30, 2007 of: +100 bp, +1.7%; +200 bp, −10.3%; −100 bp, +9.7%; −200 bp, −4.0%. The fluctuation in projected net interest income between fiscal 2008 and 2007 is reflective of wider net interest margins.

Interest-Sensitivity Analysis.  The following table reflects the maturity and repricing characteristics of Parkvale’s assets and liabilities at June 30, 2008 (Dollars in thousands):

Interest sensitive assets	<3 Months	4-12 Months	1-5 Years	5+ Years	Total

ARM and other variable rate loans	$190,231	$272,907	$260,952	$17,034	$741,124
Other fixed rate loans, net(1)	12,762	39,463	181,542	241,219	474,986
Variable rate mortgage-backed securities	4,831	24,711	122,610	41,021	193,173
Fixed rate mortgage-backed securities(1)	192	415	2,167	2,459	5,233
Investments and Federal funds sold	243,942	791	53,504	28,329	326,566
Equities, primarily FHLB	4,160	4,733	15,847	6,607	31,347

Total interest-sensitive assets	$456,118	$343,020	$636,622	$336,669	$1,772,429

Ratio of interest-sensitive assets to total assets	24.6%	18.5%	34.4%	18.2%	95.7%

Interest-sensitive liabilities
Passbook deposits and club accounts(2)	$7,706	$26,694	$30,827	$127,443	$192,670
Checking accounts(3)	21,910	17,000	34,002	197,230	270,142
Money market deposit accounts	51,324	44,000	44,000	—	139,324
Certificates of deposit	140,771	424,538	272,346	41,301	878,956
FHLB advances and other borrowings	26,893	—	135,679	50,823	213,395

Total interest-sensitive liabilities	$248,604	$512,232	$516,854	$416,797	$1,694,487

Ratio of interest-sensitive liabilities to total liabilities and equity	13.4%	27.7%	27.9%	22.5%	91.5%

Ratio of interest-sensitive assets to interest-sensitive liabilities	183.5%	67.0%	123.0%	80.9%	104.6%

Periodic Gap to total assets	11.21%	(9.14)%	6.47%	(4.33)%	4.21%

Cumulative Gap to total assets	11.21%	2.07%	8.54%	4.21%

(1)	Includes total repayments and prepayments at an assumed rate of 15% per annum for fixed-rate mortgage loans and mortgage-backed securities, with the amounts for other loans based on the estimated remaining loan maturity by loan type.

(2)	Based on historical data, assumes passbook deposits are rate sensitive at the rate of 16.3% per annum, compared with 16.0% for fiscal 2007.

(3)	Include investment checking accounts, which are assumed to be immediately rate sensitive, with remaining interest-bearing checking accounts assumed to be rate sensitive at 10% in the first year and 5% per annum thereafter. Noninterest checking accounts are considered core deposits and are included in the 5+ years category.

Asset Management.  A primary goal of Parkvale’s asset management is to maintain a high level of liquid assets. Parkvale defines the following as liquid assets: cash, federal funds sold, certain corporate debt maturing in less than one year, U.S. Government and agency obligations maturing in less than one year and short-term bank deposits. The average daily liquidity was 19.9% for the quarter ended June 30, 2008. During fiscal 2008, in addition to maintaining high liquidity, Parkvale’s investment strategy was to purchase investment grade securities rated BBB or higher and single-family adjustable rate mortgage (“ARM”) loans to enhance yields and reduce the risk associated with rate volatility.

Parkvale’s lending strategy has been designed to shorten the average maturity of its assets and increase the rate sensitivity of the loan portfolio. In fiscal 2008, 2007 and 2006, 66.4%, 72.3% and 78.2%, respectively, of mortgage loans originated or purchased were adjustable-rate loans. Parkvale has continually emphasized the origination and purchase of ARM loans. ARMs totaled $657.5 million or 67.9% of total mortgage loans at June 30, 2008 versus $712.2 million or 69.8% of total mortgage loans at June 30, 2007. To supplement local mortgage originations, Parkvale purchased loans aggregating $87.7 million, $142.9 million and $139.5 million in fiscal 2008, 2007 and 2006, respectively, from mortgage bankers and other financial institutions. The loan packages purchased were predominately 3/1 and 5/1 residential ARMs. All of the fiscal 2008, 2007 and 2006 purchases were residential ARMs that were generally originated at competitive rates that may be considered teaser rates as the rates are projected to increase when the rates contractually reset in future periods. The loans purchased from others are reviewed for underwriting standards that include appraisals, creditworthiness and acceptable ratios of loan to value and debt to income that are calculated at fully indexed rates. The practice of purchasing loans or ARM securities in the secondary market is expected to continue in fiscal 2009 when liquidity exceeds targeted levels. At June 30, 2008, Parkvale had commitments to originate mortgage loans totaling $5.2 million and commercial loans of $8.8 million. Commitments to fund construction loans in process at June 30, 2008 were $10.0 million, which were funded from current liquidity.

Parkvale continues to focus on its consumer loan portfolio through new originations. Home equity lines of credit are granted up to 120% of collateral value at competitive rates. In general, these loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans. At June 30, 2008 and 2007, consumer loans were $176.9 million and $173.5 million which represented a 2.0% increase and a 4.9% decrease over the balances at June 30, 2007 and 2006, respectively, with fixed-rate second mortgage loans totaling $100.8 million, $98.7 million and $90.6 million of outstanding balances at June 30, 2008, 2007 and 2006, respectively.

Investments in mortgage-backed securities and other securities, such as U.S. Government and agency obligations and corporate debt, are purchased to enhance Parkvale’s overall net interest margin and to diversify asset concentration. During fiscal 2008, Parkvale purchased an aggregate of $361.7 million of investment securities classified as held to maturity, compared to $134.8 million of such purchases in fiscal 2007 and $53.0 million in fiscal 2006. Of the amount purchased in fiscal 2008, $283.0 million had adjustable interest rates. Of the adjustable rate securities purchased, 52% are tied to one-year treasury or Libor indices, 16% are tied to six month Libor, 27% are tied to three month Libor and 5% are tied to one month Libor. These adjustable securities were purchased at an average yield of 6.25%. Yields fell as the index rates decreased in the second half of the fiscal year. At June 30, 2008, the combined weighted average yield on adjustable corporate securities and collateralized mortgage obligations was 5.32%. If the interest rate indices were to fall further, net interest income may decrease if the net yield, after discount amortization, on these securities, as well as other liquid assets and ARM loans were to fall faster than liabilities would reprice. Substantially all debt securities are classified as held to maturity and are not available for sale or held for trading.

Liability Management.  Deposits are priced according to management’s asset/liability objectives, alternate funding sources and competitive factors. Certificates of deposits maturing after one year as a percent of total deposits were 21.2% at June 30, 2008 and 24.8% at June 30, 2007. The reduced percentage of longer-term certificates is reflective of consumer preference for shorter-terms. Over the past 5 years, Parkvale has made a concentrated effort to increase low cost deposits by attracting new checking customers to our community branch offices. During fiscal 2008, checking accounts increased by 10.0% compared to a 1.0% increase during fiscal 2007. Parkvale’s primary sources of funds are deposits received through its branch network, and advances from the Federal Home Loan Bank (“FHLB”). FHLB advances can be used on a short-term basis for liquidity purposes or on a long-term basis to support lending activities.

Contractual Obligations

Information concerning our future contractual obligations by payment due dates at June 30, 2008 is summarized as follows. Contractual obligations for deposit accounts do not include accrued interest. Payments for deposits other than time, which consist of noninterest bearing deposits and money market, NOW and savings accounts, are based on our historical experience, judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

	Due < One Year	1-3 Years	3-5 Years	5+ Years	Total
	(Dollars in thousands)

Deposits other than time	$168,634	$91,828	$17,001	$324,673	$602,136
Time deposits	565,309	204,260	68,086	41,301	878,956
Advances from FHLB	5,000	35,000	40,180	111,250	191,430
Operating leases	1,054	1,576	769	2,401	5,800

Total	$739,997	$332,664	$126,036	$479,625	$1,678,322

Concentration of Credit Risk

Financial institutions, such as Parkvale, generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility of loss is known as credit risk.

Credit risk is increased when lending and investing activities concentrate a financial institution’s earning assets in a way that exposes the institution to a material loss from any single occurrence or group of related occurrences. Diversifying loans and investments to prevent concentrations of risks is one manner a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include, but not be limited to, geographic concentrations, loans or investments of a single type, multiple loans to a single borrower, loans made to a single type of industry and loans of an imprudent size relative to the total capitalization of the institution. For loans purchased and originated, Parkvale has taken steps to reduce exposure to credit risk by emphasizing lower risk single-family mortgage loans, which comprise 68.1% of the gross loan portfolio as of June 30, 2008. The next largest component of the loan portfolio is consumer loans at 15.1%, which generally consists of lower balance second mortgages and home equity loans originated in the greater Pittsburgh area and Ohio Valley region and an auto loan portfolio.

Nonperforming Loans and Foreclosed Real Estate

Nonperforming loans and foreclosed real estate (“REO”) consisted of the following at June 30:

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual Loans:
Mortgage	$6,004	$2,746	$1,700	$3,535	$2,610
Consumer	582	416	567	776	420
Commercial	5,943	1,177	1,321	2,850	1,925

Total nonaccrual loans	$12,529	$4,339	$3,588	$7,161	$4,955
Total nonaccrual loans as a % of total loans	1.02%	0.35%	0.29%	0.59%	0.48%
Total foreclosed real estate, net	3,279	1,857	976	1,654	2,998
Total amount of nonaccrual loans and foreclosed real estate	$15,808	$6,196	$4,564	$8,815	$7,953
Total nonaccrual loans and foreclosed real estate as a percent of total assets	0.85%	0.34%	0.25%	0.47%	0.49%

A weakening of the national and to a lesser extent local housing sector and credit markets has contributed towards an increased level of nonaccrual (delinquent 90 days or more) assets. Nonaccrual single-family mortgage loans at June 30, 2008 consisted of 39 owner occupied homes. As of June 30, 2008, $3.3 million or 55.5% of the $6.0 million of nonaccrual mortgage loans were purchased from others. Management believes the loans are well collateralized as single-family loans are generally originated at a maximum of 80% loan to value or the borrower is otherwise required to purchase private mortgage insurance.

Commercial loans delinquent 90 days or more of $5.9 million at June 30, 2008 includes real estate loans of $3.1 million to a residential developer that has experienced very slow sales of spec units, and these loans are in the foreclosure process that was completed on September 2, 2008. An extended unit absorption rate on this multi-phase residential development caused the developer to have financial difficulties that prevented his ability to continue development of this plan. A commercial real estate loan of $756,000 is considered impaired as the primary business operating from this location has closed and foreclosure is in process. The allowance for loan losses was increased during fiscal 2008 to provide for losses on these facilities. A multi-family apartment building loan with a balance of $684,000 is more than 90 days past due and the borrower has declared bankruptcy in response to collection efforts that may result in foreclosure; management believes this facility is well collateralized.

Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that has not been recognized in interest income was $426,000 for fiscal 2008 and $193,000 for fiscal 2007. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans, which are 90 days or more contractually past due.

In addition, loans totaling $4.3 million were classified as special mention and $806,000 were classified as substandard for regulatory purposes at June 30, 2008. The special mention loans consist of $1.1 million of commercial loans and $3.1 million of commercial real estate loans. These loans, while current or less than 90 days past due, have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.

Loans that are 30 to 89 days past due at June 30, 2008 aggregated $11.5 million, including $9.8 million of single-family loans, compared to $8.1 million at June 30, 2007 and $10.8 million at June 30, 2006.

In addition, Parkvale has invested in trust preferred securities issued by other companies. At June 30, 2008, trust preferred securities with an aggregate carrying value of $13.0 million had deferred interest payments aggregating $300,000. For a further discussion of the trust preferred securities held by Parkvale, see Note B of Notes to Consolidated Financial Statements included in Item 8 of this document.

Allowance for Loan Losses

The allowance for loan loss was $15.2 million at June 30, 2008 and $14.2 million at June 30, 2007 or 1.25% and 1.14% of gross loans at June 30, 2008 and June 30, 2007, respectively. The allowance increased during fiscal 2008 commensurate with the increase of troubled loans. The adequacy of the allowance for loan loss is determined by management through an evaluation of individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The loan portfolio is monitored by management on a regular basis for potential risks to detect potential credit deterioration in the early stages. Management then establishes reserves in the allowance for loan loss based upon evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses.

The following table sets forth the allowance for loan loss allocation at June 30:

	2008		2007		2006		2005		2004
	(Dollars in thousands)

General Allowances
Residential 1-4 mortgages	$3,788	24.8%	$2,716	19.1%	$2,855	19.2%	$2,732	18.0%	$2,669	19.3%
Commercial & multi-family mortgage	4,739	31.1%	3,964	27.9%	3,802	25.5%	3,952	26.0%	4,029	29.2%
Consumer Loans	3,510	23.0%	4,154	29.3%	4,568	30.6%	4,794	31.6%	3,542	25.6%
Commercial Loans	2,741	18.0%	2,848	20.1%	3,368	22.6%	3,386	22.3%	2,895	21.0%

Total General	14,778	96.9%	13,682	96.4%	14,593	97.9%	14,864	97.9%	13,135	95.1%
Specific Allowances
Residential 1-4 mortgage	105	0.7%	31	0.2%	32	0.2%	93	0.6%	112	0.8%
Consumer	288	1.9%	426	3.0%	256	1.7%	213	1.4%	269	1.9%
Commercial	78	0.5%	50	0.4%	26	0.2%	18	0.1%	292	2.1%

Total Specific	471	3.1%	507	3.6%	314	2.1%	324	2.1%	673	4.8%
Total Allowances for loan losses	$15,249	100.0%	$14,189	100.0%	$14,907	100.0%	$15,188	100.0%	$13,808	100.0%

The allowance on residential 1-4 family loans is $3.8 million or 0.5% of the residential 1-4 family loan portfolio at June 30, 2008, on commercial and multi-family loans the allowance is $4.7 million or 3.3% of the commercial and multi-family loan portfolio, on consumer loans the allowance is $3.5 million or 1.9% of the consumer loan portfolio and on the commercial loan portfolio the allowance is $2.7 million or 6.3% of the commercial loan portfolio.

Results of Operations

Parkvale Financial Corporation reported net income for the fiscal year ended June 30, 2008 of $12.8 million or $2.31 per diluted share, compared to net income of $13.4 million or $2.34 per diluted share for the fiscal year ended June 30, 2007. The $622,000 decrease in fiscal 2008 net income reflects increases of $3.0 million of net security impairment writedowns, $1.5 million in the provision for loan losses and $584,000 in non-interest expense, offset by a decrease of $1.9 million in income tax expense and increases of $1.5 million in net interest income and $1.1 million in other non-interest income.

Interest Income

Interest income on loans decreased by $333,000 or 0.5% in fiscal 2008. Average loans outstanding in fiscal 2008 were $1.2 billion, representing a decrease of $19.6 million or 1.6%, partially due to a decreased level of loan purchases amounting to $87.7 million during fiscal 2008 compared to $142.9 million in fiscal 2007. Single-family residential loans declined by $31.4 million or 3.7% from June 30, 2007 to June 30, 2008, and multi-family residential loans declined by $2.7 million or 8.4% over the same period. The lower interest income was mitigated by an increase in the average loan yield, which was 5.87% in fiscal 2007 and 5.94% in fiscal 2008. Interest income on loans increased by $3.9 million or 5.8% from fiscal 2007 to 2006. Commercial real estate loans and consumer loans, which have higher yields than single-family residential loans, increased in fiscal 2008. The average yield on loans increased from 5.60% in fiscal 2006 to 5.87% in fiscal 2007. In fiscal 2007, the trend of higher yields earned relates primarily to ARM loans re-pricing at higher rates based on treasury rates and Libor plus contractual additions.

Interest income on investments increased $3.0 million or 15.6% in fiscal 2008. This was the result of an increase in the average yield on investments to 5.36% in fiscal 2008 from 4.66% in fiscal 2007 and by an increase in the average balance of $1.9 million or 0.7% to $409.9 million. The higher yield in fiscal 2008 is reflective of an increase in average corporate debt securities to $105.5 million and the maturity or call of lower yielding agency securities. During fiscal 2008, there was a shift in the investment portfolio from lower yielding U.S. government and agency obligations to higher yielding trust preferred securities and AAA rated collateralized mortgage obligations.

Of the investment securities held to maturity, $301.6 million matured in fiscal 2008, including $236.7 million of U.S. government and agency obligations with an average yield of 4.56%. Parkvale purchased an aggregate of $361.7 million of investment securities classified as held to maturity during fiscal 2008 with an average yield of 5.97%, compared to $134.8 million of such purchases in fiscal 2007 with an average yield of 6.04%. The purchases in fiscal 2008 included $50.1 million of trust preferred securities with an initial yield of 7.45% and $190.6 million of AAA rated collateralized mortgage obligations with a yield of 6.00%. Interest income on investments increased by $917,000 or 5.1% from fiscal 2006 to 2007. This was the result of the average yield on investments increasing to 4.66% in fiscal 2007 from 3.96% in fiscal 2006 and offset by a $48.7 million or 10.7% decrease in the average balance.

Interest income on federal funds sold decreased $2.0 million or 31.9% from fiscal 2007 to 2008. The decrease was attributable primarily to a decrease in the average yield from 5.33% in fiscal 2007 to 3.75% in fiscal 2008, coupled with a decrease in the average federal funds sold balance from $118.6 million in fiscal 2007 to $114.8 million in fiscal 2008. The average balance of federal funds sold increased from $82.2 million in fiscal 2006 to $118.6 million in fiscal 2007 with interest income increasing $2.8 million from fiscal 2006 to 2007. The average yield increased from 4.26% in fiscal 2006 to 5.33% in fiscal 2007.

Interest Expense

Interest expense on deposits increased $1.7 million or 3.7% from fiscal 2007 to fiscal 2008. The average deposit balance increased $16.1 million or 1.1% in fiscal 2008 and the average cost increased from 3.11% in fiscal 2007 to 3.19% in fiscal 2008. The average balance of certificate accounts increased by $20.8 million or 2.4% from fiscal 2007 to fiscal 2008, and the average rate on such accounts increased by five basis points in fiscal 2008. Interest costs increased in fiscal 2008 as maturing time deposits repriced at higher rates due to competition offering a variety of specials to attract funds. Interest expense on deposits increased $8.5 million or 23.1% between fiscal 2006 and 2007. The average cost increased from 2.54% in fiscal 2006 to 3.11% in fiscal 2007, and the average deposit balance increased by $5.4 million or 0.04% from fiscal 2006 to 2007. The average balance of certificate accounts increased by $24.2 million or 2.9% from fiscal 2007 to fiscal 2008, and the average rate on certificate accounts increased from 3.84% in fiscal 2006 to 4.57% in fiscal 2007.

Interest expense on borrowed money decreased by $524,000 or 4.6% in fiscal 2008. This was due to a decrease of $10.9 million in the average balance due to the maturity of FHLB advances. The average cost of borrowings was 4.87% in fiscal 2007 and 4.88% in fiscal 2008. Interest expense on trust preferred securities decreased $2.0 million or 86.5% for fiscal 2008. The average balance decreased $22.1 million or 86.4% and the average cost decreased from 9.20% in fiscal 2007 to 9.10% in fiscal 2008. The lower average balance is attributable to the early extinguishment of $7.2 million of trust preferred securities in December 2007, which resulted in a pre-tax charge of $62,000 ($40,000 after taxes) or $0.01 per diluted share in the December 2007 quarter, and of $25.0 million of trust preferred securities in the March 2007 quarter, which resulted in a pre-tax charge of $625,000 ($407,000 after taxes) or $0.07 per diluted share. In fiscal 2007, interest expense on borrowed money decreased by $323,000 or 2.7%, primarily due to a $12.4 million or 5.0% decrease in average borrowings. The overall average cost of borrowings increased from 4.76% in fiscal 2006 to 4.87% in fiscal 2007. Interest expense on trust preferred securities decreased $238,000 or 9.2% for fiscal 2007, primarily due to the early extinguishment of $25.0 million of trust preferred securities in the March 2007 quarter.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and federal funds sold and interest paid for deposits, borrowings and trust preferred securities. A positive interest rate spread is achieved with interest-earning assets in excess of interest-bearing liabilities, which results in increased net interest income.

Net interest income increased $1.5 million or 3.9% from fiscal 2007 to fiscal 2008. The average interest rate spread increased to 2.24% in fiscal 2008 from 2.11% in fiscal 2007, while average net interest-earning assets decreased $4.6 million or 11.2%. In fiscal 2007, net interest income decreased $209,000 or 0.5%. The average interest rate spread decreased from 2.15% in fiscal 2006 to 2.11% in fiscal 2007, while average net interest-earning assets increased $11.1 million between the two years.

At June 30, 2008, the weighted average yield on loans, investments and federal funds sold was 5.49%. The average rate payable on liabilities was 2.80% for deposits, 4.69% for borrowings and 3.03% for combined deposits and borrowings.

Provision for Loan Losses

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses was $2.3 million in fiscal 2008, $828,000 in fiscal 2007, and $736,000 in fiscal 2006. The provision increased by $1.5 million or 181.5% in fiscal 2008 compared to fiscal year 2007. Aggregate allowances were 1.25% of gross loans as of June 30, 2008 compared to 1.14% at June 30, 2007. Management believes the allowance for loan losses is adequate to cover the amount of probable credit losses in the loan portfolio as of June 30, 2008. Parkvale’s nonperforming assets and allowance for loan losses are discussed earlier in this section. In addition, see “— Critical Accounting Policies and Judgments — Allowance for Loan Losses.”

Noninterest Income

Total noninterest income decreased by $1.9 million or 18.4% in fiscal 2008. Fee income derived from deposit accounts decreased $23,000, while other fees and service charges on loan accounts increased $201,000. Net gain on the sale (writedown) of securities decreased by $3.0 million. The fiscal 2008 net loss on the writedown of securities of $3.2 million was partially offset by $581,000 of gains on miscellaneous securities. In fiscal 2007, the net gain on sale of securities was $440,000. Service charges on deposit accounts increased by $624,000, while other service charges and fees decreased by $110,000 between fiscal 2007 and 2006.

Other income increased $930,000 or 54.5% in fiscal 2008, and increased $117,000 or 7.4% in fiscal 2007. The cash surrender value of bank owned life insurance increased by $1.1 million in fiscal 2008 compared to $527,000 in fiscal 2007 due primarily to a $10 million investment made in July 2007. Investment service fee income earned by Parkvale Financial Services investment representatives increased $292,000 to $1.0 million in fiscal 2008 versus $749,000 in fiscal 2007 and $649,000 in fiscal 2006.

Noninterest Expense

Total noninterest expense increased $584,000 or 2.1% in fiscal 2008 and by $399,000 or 1.4% in fiscal 2007 over fiscal 2006.

Compensation and employee benefits increased $1.1 million or 7.2% during fiscal 2008 and $345,000 or 2.3% during fiscal 2007 over the respective prior periods. The FAS 123R expense recognized for stock option grants was $272,000 in fiscal 2008 compared to $80,000 in fiscal 2007. Compensation and benefits during fiscal 2008 include normal merit pay and benefits increases along with additional staff increases of a Chief Lending Officer, Parkvale Settlement Services title insurance personnel and the opening of our 48th branch office in Pleasant Hills, Pennsylvania in November 2007.

Office occupancy expense decreased $246,000 or 5.1% in fiscal 2008 and decreased $213,000 or 4.3% in fiscal 2007 over the respective prior periods. The 2008 decrease is due to lower levels of depreciation, which was partly offset by the costs of opening the Pleasant Hills branch office in November 2007. The 2007 decrease is primarily due to the purchase of the headquarters building in January 2006 reducing overall occupancy costs and mitigated somewhat by the opening of the 47th branch office.

Marketing expenses increased $72,000 or 14.3% in fiscal 2008 and decreased $54,000 or 9.7% in fiscal 2007. The fiscal 2008 increase is attributable to the opening of the Pleasant Hills office in November 2007 and promotions to increase the awareness of newer offices.

Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”). FDIC insurance expense was $167,000, $178,000 and $191,000 relating to savings deposit premiums averaging 1.16 basis points during fiscal 2008, 1.25 basis points during fiscal 2007, and 1.32 basis points during fiscal 2006, respectively. The Financing Corporation (“FICO”) assessment is the total expense in the last three fiscal years and the FDIC has slowly decreased the rate charged on a quarterly basis. The FDIC insurance premium is expected to increase for fiscal 2009 by $80,000, due to a change in assessed premiums as 10% of a credit permitted by the FDIC is payable in cash beginning with expense recognition for the September 2008 quarter. See “Regulation — Insurance and Regulatory Structure” section in Item 1 of this report.

Other expense increased by $254,000 or 5.3% in fiscal 2008 primarily due to data processing expense related to enhancements to products and services, primarily for image processing of check deposits. The amortization expense of core deposit intangibles was $909,000 in fiscal 2008 versus $928,000 in fiscal 2007 and $955,000 in fiscal 2006. Miscellaneous expense decreased by $299,000 or 5.9% in fiscal 2007.

Income Taxes

Federal and state income tax expense decreased by $1.9 million or 28.8% in fiscal 2008 due to a decline in the effective tax rate and a 12.5% decrease in pre-tax income. Federal and state income tax expense increased by $130,000 or 2.1% in fiscal 2007 due to a 1.2% increase in pre-tax income and a slight increase in the effective tax rate from fiscal 2006. In each of the last three fiscal years, the effective tax rate has been lower than the statutory rate of 35% as a result of the benefits of certain investments made by the Company and its subsidiaries. As discussed in Note H of the Notes to Consolidated Financial Statements, the effective tax rate for fiscal 2008, 2007 and 2006 was 26.5%, 32.5% and 32.2%, respectively.

Commitments

At June 30, 2008, Parkvale was committed under various agreements to originate fixed and adjustable rate mortgage loans aggregating $3.5 million and $1.7 million, respectively, at rates ranging from 5.539% to 7.75% for fixed rate and 5.296% to 5.999% for adjustable rate loans, and had $81.7 million of unused consumer lines of credit and $19.9 million in unused commercial lines of credit. Parkvale was committed to fund commercial development loans in process of $10.4 million and residential loans in process of $10.0 million. Parkvale was also committed to originate commercial loans totaling $8.8 million at June 30, 2008. Outstanding letters of credit totaled $9.3 million at June 30, 2008.

Liquidity and Capital Resources

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors and debt holders. Parkvale uses its asset/liability management policy and contingency funding plan to control and manage liquidity risk.

Federal funds sold decreased $28 million or 24.6% from $114 million at June 30, 2007 to $86 million at June 30, 2008. Loan balances decreased $32.7 million or 2.7%, investments held to maturity increased $63.7 million or 18.2% and cash and non interest-earning balances decreased $12.6 million or 40.2%. The increase in total assets was due to increased deposit balances of $24.6 million or 1.7%, offset by the redemption of trust preferred securities of $7.2 million and by decreased advances of $20.2 million or 9.6%. Parkvale’s FHLB advance available maximum borrowing capacity exceeds $671 million. If Parkvale were to experience a deposit run off in excess of available cash resources and cash equivalents, available FHLB borrowing capacity could be utilized to fund a decrease in deposits.

Trust preferred securities of $7.2 million at 8.45% were repaid on December 26, 2007. The early extinguishment of $7.2 million of trust preferred securities resulted in a pre-tax charge of $62,000 ($40,000 after taxes) or $0.01 per diluted share in the December 2007 quarter.

Shareholders’ equity increased $2.0 million or 1.5% at June 30, 2008 compared to June 30, 2007. Accumulated other comprehensive (loss) income was $(2.2) million at June 30, 2008. Dividends declared in fiscal 2008 were $4.8 million (equal to $0.88 per share), representing 37.7% of net income for the fiscal year ended June 30, 2008. Treasury stock purchased in fiscal 2008 was $4.9 million, which was partially deployed for funding stock options and benefit plans totaling $1.0 million. The book value of Parkvale’s common stock increased 3.9% to $24.01 at June 30, 2008 from $23.10 at June 30, 2007 due to the net increase in shareholders’ equity.

At June 30, 2008, the Bank held $2.8 million of preferred stock in Freddie Mac. Since such stock is accounted for as available for sale, unrealized gains and losses, net of tax, are reported as a net amount under “Accumulated other comprehensive (loss) income.” The Federal Housing Finance Agency recently placed Freddie Mac into conservatorship, with the United States Treasury to purchase up to $100 billion of senior preferred stock in Freddie Mac as needed for such entity to maintain a positive net worth. The closing market value of the Bank’s investment in the preferred stock of Freddie Mac on September 8, 2008, the first business day following the conservatorship, was approximately $278,000. The decline in the fair value of such investment will be included in the unrealized loss reported at September 30, 2008. In addition, the net unrealized losses are treated as a reduction of the Bank’s regulatory capital.

The Bank is a wholly owned subsidiary of PFC. The Bank’s primary regulators are the FDIC and the Pennsylvania Department of Banking. The Office of Thrift Supervision retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. The Bank continues to maintain a “well capitalized” status, sustaining a 5.49% Tier 1 capital level as of June 30, 2008 compared to 5.80% Tier 1 capital level at June 30, 2007. Adequate capitalization allows Parkvale to continue building shareholder value through traditionally conservative operations and potentially profitable growth opportunities. Management is not aware of any trends, events, uncertainties or recommendations by any regulatory authority that will have, or that are reasonably likely to have, material adverse effects on Parkvale’s liquidity, capital resources or operations. However, if additional provisions for loan losses or write-downs of investment securities become material in a weak economy, our net income and capital ratios would be adversely affected.

Critical Accounting Policies and Judgments

Parkvale’s consolidated financial statements are prepared based upon the application of certain accounting policies, the most significant of which are described in Note A of the Notes to Consolidated Financial Statements - Significant Accounting Policies. Certain policies require numerous estimates and strategic or economic assumptions that may prove to be inaccurate or subject to variations and may significantly affect Parkvale’s reported results and financial position in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on Parkvale’s future financial condition and results of operations.

Allowance for Loan Losses.  The allowance for loan losses is increased with provisions to decrease income and decreased by net charge-offs. The Bank’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, past loan loss experience, current economic conditions, trends within Parkvale’s market area and other relevant factors.

The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Nonaccrual, substandard and doubtful commercial and other real estate loans are considered for impairment.

An allowance is recognized for loan losses in the remainder of the loan portfolio based on known and inherent risk characteristics in the portfolio, past loss experience and prevailing market conditions. Because evaluating potential losses involves a high degree of management judgment, a margin is included for the imprecision inherent in making these estimates. While management believes that the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary if circumstances differ substantially from the assumptions used in evaluating the adequacy of the allowance for loan losses.

The allowance for loan losses at June 30, 2008 includes $11.4 million or 74.5% of the allowance allocated to loans that are not mortgages secured by single-family homes. The ability of Bank customers to repay commercial or consumer loans is dependent upon the success of their business, continuing income and general economic conditions. Historically, the risk of loss is higher on such loans than single-family loans, which has incurred fewer losses as the collateral value generally exceeds the loan amounts in the event of foreclosure.

Investment Securities Available for Sale.  Equity securities classified as available for sale are valued at market prices at the balance sheet date. If certain investments are deemed to be other than temporarily impaired, writedowns are recognized as losses in the statement of operations.

Investment Securities Held to Maturity.  Securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual held-to-maturity securities below their amortized cost that are other than temporary result in writedowns of the individual securities to their estimated fair value. Such writedowns are included in earnings as realized losses. Regular quarterly reviews of investment ratings and publicly available information are conducted by management and reviewed by the Audit-Finance committee and/or the Board of Directors. A listing of securities with ratings below investment grade are monitored and evaluated for possible writedown. There were no writedowns in fiscal 2008, 2007 and 2006.

Foreclosed Real Estate.  Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and recorded at the lower of the carrying amount or fair value of the property less cost to sell. After foreclosure, management periodically performs valuations and a valuation allowance is established for declines in the fair value less cost to sell below the property’s carrying amount. Revenues, expenses and changes in the valuation allowance are included in the statement of operations. Gains and losses upon disposition are reflected in earnings as realized. Foreclosed real estate at June 30, 2008 included $306,600 of commercial property.

Goodwill and Other Intangible Assets.  FAS No. 141, Accounting for Business Combinations is the standard of accounting for business combinations initiated after June 30, 2001. FAS No. 141 mandated use of the purchase method and eliminated the use of the pooling-of-interest method of accounting for business combinations. FAS No. 141 also provided criteria to determine whether an acquired intangible should be recognized separately from goodwill. FAS No. 142, Accounting for Goodwill and Other Intangible Assets establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. At June 30, 2008, Parkvale has $4.7 million of core deposit intangible assets subject to amortization and $25.6 million in goodwill, which is not subject to periodic amortization. Parkvale determined the amount of identifiable intangible assets based upon independent core deposit analyses.

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Parkvale’s goodwill relates to value inherent in the banking business, and the value is dependent upon Parkvale’s ability to provide quality, cost effective services in the face of competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features, and the ease of use of Parkvale’s services. As such, goodwill value is supported ultimately by revenue, which is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could result in a charge and adversely impact earnings in future periods.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

Forward Looking Statements

The statements in this Annual Report that are not historical fact are forward looking statements. Forward-looking information should not be construed as guarantees of future performance. Actual results may differ from expectations contained in such forward looking information as a result of factors including, but not limited to, the interest rate environment, economic policy or conditions, federal and state banking and tax regulations and competitive factors in the marketplace. Each of these factors could affect estimates, assumptions, uncertainties and risks considered in the development of forward looking information and could cause actual results to differ materially from management’s expectations regarding future performance.

Item 7a.	Qualitative and Quantitative Disclosures About Market Risk.

Yields Earned and Rates Paid

The results of operations of Parkvale depend substantially on its net interest income, which is the largest component of Parkvale’s net income. Net interest income is affected by the difference or spread between yields earned by Parkvale on its loan and investment portfolios and the rates of interest paid by Parkvale for deposits and borrowings, as well as the relative amounts of its interest-earning assets and interest-bearing liabilities.

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

	Year Ended June 30
	2008 vs. 2007				2007 vs. 2006
	Rate	Volume	Rate/Volume	Total	Rate	Volume	Rate/Volume	Total
	(Dollars in thousands)

Interest-earning assets
Loans	$857	$(1,149)	$(41)	$(333)	$3,280	$549	$117	$3,946
Investments	2,856	88	24	2,968	3,196	(1,928)	(351)	917
Federal funds sold	(1,874)	(204)	65	(2,013)	879	1,552	391	2,822

Total	1,839	(1,265)	48	622	7,355	173	157	7,685
Interest-bearing Liabilities
Deposits	1,124	501	45	1,670	8,233	138	84	8,455
FHLB advances and debt	12	(533)	(3)	(524)	272	(588)	(7)	(323)
Trust preferred securities	(26)	(2,035)	22	(2,039)	367	(532)	(73)	(238)

Total	1,110	(2,067)	64	(893)	8,872	(982)	4	7,894
Net change in net interest income (expense)	$729	$802	$(16)	$1,515	$(1,517)	$1,155	$153	$(209)

The following table sets forth the average yields earned on Parkvale’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting average interest rate spreads, the net yield on interest-earning assets and the weighted average yields and rates at June 30, 2008:

	Year Ended June 30,			At June 30,
	2008	2007	2006	2008

Average yields on(1)
Loans	5.94%	5.87%	5.60%	5.85%
Investments(2)	5.36%	4.66%	3.96%	5.19%
Federal funds sold	3.75%	5.33%	4.26%	2.00%

All interest-earning assets	5.66%	5.55%	5.11%	5.49%

Average rates paid on(1)
Saving deposits	3.19%	3.11%	2.54%	2.80%
Borrowings	4.88%	4.87%	4.76%	4.69%
Trust preferred securities	9.10%	9.20%	8.06%	—

All interest-bearing liabilities	3.42%	3.44%	2.96%	3.03%

Average interest rate spread	2.24%	2.11%	2.15%	2.46%

Net yield on interest-earning assets(3)	2.31%	2.19%	2.20%

(1)	Average yields and rates are calculated by dividing the interest income or expense for the period by the average daily balance for the year. The weighted averages at June 30, 2008 are based on the weighted average contractual interest rates. Nonaccrual loans are excluded in the average yield and balance calculations.

(2)	Includes held-to-maturity and available-for-sale investments, including mortgage-backed securities and interest-bearing deposits.

(3)	Net interest income on a tax equivalent basis divided by average interest-earning assets.

The following table presents the average balances of each category of interest-earning assets and interest-bearing liabilities for the periods indicated.

	Year Ended June 30
	2008	2007	2006
	(Dollars in thousands)

Interest-earning assets
Loans	$1,205,165	$1,224,731	$1,214,932
Investments	409,856	407,959	456,638
Federal funds sold	114,770	118,602	82,166

Total interest-earning assets	1,729,791	1,751,292	1,753,736

Noninterest-earning assets	109,878	100,203	98,861

Total assets	$1,839,669	$1,851,495	$1,852,597
Interest-bearing liabilities
Savings deposits	$1,465,883	$1,449,764	$1,444,318
FHLB advances and other borrowings	224,376	235,321	247,676
Trust preferred securities	3,484	25,603	32,200

Total interest-bearing liabilities	1,693,743	1,710,688	1,724,194

Noninterest-bearing liabilities	14,340	13,385	10,132

Total Liabilities	1,708,083	1,724,073	1,734,326
Shareholders equity	131,586	127,422	118,271

Total liabilities and equity	$1,839,669	$1,851,495	$1,852,597

Net interest-earning assets	$36,048	$40,604	$29,542

Interest-earning assets as a % of interest-bearing liabilities	102.1%	102.4%	101.7%

An excess of interest-earning assets over interest-bearing liabilities enhances a positive interest rate spread.

Item 8.	Financial Statements and Supplementary Data.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Parkvale Financial Corporation:

We have audited the consolidated statements of financial condition of Parkvale Financial Corporation and subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended June 30, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkvale Financial Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parkvale Financial Corporation’s internal control over financial reporting as of June 30, 2008 and 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 4, 2008 expressed an unqualified opinion.

Parente Randolph, LLC

Pittsburgh, Pennsylvania
September 4, 2008

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2008	2007
	(Dollar amounts in thousands, except share data)

ASSETS
Cash and noninterest-earning deposits	$18,692	$31,248
Federal funds sold	86,000	114,000

Cash and cash equivalents	104,692	145,248
Interest-earning deposits in other banks	7,252	4,803
Investment securities available for sale (cost of $34,845 in 2008 and $30,303 in 2007) (Note B)	31,347	30,580
Investment securities held to maturity (fair value of $383,853 in 2008 and $347,022 in 2007) (Note B)	413,028	349,363
Loans, net of allowance of $15,249 in 2008 and $14,189 in 2007 (Note C)	1,201,665	1,234,397
Foreclosed real estate, net (Note D)	3,279	1,857
Office properties and equipment, net (Note D)	18,851	17,387
Goodwill	25,634	25,634
Intangible assets and deferred charges	4,695	5,604
Prepaid expenses and other assets (Note L)	40,949	29,358

Total assets	$1,851,392	$1,844,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note E)	$1,493,685	$1,469,084
Advances from Federal Home Loan Bank (Note F)	191,430	211,658
Other debt (Note F)	21,965	13,106
Trust preferred securities (Note F)	—	7,200
Advance payments from borrowers for taxes and insurance	7,754	7,665
Other liabilities (Note L)	4,927	5,848

Total liabilities	1,719,761	1,714,561

Shareholders’ Equity (Note G and I)
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 0 shares issued)	—	—
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	4,026	3,717
Treasury stock at cost — 1,253,199 shares in 2008 and 1,122,546 shares in 2007	(26,618)	(22,695)
Accumulated other comprehensive (loss) income	(2,222)	176
Retained earnings	149,710	141,737

Total shareholders’ equity	131,631	129,670

Total liabilities and shareholders’ equity	$1,851,392	$1,844,231

See Notes to Consolidated Financial Statements

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007	2006
	(Dollar amounts in thousands, except per share data)

Interest Income:
Loans	$71,602	$71,935	$67,989
Investments	21,974	19,006	18,089
Federal funds sold	4,306	6,319	3,497

Total interest income	97,882	97,260	89,575

Interest Expense:
Deposits (Note E)	46,722	45,052	36,597
Borrowings	10,939	11,463	11,786
Trust preferred securities	317	2,356	2,594

Total interest expense	57,978	58,871	50,977

Net interest income	39,904	38,389	38,598
Provision for loan losses (Note C)	2,331	828	736

Net interest income after provision for loan losses	37,573	37,561	37,862

Noninterest Income:
Service charges on deposit accounts	6,981	7,004	6,380
Other service charges and fees	1,410	1,209	1,319
Net gain on sale and (writedown) of securities (Note J)	(2,574)	440	128
Other	2,635	1,705	1,588

Total noninterest income	8,452	10,358	9,415

Noninterest Expense:
Compensation and employee benefits	16,420	15,317	14,972
Office occupancy	4,540	4,786	4,999
Marketing	577	505	559
FDIC insurance	167	178	191
Office supplies, telephone and postage	1,851	1,876	1,868
Early extinguishment of debt (Note F)	62	625	—
Other	5,006	4,752	5,051

Total noninterest expense	28,623	28,039	27,640

Income before income tax expense	17,402	19,880	19,637
Income tax expense (Note H)	4,599	6,455	6,325

Net income	$12,803	$13,425	$13,312

Net income per share:
Basic	$2.33	$2.37	$2.36
Diluted	$2.31	$2.34	$2.33

See Notes to Consolidated Financial Statements

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007	2006
	(Dollar amounts in thousands)

Cash flows from operating activities:
Interest received	$98,392	$97,435	$90,615
Loan fees received (paid)	320	35	(164)
Disbursements of student loans	(1,244)	(591)	(1,946)
Proceeds from sales of student loans	1,004	1,405	5,184
Other fees and commissions received	9,948	9,392	8,818
Interest paid	(58,346)	(59,266)	(51,268)
Cash paid to suppliers and employees	(22,239)	(25,804)	(24,881)
Income taxes paid	(7,510)	(7,006)	(5,880)

Net cash provided by operating activities	20,325	15,600	20,478
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,284	5,767	2,979
Proceeds from maturities of investments	285,875	178,106	111,764
Purchase of investment securities available for sale	(9,018)	(3,529)	(2,340)
Purchase of investment securities held to maturity	(361,665)	(134,788)	(52,995)
(Purchase) maturity of deposits in other banks	(2,449)	3,504	1,167
Purchase of loans	(87,667)	(142,914)	(139,531)
Principal collected on loans	307,564	283,266	262,174
Loans made to customers, net of loans in process	(190,745)	(160,003)	(145,085)
Capital expenditures, net of proceeds from sales of capital assets	(2,693)	(1,350)	(6,164)

Net cash (used in) provided by investing activities	(58,514)	28,059	31,969
Cash flows from financing activities:
Net increase (decrease) in checking and savings accounts	22,550	(8,835)	(42,606)
Net increase in certificates of deposit	2,132	26,318	16,198
Proceeds from FHLB advances	—	—	10,000
Repayment of FHLB advances	(20,024)	(10,023)	(5,052)
Net increase (decrease) increase in other borrowings	8,860	(4,423)	(5,588)
Redemption of trust preferred securities	(7,200)	(25,000)	—
Net increase in borrowers advances for tax and insurance	89	373	781
Dividends paid	(4,861)	(4,542)	(4,520)
Contribution to benefit plans	864	612	880
Payment for treasury stock	(4,949)	(2,957)	(158)
Proceeds from exercise of stock options	172	390	254

Net cash used in financing activities	(2,367)	(28,087)	(29,811)

Net (decrease) increase in cash and cash equivalents	(40,556)	15,572	22,636
Cash and cash equivalents at beginning of year	145,248	129,676	107,040

Cash and cash equivalents at end of year	$104,692	$145,248	$129,676

Reconciliation of net income to net cash provided by operating activities:
Net income	$12,803	$13,425	$13,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,138	2,479	2,583
Accretion and amortization of fees and discounts	(1,358)	611	932
Loan fees collected and deferred	73	(339)	(533)
Provision for loan losses	2,331	828	736
Net (gain) on sale and writedown of securities	2,574	(440)	(128)
Increase (decrease) in accrued interest receivable	1,610	(437)	108
(Increase) decrease in other assets	(3,439)	(644)	3,921
(Decrease) in accrued interest payable	(181)	(241)	(142)
Increase (decrease) in other liabilities	3,774	358	(311)

Total adjustments	7,522	2,175	7,166

Net cash provided by operating activities	$20,325	$15,600	$20,478

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Capital	Stock	(Loss) Income	Earnings	Equity
	(Dollars in thousands, except share data)

Balance at June 30, 2005	$6,735	$3,536	$(21,680)	$216	$124,164	$112,971

2006 net income					13,312	13,312
Accumulated other comprehensive income
Change in unrealized gain on securities, net of deferred tax expense of $(12)				(21)
Reclassification adjustment, net of taxes of $(46)				(79)		(100)

Comprehensive income						13,212
Treasury stock purchased			(158)			(158)
Treasury stock contributed to benefit plans			880			880
Recognition of stock option compensation expense		64				64
Exercise of stock options		(83)	338			255
Cash dividends declared on common stock at $0.80 per share					(4,520)	(4,520)

Balance at June 30, 2006	6,735	3,517	(20,620)	116	132,956	122,704

2007 net income					13,425	13,425
Accumulated other comprehensive income
Change in unrealized gain on securities, net of deferred tax expense of $(174)				(249)
Reclassification adjustment, net of taxes of $132				309		60

Comprehensive income						13,485
Treasury stock purchased			(2,957)			(2,957)
Treasury stock contributed to benefit plans			612			612
Recognition of stock option compensation expense		80				80
Exercise of stock options		120	270			390
Cash dividends declared on common stock at $0.82 per share					(4,644)	(4,644)

Balance at June 30, 2007	6,735	3,717	(22,695)	176	141,737	129,670

2008 net income					12,803	12,803
Accumulated other comprehensive income
Change in unrealized gain (loss) on securities, net of deferred tax expense of $(439)				(763)
Reclassification adjustment, net of taxes of $(939)				(1,635)		(2,398)

Comprehensive income						10,405
Treasury stock purchased			(4,949)			(4,949)
Treasury stock contributed to benefit plans			864			864
Recognition of stock option compensation expense		272				272
Exercise of stock options		37	162			199
Cash dividends declared on common stock at $0.88 per share					(4,830)	(4,830)

Balance at June 30, 2008	$6,735	$4,026	$(26,618)	$(2,222)	$149,710	$131,631

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A — Significant Accounting Policies
(Dollar amounts in thousands, except per share data)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Parkvale Financial Corporation (“PFC”), its wholly owned subsidiary, Parkvale Savings Bank (the “Bank”) and its wholly owned subsidiaries. PFC and the Bank are collectively referred to as “Parkvale”. All intercompany transactions and balances have been eliminated in consolidation.

Business

The primary business of Parkvale consists of attracting deposits from the general public in the communities that it serves and investing such deposits, together with other funds, in residential real estate loans, consumer loans, commercial loans and investment securities. Parkvale focuses on providing a wide range of consumer and commercial services to individuals, partnerships and corporations in the tri-state area, which comprises its primary market area. Parkvale is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by certain regulatory authorities.

Revenue Recognition

Income on loans and investments is recognized as earned on the accrual method. Service charges and fees on loans and deposit accounts are recognized at the time the customer account is charged.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities, which generates revenue and incurs expense with the operating results reviewed by management. Parkvale’s business activities are currently confined to one operating segment, which is community banking.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported period. Actual results could differ from those estimates.

Cash and Noninterest-Earning Deposits

The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. The reserve calculation is currently 0% of the first $9,300 of checking deposits, 3% of the next $34,600 of checking deposits and 10% of total checking deposits over $43,900. These required reserves, net of allowable credits, amounted to $5,397 at June 30, 2008.

Investment Securities Available for Sale

Investment securities available for sale consist primarily of equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary will result in write-downs of the individual securities to their fair value. Any related write-downs are included in earnings as realized losses. The FHLB of Pittsburgh stock is a restricted equity security that does not have a readily determinable fair value. The FHLB requires member institutions to maintain a minimum level of stock ownership based on a percentage of residential mortgages, subject to periodic redemption at

Notes to Consolidated Financial Statements — (Continued)

par if the stock owned is over the minimum requirement. As such, FHLB stock is recorded at cost with no unrealized gains or losses as an investment available for sale. No securities have been classified as trading.

Investment Securities Held to Maturity

Securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual held-to-maturity securities below amortized cost that are other than temporary will result in write-downs of the individual securities to their fair value. Any related write-downs are included in earnings as realized losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination and commitment fees and certain direct origination costs have been deferred and recognized as an adjustment of the yield of the related loan, adjusted for anticipated loan prepayments. Discounts and premiums on purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. All loans which are 90 or more days delinquent are treated as nonaccrual loans. Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value of collateral is insufficient compared to the contractual amount due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest ultimately collected is credited to income in the period of recovery.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The Bank’s periodic evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, past loan loss experience, current economic conditions, trends within Parkvale’s market area and other relevant factors.

The first step in determining the allowance for loan losses is recognizing a specific allowance on individual impaired loans. Nonaccrual, substandard and doubtful commercial and other real estate loans are considered for impairment. Impaired loans are generally evaluated based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price or at the fair value of the collateral if the loan is collateral dependent. Based on this evaluation, specific loss allowances are established on impaired loans when necessary.

An allowance is recognized for loan losses in the remainder of the loan portfolio based on known and inherent risk characteristics in the portfolio, past loss experience and prevailing market conditions. Because evaluating potential losses involves a high degree of management judgment, a margin is included for the imprecision inherent in making these estimates. While management believes that the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances that differ substantially from the assumptions used in evaluating the adequacy of the allowance for loan losses.

Notes to Consolidated Financial Statements — (Continued)

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three years ended June 30:

	2008	2007	2006

Numerator for basic and diluted earnings per share:
Net income	$12,803	$13,425	$13,312
Denominator
Weighted average shares for basic earnings per share	5,506,550	5,672,181	5,644,753
Effect of dilutive employee stock options	39,556	63,451	62,496

Weighted average shares for dilutive earnings per share	5,546,106	5,735,632	5,707,249

Net income per share
Basic	$2.33	$2.37	$2.36
Diluted	$2.31	$2.34	$2.33

Office Property and Equipment

Office property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the various classes of assets. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the leasehold.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and recorded at the lower of the carrying amount or fair value of the property less cost to sell. After foreclosure, management periodically performs valuations, and a valuation allowance is established for any declines in the fair value less cost to sell below the property’s carrying amount. Revenues, expenses and changes in the valuation allowance are included in the statement of operations. Gains and losses upon disposition are reflected in earnings as realized. Loans transferred to foreclosed real estate during fiscal 2008 were $3,005 and in 2007 and 2006 were $2,945 and $2,154, respectively. The foreclosures in the last three years were primarily due to loans on single-family dwellings foreclosed throughout the year.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addressed the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise’s equity instruments that may be settled by the issuance of such equity instruments. Under Financial Accounting Standard (“FAS”) No. 123R, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award is generally measured at fair value at the grant date. This statement requires the use of fair value recognition principles. This statement did not have a significant impact on Parkvale’s results of operations, which became effective for Parkvale on July 1, 2005. At June 30, 2008, Parkvale has 55,667 option shares that are not vested.

The fair value for option grants was estimated at the date of the grants using a Black-Scholes option-pricing model.

Notes to Consolidated Financial Statements — (Continued)

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits and federal funds sold. Additionally, allocation of treasury stock to benefit plans includes exercise of stock options and allocation to the employee stock ownership plan.

Treasury Stock

The purchase of PFC common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to additional paid-in capital.

The repurchase program approved on June 19, 2007 expired on June 30, 2008. During fiscal 2008, this program repurchased 172,419 shares at an average price of $28.71, representing 3.1% of the outstanding stock. A new repurchase program was approved on June 19, 2008 permitting the purchase of 5% of outstanding stock, or 274,000 shares, to be repurchased periodically through fiscal year 2009 at prevailing market prices in open-market transactions.

Goodwill and Other Intangible Assets

FAS No. 142, Accounting for Goodwill and Other Intangible Assets, defines goodwill as the excess of the purchase price over the fair value of assets acquired in connection with business acquisitions accounted for as a purchase, and intangible assets with indefinite lives are not amortized but are reviewed annually, requiring a two-step process, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. Parkvale applied the non-amortization provisions of FAS No. 142 to goodwill recorded on December 31, 2004 as a result of the acquisition of Advance Financial Bancorp (“AFB”). AFB core deposit intangibles valued at $4,600 at acquisition represented 4.7% of core deposit accounts, and the premium is being amortized over the average life of 8.94 years. Resulting goodwill of $18,100 is not subject to periodic amortization. Core deposit intangible amortization expense for AFB acquired on December 31, 2004 and for Second National Bank of Masontown (“SNB”) acquired on January 31, 2002 was $517 and $392 in fiscal 2008, respectively. Amortization over the next five years is expected to aggregate $2,586 and $1,894 for AFB and SNB, respectively. Goodwill and amortizing core deposit intangibles aggregating $27,600 are not deductible for federal income tax purposes.

Derivative Financial Instruments

FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that every derivative be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption has not had a material impact on Parkvale’s financial statements, as Parkvale has not held any instruments that are subject to FAS 133 accounting.

Income Tax

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007. The adoption of FASB Interpretation No. 48 did not have a material effect on the financial statements and, accordingly, no unrecognized tax benefits were recorded as of June 30, 2008. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended June 30, 2008, 2007, and 2006, the Company recognized neither interest nor penalties. The Company has not recorded an accrual for the payment of interest and penalties at June 30, 2008 and 2007.

Notes to Consolidated Financial Statements — (Continued)

PFC’s income tax returns for calendar 2004, 2005, 2006 and 2007 have been filed with the IRS and are open to examination. However, the IRS has not advised PFC if an examination will be performed. All income tax returns for calendar 2003 and prior years have been either accepted as filed or settled with the IRS, with such settlements not resulting in a significant charge to income.

Recent Accounting Standards

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

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interesting in one or more subsidiaries or that deconsolidates a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect the adoption of this standard to have an effect on the Company’s consolidated results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is evaluating the effects of this Statement on its consolidated financial statements.

Emerging Issues Task Force (“EITF”) Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” requires employers that enter into

Notes to Consolidated Financial Statements — (Continued)

endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability. The consensus in EITF Issue 06-4 is effective for Parkvale on July 1, 2008. Parkvale is evaluating the effects of this EITF on its consolidated financial statements.

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

EITF Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS Statement 123(R) and result in an income tax deduction for the employer. Parkvale is evaluating the effects of this EITF on its consolidated financial statements, which is effective for Parkvale on July 1, 2008. Through June 30, 2008, Parkvale has only paid dividends on outstanding shares.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS No. 162). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is not expected to result in a change in current practice nor have a material impact on the Company.

In April 2008, the FASB posted FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP FAS 142-3). This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows, particularly as used to measure fair value in business combinations. The FSP is effective for fiscal years beginning after December 15, 2008, and is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements — (Continued)

Note B —	Investment Securities (Dollar amounts in thousands)

The amortized cost, gross unrecorded gains and losses and fair values for investment securities classified as available for sale or held to maturity at June 30 are as follows:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
FHLB of Pittsburgh stock	$14,713	$—	$—	$14,713
Equity securities — other	20,132	12	3,510	16,634

Total equity investments available for sale	34,845	12	3,510	31,347

Held to maturity:
U.S. Government and agency obligations due:
Within 5 years	29,998	423	19	30,402
Within 10 years	5,850	—	110	5,740
After 10 years	35,563	2	376	35,189

Total U.S. Government and agency obligations	71,411	425	505	71,331

Municipal obligations:
Within 1 year	301	3	—	304
Within 5 years	2,005	24	—	2,029
Within 10 years	1,443	27	—	1,470
After 10 years	301	1	—	302

Total municipal obligations	4,050	55	—	4,105

Corporate debt (including trust preferred securities):
Within 1 year	14,834	7	213	14,628
Within 5 years	29,390	14	642	28,762
Within 10 years	—	—	—	—
After 10 years	94,937	230	23,065	72,102

Total corporate debt (including trust preferred securities)	139,161	251	23,920	115,492

Total U.S. Government and agency obligations, municipal obligations and corporate debt	214,622	731	24,425	190,928

Mortgage-backed securities:
FHLMC	4,792	69	6	4,855
FNMA	10,245	65	6	10,304
GNMA	1,351	3	24	1,330
SBA	8	—	—	8
Collateralized mortgage obligations (“CMOs”)	182,010	389	5,971	176,428

Total mortgage-backed securities	198,406	526	6,007	192,925

Total investments classified as held to maturity	413,028	1,257	30,432	383,853

Total investment portfolio	$447,873	$1,269	$33,942	$415,200

Notes to Consolidated Financial Statements — (Continued)

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
FHLB of Pittsburgh stock	$15,607	$—	$—	$15,607
Equity securities — other	14,696	641	364	14,973

Total equity investments available for sale	30,303	641	364	30,580

Held to maturity:
U.S. Government and agency obligations due:
Within 1 year	35,077	—	250	34,827
Within 5 years	200,314	5	2,056	198,263
Within 10 years	31,089	4	219	30,874
After 10 years	516	—	25	491

Total U.S. Government and agency obligations	266,996	9	2,550	264,455

Municipal obligations:
Within 1 year	—	—	—	—
Within 5 years	2,786	3	21	2,768
Within 10 years	1,417	15	1	1,431
After 10 years	1,031	4	1	1,034

Total municipal obligations	5,234	22	23	5,233

Corporate debt (including trust preferred securities):
Within 1 year	5,011	1	19	4,993
Within 5 years	—	—	—	—
Within 10 years	—	—	—	—
After 10 years	44,656	562	87	45,131

Total corporate debt (including trust preferred securities)	49,667	563	106	50,124

Total U.S. Government and agency obligations, municipal obligations and corporate debt	321,897	594	2,679	319,812

Mortgage-backed securities:
FHLMC	7,146	18	127	7,037
FNMA	14,732	54	84	14,702
GNMA	452	4	—	456
SBA	9	—	—	9
Collateralized mortgage obligations (“CMOs”)	5,127	4	125	5,006

Total mortgage-backed securities	27,466	80	336	27,210

Total investments classified as held to maturity	349,363	674	3,015	347,022

Total investment portfolio	$379,666	$1,315	$3,379	$377,602

Notes to Consolidated Financial Statements — (Continued)

Mortgage-backed securities and CMOs are not due at a single maturity date; periodic payments are received on the securities based on the payment patterns of the underlying collateral. Investment securities with an estimated fair value of $18,816 and $20,750 were pledged to secure public deposits and other purposes as required by law at June 30, 2008 and 2007, respectively. Investment securities with an estimated fair value of $25,915 and $22,579 were pledged to secure commercial investment agreements at June 30, 2008 and 2007, respectively.

Parkvale’s corporate debt securities maturing after 10 years in the preceding tables consist solely of investments in trust preferred securities. At June 30, 2008, these securities represent investments in 20 different trust preferred pooled offerings with an aggregate book value of $85,200, of which $83,600 had floating rates based on LIBOR at June 30, 2008. No single company represents more than 5% of any individual pooled offering. However, certain companies are in more than one pool and we are closely monitoring these situations. In addition to the pooled offerings, Parkvale had investments in trust preferred securities issued by six different banks with an aggregate book value of $9,800, of which $6,100 had floating interest rates at June 30, 2008. All of these investments are held to maturity.

The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations:	$50,394	$505	$—	$—	$50,394	$505
Corporate debt:	87,984	17,590	10,556	6,330	98,540	23,920

Total U.S. Government and agency obligations and corporate debt	138,378	18,095	10,556	6,330	148,934	24,425

Agency MBS and CMO’s	134,961	5,706	4,790	301	139,751	6,007
Equity securities — other	10,282	2,476	6,331	1,034	16,613	3,510

Total temporarily impaired securities	$283,621	$26,277	$21,677	$7,665	$305,298	$33,942

During fiscal 2008, certain equity investments considered to be other than temporarily impaired were written down to fair value with a charge to earnings of $3,155. The remaining investments in debt and equity securities have not been significantly impaired. The unrealized losses on the remaining investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets since August 2007. The corporate debt securities have been valued using financial models as a current market did not exist at June 30, 2008 to provide reliable market quotes. Based on the credit-worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than temporarily impaired.

During the June 2008 quarter, interest payments for three of the pooled offerings were deferred, with these three pooled offerings having an aggregate carrying value of $13,000 and with the deferred payments aggregating $300. The deferred payments were not included in interest income. All of the pooled trust preferred investments have an investment grade rating with an average rating of A, except one pooled offering of $5,000, which deferred the interest payment, was recently downgraded to BB. Based on a cash flow analysis and the current investment ratings of the securities, and because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, Parkvale does not consider these assets to be other-than-temporarily impaired at June 30, 2008. However, continued interest deferrals or price declines could result in a writedown of one or more of the trust preferred investments.

Parkvale is closely monitoring investments in trust preferred securities in light of recent price volatility in the market place. Due to dislocations in the credit markets broadly, and the lack of both trading and new issuance in

Notes to Consolidated Financial Statements — (Continued)

pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market rather than credit concerns. Prices on trust preferred securities were calculated using a spread model based on their current credit ratings.

The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations:	$40,429	$79	$214,085	$2,471	$254,514	$2,550
Municipal obligations:	486	1	2,294	22	2,780	23
Corporate debt:	14,444	86	4,954	20	19,398	106

Total U.S. Government and agency obligations and corporate debt	55,359	166	221,333	2,513	276,692	2,679

Agency MBS and CMO’s	34	1	20,347	335	20,381	336
Equity securities — other	493	7	5,230	357	5,723	364

Total temporarily impaired securities	$55,886	$174	$246,910	$3,205	$302,796	$3,379

The investments in debt and equity securities have not been significantly impaired during fiscal 2007. The unrealized losses at June 30, 2007 are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, management determined that the debt and equity securities were not other-than temporarily impaired.

Note C — Loans
(Dollar amounts in thousands)

Loans at June 30 are summarized as follows:

	2008	2007	2006

Mortgage loans:
Residential:
1-4 Family	$828,516	$859,972	$833,262
Multifamily	29,737	32,474	28,911
Commercial	113,622	112,287	108,977
Other	17,497	18,321	20,834

	989,372	1,023,054	991,984
Consumer loans	176,948	173,506	182,506
Commercial business loans	43,643	45,184	49,875
Loans on savings accounts	6,147	5,162	5,721

Gross loans	1,216,110	1,246,906	1,230,086
Less:
Loans in process	236	98	142
Allowance for loan losses	15,249	14,189	14,907
Unamortized discount (premium) and deferred loan fees	(1,040)	(1,778)	(2,291)

	$1,201,665	$1,234,397	$1,217,328

Notes to Consolidated Financial Statements — (Continued)

The following summary sets forth the activity in the allowance for loan losses for the years ended June 30:

	2008	2007	2006

Beginning balance	$14,189	$14,907	$15,188
Provision for loan losses	2,331	828	736
Loans recovered:
Commercial	18	13	8
Consumer	54	19	25
Mortgage	241	27	106

Total recoveries	313	59	139

Loans charged off:
Commercial	(372)	(842)	(178)
Consumer	(453)	(287)	(755)
Mortgage	(759)	(476)	(223)

Total charge-offs	(1,584)	(1,605)	(1,156)

Net recoveries (charge-offs)	(1,271)	(1,546)	(1,017)

Ending balance	$15,249	$14,189	$14,907

The following table sets forth the allowance for loan loss allocation for the years ended June 30:

	2008	2007	2006

Residential mortgages	$3,893	$2,747	$2,887
Commercial mortgages	4,739	3,964	3,802
Consumer loans	3,797	4,580	4,824
Commercial loans	2,820	2,898	3,394

Total allowance for loan losses	$15,249	$14,189	$14,907

The loan portfolio is reviewed on a periodic basis to ensure Parkvale’s allowance for loan losses is adequate to absorb potential losses due to inherent risk in the portfolio.

At June 30, 2008, Parkvale was committed under various agreements to originate fixed and adjustable rate mortgage loans aggregating $3,539 and $1,658, respectively, at rates ranging from 5.539% to 7.75% for fixed rate and 5.296% to 5.999% for adjustable rate loans, and had $81,728 of unused consumer lines of credit and $19,890 in unused commercial lines of credit. Unused credit card lines of credit were $3,214. Parkvale was also committed to originate commercial loans totaling $8,788 at June 30, 2008. Parkvale was committed to fund commercial development loans in process of $10,385 and residential loans in process of $10,010. Outstanding letters of credit totaled $9,322. Substantially all commitments are expected to expire within a year.

At June 30, Parkvale serviced loans for others as follows: 2008 — $53,086, 2007 — $59,137 and 2006 — $66,119.

At June 30, 2008, Parkvale’s loan portfolio consisted primarily of residential real estate loans collateralized by single and multifamily residences, nonresidential real estate loans secured by industrial and retail properties and consumer loans including lines of credit.

Parkvale has geographically diversified its mortgage loan portfolio, having loans outstanding in 48 states and the District of Columbia. Parkvale’s highest concentrations are in the following states/area along with their respective share of the outstanding mortgage loan balance: Pennsylvania −31.9%; Ohio −14.8%; and West Virginia −9.0%. The ability of debtors to honor these contracts depends largely on economic conditions affecting the Pittsburgh, Columbus and Stuebenville, Ohio metropolitan areas, with repayment risk dependent on the cash

Notes to Consolidated Financial Statements — (Continued)

flow of the individual debtors. Substantially all mortgage loans are secured by real property with a loan amount of generally no more than 80% of the appraised value at the time of origination. Mortgage loans in excess of 80% of appraised value generally require private mortgage insurance.

For the years ended June 30, the amount of interest income of nonaccrual loans that had not been recognized in interest income was $426 for 2008, $193 for 2007 and $135 in 2006. There were $1,146 of loans considered impaired at June 30, 2008 and $191 at June 30, 2007. Impaired loans are reported net of allowances of $0 at June 30, 2008 and 2007. The average recorded investment in impaired loans was $969 during fiscal 2008 and $229 during fiscal 2007.

Note D — Office Properties and Equipment and Foreclosed Real Estate
(Dollar amounts in thousands)

Office properties and equipment at June 30 are summarized by major classification as follows:

	2008	2007	2006

Land	$4,708	$3,977	$3,983
Office buildings and leasehold improvements	17,779	16,865	15,969
Furniture, fixtures and equipment	13,026	12,007	11,692

	35,513	32,849	31,644
Less accumulated depreciation and amortization	16,662	15,462	14,052

Office properties and equipment, net	$18,851	$17,387	$17,592

Depreciation expense for the year	$1,229	$1,551	$1,627

A summary of foreclosed real estate at June 30 is as follows:

	2008	2007	2006

Real estate acquired through foreclosure	$3,536	$1,970	$975
Allowance for losses	(257)	(113)	—

	$3,279	$1,857	$975

Changes in the allowance for losses on foreclosed real estate for the years ended June 30 were as follows:

	2008	2007	2006

Beginning balance	$(113)	$—	$(45)
Provision for losses	(279)	(224)	(63)
Less charges to allowance	135	111	108

Ending Balance	$(257)	$(113)	$—

Note E — Savings Deposits
(Dollar amounts in thousands)

The following schedule sets forth interest expense for the years ended June 30 by type of deposit:

	2008	2007	2006

Checking and money market accounts	$4,644	$4,460	$3,470
Passbook and statement savings accounts	1,569	1,467	1,174
Certificates	40,509	39,125	31,953

	$46,722	$45,052	$36,597

Notes to Consolidated Financial Statements — (Continued)

A summary of savings deposits at June 30 is as follows:

	2008		2007
	Amount	%	Amount	%

Transaction accounts:
Checking and money market accounts	$330,734	22.1	$300,613	20.5
Checking accounts — noninterest-bearing	78,732	5.3	88,071	6.0
Passbook and statement savings accounts	192,670	12.9	190,907	12.8

	602,136	40.3	579,591	39.3
Certificates of deposit	878,956	58.9	876,673	59.8

	1,481,092	99.2	1,456,264	99.1
Accrued Interest	12,593	0.8	12,820	0.9

	$1,493,685	100.0	$1,469,084	100.0

The aggregate amount of time deposits over $100 was $207,629 and $185,657 at June 30, 2008 and 2007, respectively.

At June 30, the scheduled maturities of certificate accounts were as follows:

Maturity Period	2008	2007

1 - 12 months	$565,309	$511,790
13 - 24 months	170,191	174,514
25 - 36 months	34,069	95,587
37 - 48 months	36,086	14,233
49 - 60 months	32,000	21,057
Thereafter	41,301	59,492

	$878,956	$876,673

Note F — Advances from Federal Home Loan Bank and Other Debt
(Dollar amounts in thousands)

The advances from the FHLB at June 30 consisted of the following:

	2008		2007
	Balance	Interest Rate	Balance	Interest Rate

Due within one year	$5,000	5.58%	$20,000	5.48 -5.76%
Due within five years	75,180	3.00 - 6.05%	70,826	3.25 - 5.62%
Due within ten years	111,250	3.00 - 6.75%	110,832	3.00 - 6.75%
Due within twenty years	—	—%	10,000	4.67%

	$191,430		$211,658
Weighted average interest rate at end of period		4.91%		4.97%

Included in the $191,430 of advances is $90,500 of convertible select advances. These advances may reset to the 3 month London Bank Interbank Offered Rate Index (LIBOR) and have various spreads and call dates. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should such advances be called, Parkvale has the right to pay off the advance without penalty. The FHLB advances are secured by Parkvale’s FHLB stock and investment securities and are subject to substantial prepayment penalties.

Notes to Consolidated Financial Statements — (Continued)

Trust preferred securities are $0 at June 30, 2008 and were $7,200 at June 30, 2007 with a rate of 8.61%. The decrease is attributable to the early extinguishment of $7,200 of trust preferred securities on December 26, 2007 resulting in a one-time pre-tax charge of $62 ($40 after taxes) or $0.01 per diluted share.

Additionally, other debt consists of recourse loans, repurchase agreements and commercial investment agreements with certain commercial checking account customers. These daily borrowings had balances of $21,965 and $13,106 at June 30, 2008 and 2007, respectively.

Note G — Regulatory Capital
(Dollar amounts in thousands)

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Parkvale’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized Parkvale Savings Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Parkvale’s actual regulatory capital amounts and ratios compared to minimum levels are as follows:

					To be well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2008:
Total Capital to Risk Weighted Assets	$113,339	10.59%	$85,658	8.00%	$107,072	10.00%
Tier I Capital to Risk Weighted Assets	99,939	9.33%	42,829	4.00%	64,243	6.00%
Tier I Capital to Average Assets	99,939	5.49%	72,863	4.00%	91,078	5.00%

As of June 30, 2007:
Total Capital to Risk Weighted Assets	$116,859	11.21%	$83,369	8.00%	$104,211	10.00%
Tier I Capital to Risk Weighted Assets	103,667	9.95%	41,684	4.00%	62,526	6.00%
Tier I Capital to Average Assets	103,667	5.80%	71,552	4.00%	89,440	5.00%

Note H — Income Taxes
(Dollar amounts in thousands)

Income tax expense (credits) for the years ended June 30 are comprised of:

	2008	2007	2006

Federal:
Current	$6,355	$7,346	$6,237
Deferred	(1,779)	(900)	74
State	23	9	14

Total income tax expense	$4,599	$6,455	$6,325

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Parkvale’s deferred tax assets and liabilities at June 30 are as follows:

	2008	2007

Deferred tax assets:
Book bad debt reserves	$5,138	$5,148
Fixed assets	(99)	270
Deferred compensation	361	240
Interest on deposits	1,180	1,265
Unrealized losses on securities available for sale	1,277	—
Other, including asset writedowns	1,651	163

Total deferred tax assets	9,508	7,086

Deferred tax liabilities:
Purchase accounting adjustments	354	652
Other, net	49	333
Deferred loan costs and premiums, net of fees	57	109
Unrealized gains on securities available for sale	—	101

Total deferred tax liabilities	460	1,195

Net deferred tax assets	$9,048	$5,891

No valuation allowance was required at June 30, 2008 or 2007.

Parkvale’s effective tax rate differs from the expected federal income tax rate for the years ended June 30 as follows:

	2008		2007		2006

Expected federal statutory income tax provision/rate	$6,091	35.0%	$6,958	35.0%	$6,883	35.0%
Tax-exempt interest	(229)	(1.3)%	(79)	(0.4)%	(132)	(0.7)%
Cash surrender value of life insurance	(377)	(2.2)%	(184)	(0.9)%	(164)	(0.8)%
Dividends paid to ESOP participants	(175)	(1.0)%	(147)	(0.7)%	(149)	(0.8)%
State income taxes, net of federal benefit	15	0.1%	6	0.0%	9	0.1%
Other	(726)	(4.1)%	(99)	(0.5)%	(122)	(0.6)%

Effective total income tax provision	$4,599	26.5%	$6,455	32.5%	$6,325	32.2%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax, which is calculated at 11.5% of Pennsylvania earnings based on accounting principles generally accepted in the United States with certain adjustments.

Note I — Employee Compensation Plans
(Dollar amounts in thousands)

Retirement Plan

Parkvale provides eligible employees participation in a 401(k) defined contribution plan. Benefit expense was $429, $405 and $390 in fiscal years 2008, 2007 and 2006, respectively, which represented a 50% company match on deferred compensation and a profit sharing contribution equal to 2% of eligible compensation.

Notes to Consolidated Financial Statements — (Continued)

Employee Stock Ownership Plan

Parkvale also provides an Employee Stock Ownership Plan (“ESOP”) to all employees who have met minimum service and age requirements. Parkvale recognized expense of $675 in fiscal 2008, $620 in fiscal 2007 and $695 in fiscal 2006 for ESOP contributions, which were used to allocate additional shares of Parkvale’s Common Stock to the ESOP. Annual discretionary share awards are made on a calendar year basis with expense recognition accrued ratably throughout the year based on expected awards. At June 30, 2008, the ESOP owned 603,058 shares of Parkvale Common Stock, which are outstanding shares for EPS purposes. Cash dividends are paid quarterly to the ESOP for either dividend re-investment or distribution to vested participants at their election.

Stock Option Plans

Parkvale has Stock Option Plans for the benefit of directors, officers and other selected key employees of Parkvale who are deemed to be responsible for the future growth of Parkvale. Under the plans initiated in 1987 and 1993, there will be no further awards.

In October 2004, the 2004 Stock Incentive Plan (the “Incentive Plan”) was approved by the shareholders with an aggregate of 267,000 shares of authorized but unissued shares reserved for future grants. As of June 30, 2008, 127,500 shares have been granted and 71,833 shares are immediately exercisable. The outstanding unvested grants of 55,667 shares become vested equally in December 2008 and December 2009.

The following table presents option share data related to the stock option plans for the years indicated.

Exercise Price Per Share	$26.79	*	$16.32 & $23.20	$19.98#	$21.50	$25.71^	$22.995	$27.684	$31.80	Total

Share balances at:
June 30, 2005	—		70,133	42,000	66,000	28,000	112,250	—	—	318,383
Granted								10,000		10,000
Exercised			(28,160)		(1,200)		(1,000)			(30,360)

June 30, 2006	—		41,973	42,000	64,800	28,000	111,250	10,000	—	298,023

Granted									12,000	12,000
Exercised			(34,574)		(2,600)		(750)			(37,924)

June 30, 2007	—		7,399	42,000	62,200	28,000	110,500	10,000	12,000	272,099

Granted	95,500									95,500
Forfeited			(3,586)				(1,000)			(4,586)
Exercised			(3,813)	(5,000)	(12,560)		(750)			(22,123)

June 30, 2008	95,500		—	37,000	49,640	28,000	108,750	10,000	12,000	340,890

*	Represents the average exercise price of awards made in October 2007 and December 2007.

#	Represents the average remaining exercise price of awards made in fiscal 1999 through fiscal 2002.

^	Represents the average remaining exercise price of Director awards made in fiscal 2003 through fiscal 2005.

Note J — Net Gain (Loss) on Sale and (Writedown) of Securities
(Dollar amounts in thousands)

Fiscal 2008 net loss on securities consists of $3,155 of writedown of available for sale securities offset by gains of $581 due to the sale of various available for sale securities. Fiscal 2007 gains aggregated $440, which consisted of $444 from the sale of various available for sale securities and a loss of $4 from the sale of fixed assets. Fiscal 2006 gains aggregated $128, which consisted of $125 from the sale of various available for sale securities and $3 from the sale of fixed assets. The fiscal 2008 writedowns were necessary to lower the value of equity securities in two of the top ten largest bank holding companies in the United States and preferred stock in Freddie Mac, the largest U.S. Government sponsored mortgage company, to fair value at June 30, 2008.

Notes to Consolidated Financial Statements — (Continued)

Note K — Leases
(Dollar amounts in thousands)

Parkvale’s rent expense for leased real properties amounted to approximately $1,308 in 2008, $1,311 in 2007 and $1,664 in 2006. At June 30, 2008, Parkvale was obligated under 27 noncancellable operating leases, which expire through 2041. The minimum rental commitments for the fiscal years subsequent to June 30, 2008 are as follows: 2009 — $1,054, 2010 — $882, 2011 — $694, 2012 — $416, 2013 — $353 and later years — $2,401.

Note L — Selected Balance Sheet Information
(Dollar amounts in thousands)

Selected balance sheet data at June 30 is summarized as follows:

Prepaid Expenses and Other Assets:	2008	2007	Other liabilities:	2008	2007

Accrued interest on loans	$5,282	$5,275	Accounts payable and accrued expenses	$1,765	$1,623
Reserve for uncollected interest	(426)	(193)	Other liabilities	958	742
Bank Owned Life Insurance	23,086	12,008	Dividends payable	1,206	1,236
Accrued interest on investments	2,795	4,180	Accrued interest on debt	899	998
Other prepaids	1,164	2,197	Federal and state
Net deferred tax asset	9,048	5,891	income taxes payable	99	1,249

Total prepaid expenses and other assets	$40,949	$29,358	Total other liabilities	$4,927	$5,848

Note M — Quarterly Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

					Year
	Three Months Ended				Ended
	Sep. 07	Dec. 07	Mar. 08	June 08	June 08

Total interest income	$24,814	$24,976	$24,535	$23,557	$97,882
Total interest expense	14,905	15,172	14,488	13,413	57,978

Net interest income	9,909	9,804	10,047	10,144	39,904
Provision for loan losses	703	288	376	964	2,331

Net interest income after provision for losses	9,206	9,516	9,671	9,180	37,573
Noninterest income	2,747	2,921	2,553	231	8,452
Noninterest expense	7,210	7,288	7,122	7,003	28,623

Income before income taxes	4,743	5,149	5,102	2,408	17,402
Income tax expense	1,094	1,579	1,576	350	4,599

Net income	$3,649	$3,570	$3,526	$2,058	$12,803

Net income per share:
Basic	$0.65	$0.65	$0.65	$0.38	$2.33
Diluted	$0.65	$0.64	$0.64	$0.38	$2.31

Notes to Consolidated Financial Statements — (Continued)

					Year
	Three Months Ended				Ended
	Sep. 06	Dec. 06	Mar. 07	June 07	June 07

Total interest income	$23,929	$24,682	$24,332	$24,317	$97,260
Total interest expense	14,338	15,277	14,780	14,476	58,871

Net interest income	9,591	9,405	9,552	9,841	38,389
Provision for loan losses	204	104	304	216	828

Net interest income after provision for losses	9,387	9,301	9,248	9,625	37,561
Noninterest income	2,628	2,529	2,591	2,610	10,358
Noninterest expense	6,847	6,744	7,552	6,896	28,039

Income before income taxes	5,168	5,086	4,287	5,339	19,880
Income tax expense	1,687	1,630	1,415	1,723	6,455

Net income	$3,481	$3,456	$2,872	$3,616	$13,425

Net income per share:
Basic	$0.61	$0.61	$0.51	$0.64	$2.37
Diluted	$0.61	$0.60	$0.50	$0.63	$2.34

Note N — Parent Company Condensed Financial Statements
(Dollar amounts in thousands)

The condensed balance sheets and statements of income and cash flows for Parkvale Financial Corporation as of June 30, 2008 and 2007 and the years then ended are presented below. PFC’s primary subsidiary is Parkvale Savings Bank (“PSB”).

Statements of Financial Condition	2008	2007	Statements of Operations	2008	2007	2006

Assets:			Dividends from PSB	$17,050	$33,560	$6,890
Investment in PSB	$130,267	$135,128	(Loss) gain on sale of assets	(1,714)	114	61
Cash	209	241	Other income	360	265	220
Other equity investments	1,458	2,763	Operating expenses	5	(2,285)	(1,996)

Other assets	—	105	Income before equity in undistributed earnings of subsidiary	15,701	31,654	5,175
Deferred taxes	925	27

Total assets	$132,859	$138,264

Liabilities and Shareholders’ Equity:			Equity in undistributed income of PSB	(2,898)	(18,229)	8,137

Accounts payable	$22	$158	Net income	$12,803	$13,425	$13,312

Trust preferred securities	—	7,200
Dividends payable	1,206	1,236
Shareholders’ equity	131,631	129,670

Total liabilities andshareholders’ equity	$132,859	$138,264

Notes to Consolidated Financial Statements — (Continued)

	Year Ended June 30,
Statements of Cash Flows	2008	2007	2006

Cash flows from operating activities:
Management fee income received	$144	$144	$144
Dividends received	17,050	33,560	6,890
Taxes received from PSB	182	1,296	411
Payment of trust preferred securities	(7,200)	(25,000)	—
Cash paid to suppliers	(352)	(2,354)	(2,577)

Net cash provided by operating activities	9,824	7,646	4,868

Cash flows from investing activities:
Proceeds from available for sale security sales	111	2,450	2,082
Purchases of available for sale securities	(1,168)	(3,529)	(3,656)

Net cash (used in) provided by investing activities	(1,057)	(1,079)	(1,574)

Cash flows from financing activities:
Payment for treasury stock	(4,949)	(2,838)	(158)
Allocation of treasury stock to benefit plans	838	612	880
Dividends paid to stockholders	(4,860)	(4,542)	(4,520)
Stock options exercised	172	390	254

Net cash used in financing activities	(8,799)	(6,378)	(3,544)

Net increase (decrease) in cash and cash equivalents	(32)	189	(250)
Cash and cash equivalents at beginning of year	241	52	302

Cash and cash equivalents at end of year	$209	$241	$52

Net income	$12,803	$13,425	$13,312
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) income of PSB	2,898	18,229	(8,137)
Taxes received from PSB	182	1,296	411
Decrease of trust preferred securities	(7,200)	(25,000)	—
(Increase) in other assets	793	(526)	(344)
Decrease (increase) in accrued expenses	348	222	(374)

Net cash (used in) provided by operating activities	$9,824	$7,646	$4,868

Note O — Fair Value of Financial Instruments
(Dollar amounts in thousands)

FAS 107, Disclosure About Fair Value of Financial Instruments, requires the determination of fair value for certain of the Bank’s assets, liabilities and contingent liabilities. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Noninterest-Bearing Deposits:  The carrying amount of cash, which includes noninterest-bearing demand deposits, approximates fair value.

Federal Funds Sold:  The carrying amount of overnight federal funds approximates fair value.

Interest-Earning Deposits in Other Banks:  The carrying amount of other overnight interest-bearing balances approximates fair value.

Notes to Consolidated Financial Statements — (Continued)

Investments and Mortgage-Backed Securities:  The fair values of investment securities are obtained from the Wall Street Journal, the Interactive Data Corporation pricing service and various investment brokers for securities not available from public sources. Prices on certain trust preferred securities were calculated using a spread model based on their current credit ratings when market quotes were not available. See Note B for additional information on investment securities.

Cash Surrender Value (“CSV”) of Bank Owned Life Insurance (“BOLI”):  The carrying amount of the CSV of BOLI approximates fair value.

Loans Receivable:  Fair values were estimated by discounting contractual cash flows using interest rates currently being offered for loans with similar credit quality adjusted for standard prepayment assumptions.

Deposit Liabilities:  For checking, savings and money market accounts, fair value is the amount payable on demand at June 30. The fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits of similar remaining maturities.

Advances from Federal Home Loan Bank:  Fair value is determined by discounting the advances using current rates of advances with comparable maturities as of the reporting date.

Trust Preferred Securities:  Fair Value is determined by discounting the securities using current rates of securities with comparable reset rate and maturities.

Commercial Investment Agreements:  The carrying amount of these overnight borrowings approximates fair value.

Off-Balance-Sheet Instruments:  Fair value for off-balance-sheet instruments (primarily loan commitments) are estimated using internal valuation models and are limited to fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Unused consumer and commercial lines of credit are assumed equal to the outstanding commitment amount due to the variable interest rate attached to these lines of credit.

	2008		2007
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets:
Cash and noninterest-earning deposits	$18,692	$18,692	$31,248	$31,248
Federal funds sold	86,000	86,000	114,000	114,000
Interest-earning deposits in other banks	7,252	7,252	4,803	4,803
Investment securities	222,275	245,969	350,392	352,477
Mortgage-backed securities	192,925	198,406	27,210	27,466
Loans receivable	1,227,870	1,216,914	1,245,957	1,248,586
CSV of BOLI	23,086	23,086	12,008	12,008

Financial Liabilities:
Checking, savings and money market accounts	$602,136	$602,136	$579,591	$579,591
Certificates of deposit	884,509	878,956	868,001	876,673
Advances from Federal Home Loan Bank	199,094	191,430	207,778	210,927
Trust Preferred Securities	—	—	7,338	7,200
Commercial investment agreements	20,554	21,965	12,202	13,106

Off-Balance Sheet Instruments Loan Commitments	$6	—	$(65)	—

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.  Controls and Procedures.

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15e and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as the end of such period, the Corporation’s disclosure controls and procedures are designed to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Parkvale Financial Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of June 30, 2008, based on management’s assessment, the Company’s internal control over financial reporting was effective.

Parente Randolph, LLC, the Company’s independent registered public accounting firm, has issued an audit report on our assessment of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” within this report.

Robert J. McCarthy, Jr.	Timothy G. Rubritz
President and Chief Executive Officer	Vice President, Treasurer and Chief Financial Officer

September 4, 2008

Report Of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Parkvale Financial Corporation:

We have audited Parkvale Financial Corporation and subsidiaries internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Parkvale Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Parkvale Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Parkvale Financial Corporation and subsidiaries as of June 30, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and our report dated September 4, 2008 expressed an unqualified opinion.

Parente Randolph, LLC

Pittsburgh, Pennsylvania
September 4, 2008

Item 9B.	Other Information

None.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein with respect to directors and executive officers of PFC and Parkvale is incorporated by reference from pages 7 to 10 of the definitive proxy statement of the Corporation for the 2008 Annual Meeting of Stockholders, which is expected to be filed on or before September 12, 2008 (the “definitive proxy statement”).

As required by the Sarbanes-Oxley Act of 2002, Parkvale has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer and chief financial officer) and employees and a Senior Financial Officer Code of Ethics that applies to its chief executive officer and chief financial officer. The codes of ethics may be found on our website at www.parkvale.com

Item 11.	Executive Compensation.

The information required herein is incorporated by reference from pages 15 to 30 of the definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from pages 3 to 6 of the definitive proxy statement.

The following table provides Equity Compensation Plan information as of June 30, 2008 with respect to shares of Parkvale Common Stock that may be issued under our existing equity compensation plans, which consists of the 1993 Directors’ Stock Option Plan, the 1993 Key Employee Stock Compensation Program and the 2004 Stock Incentive Plan.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities	Weighted Average	Equity Compensation
	to be Issued Upon	Exercise Price of	Plans (Excluding
	Exercise of	Outstanding	Securities
	Outstanding Options,	Options, Warrants	Reflected in Column
	Warrants and Rights(a)	and Rights(b)	(a))(c)

Equity compensation plans approved by security holders	340,890	$24.18	107,500
Equity compensation plans not approved by security holders	—	—	—

Total	340,890	$24.18	107,500

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 7, 10 to 12, 17 to 22 and page 30 of the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services

The information required herein is incorporated by reference from pages 31 and 32 of the definitive proxy statement.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following information is filed in the Items of this Form 10-K indicated below. Selected Financial Data	Item 6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	Item 7
Management’s Report on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	Item 8
Consolidated Statements of Financial Condition at June 30, 2008 and 2007	Item 8
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2008	Item 8
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2008	Item 8
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended June 30, 2008	Item 8
Notes to Consolidated Financial Statements	Item 8

(a) (2) Financial Statements Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

No.	Exhibits	Reference

3.1	Articles of Incorporation	A
	Amendment to Articles of Incorporation	D
3.2	Amended and Restated Bylaws	D
4	Common Stock Certificate	A
10.1	1993 Key Employee Stock Compensation Program	B
10.2	1993 Directors’ Stock Option Plan	E
10.3	Amended and Restated 2004 Stock Incentive Plan	D
10.4	Consulting Agreement with Robert D. Pfischner	C
10.5	Amended and Restated Employment Agreement with Robert J. McCarthy, Jr.	D
10.6	Amended and Restated Change in Control Severance Agreement with Timothy G. Rubritz	D
10.7	Amended and Restated Change in Control Severance Agreement with Gail B. Anwyll	D
10.8	Amended and Restated Change in Control Severance Agreement with Thomas R. Ondek	D
10.9	Amended and Restated Executive Deferred Compensation Plan	D
10.10	Amended and Restated Supplemental Executive Benefit Plan	D
22	Subsidiaries of Registrant Reference is made to Item 1. Business — Subsidiaries for the required information
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No.	Exhibits	Reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A	Incorporated by reference to the Registrant’s Form 8-B filed with the SEC on January 5, 1989.

B	Incorporated by reference, as amended, to Form S-8 at File No. 33-98812 filed by the Registrant with the SEC on November 1, 1995.

C	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 28, 1994.

D	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on December 28, 2007.

E	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 24, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVALE FINANCIAL CORPORATION

By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
Director, President and
Chief Executive Officer

Date: September 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date

/s/ Robert J. McCarthy, Jr. Robert J. McCarthy, Jr.	Director, President and Chief Executive Officer	September 9, 2008

/s/ Timothy G. Rubritz Timothy G. Rubritz,	Vice President — Treasurer (Chief Financial & Accounting Officer)	September 9, 2008

/s/ Robert D. Pfischner Robert D. Pfischner,	Chairman of the Board	September 9, 2008

/s/ Fred P. Burger, Jr. Fred P. Burger, Jr.,	Director	September 9, 2008

/s/ Andrea F. Fitting Andrea F. Fitting,	Director	September 9, 2008

/s/ Stephen M. Gagliardi Stephen M. Gagliardi,	Director	September 9, 2008

/s/ Patrick J. Minnock Patrick J. Minnock,	Director	September 9, 2008

/s/ Harry D. Reagan Harry D. Reagan,	Director	September 9, 2008