Form 10-Q
period 2008-09-30
PARKVALE FINANCIAL CORP
filed 2008-11-03
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on October 30, 2008 was $15.00 per share.
Number of shares of Common Stock outstanding as of October 30, 2008 was 5,482,695.

PARKVALE FINANCIAL CORPORATION

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$19,576	$18,692
Federal funds sold	89,000	86,000

Cash and cash equivalents	108,576	104,692
Interest-earning deposits in other banks	8,449	7,252
Investment securities available for sale (cost of $31,183 at September 30 and $34,845 at June 30)	27,222	31,347
Investment securities held to maturity (fair value of $380,380 at September 30 and $383,853 at June 30)	406,358	413,028
Loans, net of allowance of $15,052 at September 30 and $15,249 at June 30	1,181,938	1,201,665
Foreclosed real estate, net	5,353	3,279
Office properties and equipment, net	18,617	18,851
Goodwill	25,634	25,634
Intangible assets	4,468	4,695
Prepaid expenses and other assets	41,462	40,949

Total assets	$1,828,077	$1,851,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,482,400	$1,493,685
Advances from Federal Home Loan Bank	186,372	191,430
Other debt	18,572	21,965
Advance payments from borrowers for taxes and insurance	4,765	7,754
Other liabilities	4,710	4,927

Total liabilities	1,696,819	1,719,761

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 0 shares issued)	—	—
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid in capital	4,026	4,026
Treasury stock at cost (1,252,199 shares at September 30 and 1,253,199 at June 30)	(26,597)	(26,618)
Accumulated other comprehensive income	(2,515)	(2,222)
Retained earnings	149,609	149,710

Total shareholders’ equity	131,258	131,631

Total liabilities and shareholders’ equity	$1,828,077	$1,851,392

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	September 30,
	2008	2007
Interest Income:
Loans	$17,582	$18,398
Investments	5,735	4,980
Federal funds sold	503	1,436

Total interest income	23,820	24,814

Interest Expense:
Deposits	10,423	11,961
Borrowings	2,500	2,780
Trust preferred securities	—	164

Total interest expense	12,923	14,905

Net interest income	10,897	9,909
Provision for loan losses	1,027	703

Net interest income after provision for loan losses	9,870	9,206

Noninterest Income:
Service charges on deposit accounts	1,742	1,777
Other service charges and fees	383	287
Net gain on sale (writedown) of assets	(3,922)	—
Other	615	683

Total noninterest income	(1,182)	2,747

Noninterest Expense:
Compensation and employee benefits	4,008	4,135
Office occupancy	1,106	1,128
Marketing	169	173
Office supplies, telephone and postage	461	457
Other	1,352	1,317

Total noninterest expense	7,096	7,210

Income before income taxes	1,592	4,743
Income tax expense	487	1,094

Net income	$1,105	$3,649

Net income per share:
Basic	$0.20	$0.65
Diluted	$0.20	$0.65

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Interest received	$23,860	$25,118
Loan fees received (premiums paid)	111	31
Disbursements of student loans	(19)	(478)
Proceeds from sales of student loans	—	630
Other fees and commissions received	2,451	2,500
Interest paid	(13,000)	(14,986)
Cash paid to suppliers and others	(10,168)	(5,701)
Income taxes paid	(1,201)	(2,543)

Net cash provided by operating activities	2,034	4,571

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	1,039	—
Proceeds from maturities of investment securities	23,312	27,818
Purchase of investment securities available for sale	—	(1,028)
Purchase of investment securities held to maturity	(14,047)	(39,360)
Purchase of deposits in other banks	(1,197)	(886)
Purchase of loans	—	(14,236)
Principal collected on loans	50,699	87,370
Loans made to customers, net of loans in process	(34,050)	(61,313)
Other	(47)	(1,011)

Net cash provided by (used in) investing activities	25,709	(2,646)

Cash flows from financing activities:
Net (decrease) in checking and savings accounts	(5,379)	(9,913)
Net (decrease) increase in certificates of deposit	(5,907)	15,498
Repayment of FHLB advances	(5,006)	(6)
Net (decrease) increase in other borrowings	(3,393)	1,664
Decrease in borrowers’ advances for taxes and insurance	(2,989)	(3,331)
Cash dividends paid	(1,206)	(1,236)
Acquisition of treasury stock	—	(2,494)
Proceeds from exercise of stock options	21	21

Net cash (used in) provided by financing activities	(23,859)	203

Net increase in cash and cash equivalents	3,884	2,128
Cash and cash equivalents at beginning of period	104,692	145,248

Cash and cash equivalents at end of period	$108,576	$147,376

Reconciliation of net income to net cash provided by operating activities:

	Three months ended
	September 30,
	2008	2007
Net income	$1,105	$3,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	508	564
Accretion and amortization of loan fees and discounts	(717)	96
Loan fees collected and deferred	(10)	(134)
Provision for loan losses	1,027	703
Net writedown (gain) on sale of securities	3,922	—
Decrease in accrued interest receivable	761	252
(Increase) decrease in other assets	(1,293)	233
(Decrease) in accrued interest payable	(26)	(37)
(Decrease) in other liabilities	(3,243)	(755)

Total adjustments	929	922

Net cash provided by operating activities	$2,034	$4,571

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $3.8 million for the three months ended September 30, 2008 and $447,000 for the three months ended September 30, 2007.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Capital	Stock	Income	Earnings	Equity

Balance, June 30, 2008	$6,735	$4,026	($26,618)	($2,222)	$149,710	$131,631
Net income, three months ended September 30, 2008					1,105	1,105
Accumulated other comprehensive Income:
Change in unrealized gain (loss) on securities, net of deferred tax benefit of ($1,601)				(2,783)
Reclassification adjustment, net of taxes of $1,432				2,490		(293)

Comprehensive income						812
Dividends declared on common stock at $0.22 per share					(1,206)	(1,206)
Exercise of stock options			21			21

Balance, September 30, 2008	$6,735	$4,026	($26,597)	($2,515)	$149,609	$131,258

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
Statements of Operations
The statements of operations for the three months ended September 30, 2008 and 2007 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for fiscal 2009. The Annual Report on Form 10-K for the year ended June 30, 2008 contains additional information and should be read in conjunction with this report.
Loans
Loans are summarized as follows:

	September 30, 2008	June 30, 2008
Mortgage loans:
Residential:
1-4 Family	$812,896	$828,516
Multifamily	29,016	29,737
Commercial	111,267	113,622
Other	15,177	17,497

	968,356	989,372
Consumer loans	180,285	176,948
Commercial business loans	41,894	43,643
Loans on savings accounts	5,494	6,147

	1,196,029	1,216,110
Less: Loans in process	115	236
Allowance for loan losses	15,052	15,249
Unamortized premiums and deferred loan fees	(1,076)	(1,040)

Loans, net	$1,181,938	$1,201,665

Included in the $180,285 of consumer loans are $354 of student loans that are classified as held-for-sale. At September 30, 2008, the market value of these loans approximated $354.
The following summarizes the activity in the allowance for loan losses for the three-month period ended September 30:

	2008	2007
Beginning balance	$15,249	$14,189
Provision for losses — mortgage loans	837	603
Provision for losses — consumer loans	190	50
Provision for losses — commercial loans	—	50
Loans recovered	7	16
Loans charged off	(1,231)	(89)

Ending balance	$15,052	$14,819

Comprehensive Income
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the three months ended September 30, 2008 and 2007, total comprehensive net income amounted to $812 and $3,293, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Fair Value
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to July 1, 2009. Effective July 1, 2008, the Company adopted SFAS No. 157, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level I -	Quoted prices are available in the active markets for identical assets or liabilities as of the reported date.

Level II -	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III -	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires the use of observable market data when available. The adoption of FAS No. 157 did not have a significant impact on the company’s financial position or results of operations.
The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale security portfolio and other than temporarily impaired (“OTTI”) held to maturity securities are measured at fair value using quoted market prices for identical assets and are classified within Level I of the valuation hierarchy. Student loans held for sale are measured at fair value from quotes received through secondary market sources, i.e., SLM Corporation (SLMA), who provides pricing for similar assets with similar terms in actively traded markets.

	Level I	Level II	Level III	Total
Assets:
Available for sale securities	$27,222	—	—	$27,222
OTTI — Held to maturity securities	3,578	—	—	3,578
Student loans		354	—	354
Liabilities:	—	—	—	—
The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
classified as Level 3 inputs.

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
Impaired loans	—	—	1,265	1,265
Investments
Marketable Equity Securities. At September 30, 2008, Parkvale’s investments in marketable equity securities had a fair market value aggregating $27,222, representing aggregate investments of $31,183 reduced by net unrealized losses of $3,961. The largest investment consists of $13,979 of Federal Home Loan Bank (“FHLB”) stock, with the market value of this investment equal to its cost. The remaining marketable equity securities had an aggregate fair value of $13,243 at September 30, 2008 and primarily consist of investments in companies in the financial services industry and a mortgage mutual fund. Excluding the FHLB stock, our next largest investments consisted of three investments with a fair value ranging from $1,820 to $4,733 at September 30, 2008. These three investments had an aggregate fair value of $11,103 at September 30, 2008, net of $3,492 of unrealized losses. The following summarizes our investments in marketable equity securities that had an unrealized loss at September 30, 2008. Parkvale has unrealized losses that relate to a $5,000 investment in an adjustable rate mortgage mutual fund, representing $4,733 of fair value with $267 of unrealized loss, preferred stock in two of the largest financial services firms representing $6,730 of fair value with $3,225 of unrealized losses and common stock in two large national banks of $1,693 representing $1,320 of fair value with $373 of unrealized loss. Additionally, Parkvale held common stock in a large national bank of $172 representing $63 of fair value with $109 of unrealized loss, which was written down during fiscal 2008. Parkvale evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on these evaluations and Parkvale’s ability to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of these investments to be other-than-temporarily impaired at September 30, 2008. Parkvale expects to make future quarterly assessments of the value of these and other investments, which may result in additional writedowns or losses in future periods.
During the September 2008 quarter, investments in Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock Series M and S and a floating rate note in Washington Mutual, Inc. were considered to be other than temporarily impaired and were written down to fair value with a charge to earnings of $3,946. The remaining investments in marketable equity securities have not been significantly impaired. The unrealized losses on the remaining investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets since August 2007. Based on the credit-worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired.
Held to Maturity Investments

	September 30, 2008		June 30, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	66,413	65,818	71,411	71,331
Municipal obligations	4,645	4,693	4,050	4,105
Corporate debt, including trust preferred securities	137,929	115,329	139,161	115,492
Mortgage-backed securities	197,371	194,540	198,406	192,925

	406,358	380,380	413,028	383,853

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Corporate Debt. Parkvale’s unrealized losses over one year on investments in corporate bonds relate to 14 corporate bonds aggregating $42,082 which have unrealized losses of $12,290 that relate to interest rate changes and higher spreads to treasuries at September 30, 2008 compared to the purchase dates. In addition, liquidity concerns in the financial markets during the September 2008 quarter have made it difficult to obtain reliable market quotations on some infrequently traded securities that are held to maturity. The corporate debt securities have been valued using financial models based on guidance in FAS 157 for Level III assets as active markets did not exist at September 30, 2008 and June 30, 2008 to provide reliable market quotes. Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments. The current investment ratings of such investments are considered investment grade, with the exception of one $5,000 pooled investment that is now rated BB. Parkvale currently believes it will be able to collect 100% of principal and interest due according to the contractual terms of the investments. It is expected that the debentures would not be settled at a price less than the face value of the investments. Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, it does not consider these assets to be other-than-temporarily impaired at September 30, 2008.
At September 30, 2008, in addition to the above corporate bonds, Parkvale had investments in 20 different pooled offerings of trust preferred securities with an aggregate book value of $85,161, of which $83,592 had floating rates based on LIBOR at September 30, 2008. No single company represents more than 5% of any individual pooled offering. However, certain companies are in more than one pool and no single company has more than a 5% interest in the aggregate pooled investments. In addition to the pooled offerings, Parkvale had investments in trust preferred securities issued by six different banks with an aggregate book value of $9,783, of which $6,072 had floating interest rates at September 30, 2008. The 20 pooled offerings had an aggregate fair value of $65,876 at September 30, 2008, and the six individual trust preferred securities had an aggregate fair value of $8,035 at such date. All of these investments are held to maturity.
During the June and September 2008 quarters, interest payments for three of the pooled offerings were deferred, with these three pooled offerings having an aggregate carrying value of $13,000 with the deferred payments aggregating $337. Such deferred payments were not included in interest income. In addition, two additional pooled offerings with an aggregate carrying value of $6,100 and interest payments of $69 were capitalized in September 2008 as permitted by the investment agreements due to payment remittance errors by debt holders. All of the pooled trust preferred investments have an investment grade rating with an average rating of A, except one pooled offering of $5,000, which deferred the interest payment, has a current rating of BB. Based on a cash flow analysis and the current investment ratings of the securities, and because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, Parkvale does not consider these assets to be other-than-temporarily impaired at September 30, 2008. However, continued interest deferrals and/or insolvencies by participating issuers could result in a writedown of one or more of the trust preferred investments.
Parkvale is closely monitoring its investments in trust preferred securities in light of price volatility in the market place. Due to dislocations in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market rather than credit concerns. Fair value on trust preferred securities were estimated

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
using a spread model based on their current credit ratings as permitted by FAS 157, Level III assets.
U.S. Government and Agency Obligations. At September 30, 2008, the $65,818 market value of Parkvale’s investments in U.S. Government and Agency obligations was less than the $66,413 book value of debt investments due to the uncertainty of the resolution of FNMA and FHLMC that prevailed at September 30. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment.
Goodwill and market valuation:
Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). It should be noted that the operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale stock was $16.00 per share at September 30, 2008, which is below the book value of $23.94 at such date. The difference between the market value and the book value at September 30, 2008 is primarily related to the meltdown in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Company’s fiscal year end but can be tested for impairment at any time if circumstances warrant. Management does not consider goodwill to be impaired at September 30, 2008.
Earnings Per Share (“EPS”)
The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

	2008	2007
Numerator for basic and diluted earnings per share:
Net Income	$1,105	$3,649
Denominator:
Weighted average shares for basic earnings per share	5,482,369	5,573,343
Effect of dilutive stock options	3,606	48,518

Weighted average shares for dilutive earnings per share	5,485,975	5,621,861

Net income per share:
Basic	$0.20	$0.65
Diluted	$0.20	$0.65
Dividends per share	$0.22	$0.22
New Accounting Pronouncements
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. FAS No. 159 was effective for Parkvale as of July 1, 2008. Parkvale elected to not expand the use of fair value under FAS No. 159.
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Emerging Issues Task Force (“EITF”) Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” was effective for Parkvale on July 1, 2008. This EITF had no effect on its consolidated financial statements.
EITF Issue 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” was effective for Parkvale on July 1, 2008. This EITF had no affect as such life insurance arrangements are not in effect.
EITF Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” applies to share-based payment arrangements. Parkvale adopted this EITF on July 1, 2008. Through September 30, 2008, Parkvale has only paid dividends on outstanding shares.
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
The Corporation’s critical accounting policies and judgments disclosures are contained in the Corporation’s June 30, 2008 Annual Report printed in September 2008. Management believes that there have been no material changes since June 30, 2008. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods except fair value is measured in accordance with FAS 157 as disclosed in the Notes to the Financial Statements beginning on page 8.
Balance Sheet Data:

	September 30,
(Dollar amounts in thousands, except per share data)	2008	2007
Total assets	$1,828,077	$1,846,756
Loans, net	1,181,938	1,221,914
Interest-earning deposits and federal funds sold	97,449	124,689
Total investments	433,580	381,960
Deposits	1,482,400	1,474,628
FHLB advances	186,372	211,601
Shareholders’ equity	131,258	129,273
Book value per share	$23.94	$23.39

Statistical Profile:

	Three Months Ended
	September 30, (1)
	2008	2007
Average yield earned on all interest-earning assets	5.47%	5.77%
Average rate paid on all interest-bearing liabilities	3.07%	3.54%
Average interest rate spread	2.40%	2.23%
Net yield on average interest-earning assets	2.50%	2.30%
Other expenses to average assets	1.53%	1.58%
Taxes to pre-tax income	30.59%	23.07%
Return on average assets	0.24%	0.80%
Return on average equity	3.28%	11.27%
Average equity to average total assets	7.27%	7.08%

	At September 30,
	2008	2007
One year gap to total assets	2.28%	11.06%
Intangibles to total equity	22.93%	23.99%
Ratio of nonperforming assets to total assets	0.90%	0.47%
Number of full-service offices	48	47

(1)	The applicable income and expense figures have been annualized in calculating the percentages.
Nonperforming Loans and Foreclosed Real Estate:
Loans delinquent 90 days or more, impaired loans and foreclosed real estate (REO) consisted of the following at: (Dollar amounts in 000’s)

	9/30/08	6/30/08	12/31/07	9/30/07
Delinquent single-family mortgage loans	$8,264	$5,911	$3,683	$3,754
Delinquent other loans	1,567	5,472	2,057	2,243

Total nonperforming loans	9,831	11,383	5,740	5,997
Total impaired loans	1,265	1,146	1,054	1,063
Real estate owned, net	5,353	3,279	2,563	1,675

Total	$16,449	$15,808	$9,357	$8,735

A weakening of the national and to a lesser extent local housing sector and credit markets have contributed towards an increased level of non-performing assets. Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned in the aggregate represented 0.90%, 0.85%, 0.51% and 0.47% of total assets at the respective balance sheet dates shown above. Non-performing assets at September 30, 2008 have increased to $16.4 million from $15.8 million at June 30, 2008, which includes $9.8 million of non-accrual loans.
As of September 30, 2008, single-family mortgage loans delinquent 90 days or more include facilities aggregating $5.4 million purchased from others and serviced by national service providers with a cost basis ranging from $97,000 to $721,000. Management believes that all of these delinquent single-family mortgage loans are adequately collateralized with the exception of five loans, which have the necessary related allowances for losses provided.

Other loans delinquent 90 days or more of $1.6 million at September 30, 2008 include $713 of commercial real estate, $300 of commercial loans and $554 of consumer loans. A delinquent multi-family apartment building loan with a balance of $684,000 is more than 90 days past due as the borrower has declared bankruptcy in response to collection efforts that may result in foreclosure; management believes this facility is well collateralized. Impaired loans include a commercial real estate loan of $757,000 as the primary business operating from this location has closed and foreclosure is in process.
In addition to the loans shown in the above table, special mention loans include $1.1 million of commercial loans and $2.9 million of commercial real estate loans at September 30, 2008, compared to an aggregate of $3.1 million at June 30, 2008 and $3.8 million at December 31, 2007. The special mention loans, while current or less than 90 days past due, have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.
Foreclosed real estate of $5.4 million primarily consists of single-family dwellings. The increase in real estate owned was primarily due to the September 2008 foreclosure of ten single family units in a residential development with a net book value of $2.5 million at September 30, 2008. Marketing efforts are underway to sell the homes individually upon completion. At September 30, 2008, foreclosed real estate also includes four commercial real estate properties with an aggregate value of $441,000. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell.
Each of the above categories of loans have been evaluated for the market values of the collateral, less possible selling and holding costs, with appropriate valuation allowances and reserves provided as deemed necessary by management.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $352,000 at September 30, 2008 and $426,000 at June 30, 2008. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value of collateral is insufficient compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans, consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $1.3 million and $1.1 million of loans classified as impaired at September 30, 2008 and at June 30, 2008. Impaired loans are reported net of allowances of $0 at September 30, 2008 and June 30, 2008. The average recorded balance of impaired loans was $1.2 million during the three months ended September 30, 2008. Interest income of $27,000 on impaired loans was not recognized for the three months ended September 30, 2008 compared to $44,000 for the three months ended September 30, 2007.

Allowance for Loan Losses:
The allowance for loan losses was $15.1 million at September 30, 2008, $15.2 million at June 30, 2008 and $14.8 million at September 30, 2007 or 1.26%, 1.25% and 1.20% of gross loans at September 30, 2008, June 30, 2008 and September 30, 2007. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
Management continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Management then establishes reserves based upon its evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote on page 7. In addition to the $812.9 million of 1-4 family loans, the majority of the consumer loans represent either second mortgages in the form of term loans, home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans or discounted teaser rates on ARM loans. Included in the mortgage portfolio are $256.0 million of interest only mortgage loans. All originated ARM loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or Libor. Adjustable-rate mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. The entire purchased loan portfolio is considered well collateralized and geographically diversifies the portfolio throughout the United States. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. While management believes the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances that differ substantially from the assumptions used in evaluating the adequacy of the allowance for loan losses.
Liquidity and Capital Resources:
Federal funds sold increased $3.0 million or 3.5% from June 30, 2008 to September 30, 2008. Investment securities held to maturity decreased $6.7 million or 1.6%, loans decreased $19.7 million or 1.6% from June 30, 2008 to September 30, 2008, interest-earning deposits in other institutions increased $1.2 million or 16.5% and prepaid expenses and other assets increased $513,000 or 1.25% due to prepaid taxes. Deposits decreased $11.3 million or 0.8% from June 30, 2008 to September 30, 2008, advances from the Federal Home Loan Bank decreased $5.1 million or 2.6% due to the maturity of a $5.0 million 5.58% advance. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $455.4 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits.
TARP Capital Purchase Program: On October 14, 2008, the United States Department of the Treasury announced a voluntary Capital Purchase Program under which the Treasury will purchase up to $250 billion of senior preferred shares from qualifying financial institutions. Parkvale is eligible to request the Treasury to purchase preferred shares ranging from $10.6 million to $31.7 million with a dividend rate for the first five years of 5.0% per year. Parkvale currently has until November 14, 2008 to submit its application.

Parkvale expects to request near the maximum amount in order to increase the Bank’s Tier 1 risk based capital ratio from 9.4% to above 12%. The preferred stock represents a relatively cheap source of capital and may provide the Bank with growth opportunities along with solidifying our well- capitalized regulatory status. If preferred stock is issued to Parkvale, the Treasury would also receive warrants with up to a 10-year life to purchase common stock of Parkvale, with the amount of the warrants equal to 15% of the amount of preferred stock. Parkvale believes that the dilutive effect of the common stock warrants would not be material. In addition, the terms of the preferred stock would restrict Parkvale’s ability to repurchase its common stock or to increase the dividends paid on its common stock while the preferred stock is outstanding, in each case unless prior regulatory approval is received.
Shareholders’ equity was $131.3 million or 7.2% of total assets at September 30, 2008. A stock repurchase program, approved in June 2008, permits the purchase of 5.0% of outstanding stock or 274,000 shares during fiscal 2009 at prevailing prices in open-market transactions. Through September 30, 2008, no shares have been acquired under this program. Banks are required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of the risk-weighted assets. At September 30, 2008, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 5.54%, 9.40% and 10.65%, respectively.
The regulatory capital ratios for Parkvale Bank at September 30, 2008 are calculated as follows:

	Tier 1	Tier 1	Total
	Core	Risk-Based	Risk-Based
(Dollars in 000’s)	Capital	Capital	Capital
Equity capital (1)	$129,612	$129,612	$129,612
Less non-allowable intangible assets	(30,102)	(30,102)	(30,102)
Plus permitted valuation allowances (2)	—	—	13,246

Total regulatory capital	99,510	99,510	112,756
Minimum required capital	71,820	42,351	84,701

Excess regulatory capital	$27,690	$57,159	$28,055

Adjusted total assets (1)	$1,823,490	$1,058,765	$1,058,765

Regulatory capital as a percentage	5.46%	9.40%	10.65%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	1.46%	5.40%	2.65%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2008.

(2)	Limited to 1.25% of risk adjusted total assets.
Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale’s liquidity, capital resources or operations.
Results of Operations — Comparison of Three Months Ended September 30, 2008 and 2007:
For the three months ended September 30, 2008, Parkvale reported net income of $1.1 million or $0.20 per diluted share compared to net income of $3.6 million or $0.65 per diluted share for the quarter ended September 30, 2007. The $2.5 million decrease in net income for the September 2008 quarter reflects a $3.9 million writedown of equity and debt securities mitigated by related tax benefits of $1.3 million. On an operating basis, excluding security writedowns, net income for the September 2008 quarter would have been $3.7 million or $0.67 per diluted share. Management believes that excluding the security writedowns offers a better basis of comparison with prior periods. Net income was favorably impacted by a $988,000 increase in net interest income, a $114,000 decrease in noninterest expense and a $607,000 decrease in income tax expense, and was negatively impacted by a $324,000 increase in the provision for loan losses.
The security writedowns reduced the carrying value by $2.6 million of preferred stock investments in Freddie Mac, the largest U.S. Government sponsored mortgage company, and by $1.3 million of a debt investment in Washington Mutual, to their market values at September 30, 2008. These writedowns, less tax benefits, resulted in a net charge of $0.47 per share. These investments remain in the portfolio and it is management’s intent to hold such investments until market conditions improve for these securities.
Interest Income:
Parkvale had interest income of $23.8 million during the three months ended September 30, 2008 versus $24.8 million during the comparable period in 2007. The $994,000 or 4.0% decrease is the result of a 30 basis point decrease in the average yield from 5.77% in 2007 to 5.47% in 2008, mitigated by a $21.9 million or 1.3% increase in the average balance of interest-earning assets. Interest income from loans decreased $816,000 or 4.4%, resulting from a decrease in the average outstanding loan balances of $29.6 million or 2.4% and by a 13 basis point decrease in the average yield from 6.01% in 2007 to 5.88% in 2008. Investment interest income increased by $755,000 or 15.2% due to an increase of $62.3 million or 16.2% in the average balance, offset somewhat by a 5 basis point decrease in the average yield from 5.17% in 2007 to 5.12% in 2008. The higher level of investment was primarily related to purchases of AAA rated collateralized mortgage obligations in the latter part of fiscal 2008. Interest income earned on federal funds sold decreased $933,000 or 65.0% from the 2007 quarter due to a 320 basis point decrease in the average yield from 5.24% in 2007 to 2.04% in 2008, due to a substantial decline in short-term interest rates and by a decrease in the average balance of $10.8 million or 9.8%. The weighted average yield on all interest-earning assets was 5.45% at September 30, 2008 and 5.73% at September 30, 2007.
Interest Expense:
Interest expense decreased $2.0 million or 13.3% from the 2007 to the 2008 quarter. The decrease was due to a decrease in the average deposits and borrowings of $1.5 million or 0.1%, and by a 47 basis point decrease in the average rate paid on deposits and borrowings from 3.54% in 2007 to 3.07% in 2008. The overall decrease in liabilities includes the effects of the prepayment of trust-preferred securities of $7.2 million in December 2007. At September 30, 2008, the average rate payable on liabilities was 2.72% for deposits, 4.70% for borrowings, and 2.96% for combined deposits and borrowings.
Net Interest Income:
Net interest income was $10.9 million for the quarter ended September 30, 2008 compared to $9.9 million for the quarter ended September 30, 2007. The $988,000 improvement is primarily attributable to an increase of $21.9 million or 1.3% increase in the average interest-earning assets, mitigated by a 30 basis point decrease in the average yield from 5.77% in 2007 to 5.47% in 2008, and by the decreased cost of liabilities of 47 basis points from 3.54% to 3.07%. The decreased yield on earning assets is primarily attributable to lower rates on loans and investments, and the decreased cost of funds primarily relates to lower deposit interest rates.

Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended September 2008 increased by $324,000 from the 2007 quarter due to a higher amount of non-performing loans. Aggregate valuation allowances were 1.26% and 1.25% of gross loans at September 30, 2008 and June 30, 2008, respectively.
Nonperforming loans, impaired loans and real estate owned aggregated $16.5 million, $15.8 million and $8.7 million at September 30, 2008, June 30, 2008 and September 30, 2007, representing 0.90%, 0.85% and 0.47% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2008 were $15.1 million, compared to $15.2 million at June 30, 2008 and $14.8 million at September 30, 2007. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning trends experienced. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Noninterest Income:
Total noninterest income for the September 2008 quarter decreased by $3.9 million due to a writedown of securities of $3.9 million. The current quarter writedowns of $3.9 million are due to FHLMC preferred stock series M and S and to a floating rate note in Washington Mutual, offset slightly by a $25,000 gain on the sale of available for sale investment securities. Noninterest income changes included an increase of $96,000 or 33.4% of other fees and service charges, offset by decreases of $35,000 or 2.0% and $68,000 or 10.0% in service charges on deposits and other income, respectively. Annuity fee and commission income was $227,000 in the 2008 quarter compared to $321,000 in the 2007 quarter.
Noninterest Expense:
Total noninterest expense decreased by $114,000 or 1.6% for the three months ended September 30, 2008 compared to the September 30, 2007 quarter. This decrease is primarily due to a $127,000 decrease in compensation and employee benefits related to decreased profitability and incentive expense. Annualized noninterest expense as a percentage of average assets was 1.53% for the quarter ended September 2008 and 1.58% for the quarter ended September 2007.
Income Tax Expense:
Income tax expense decreased by $607,000 or 55.5% for the three months ended September 30, 2008 compared to the September 2007 quarter. The decrease in income tax expense is due to a lower level of taxable income due to the writedown of securities. The overall effective tax rate was 30.6% and 23.1% for the three months ended September 30, 2008 and 2007, respectively.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at June 30, 2008 in Item 7A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 12, 2008. Management believes that there have been no material changes in Parkvale’s market risk since June 30, 2008.
Item 4. Controls and Procedures

Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and CFO, concluded that Parkvale’s disclosure controls and procedures were effective as of September 30, 2008. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings	None
Item 1A. Risk Factors

Risk Factor disclosures are presented at June 30, 2008 in Item 1A of the Corporation’s Form 10-K, filed with the SEC on September 12, 2008. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The Corporation did not sell any equity securities during this reporting period that were not registered under the Securities Act of 1933.

(b)	Not applicable

(c)	During the quarter ended September 30, 2008, Parkvale did not purchase treasury shares.
The following table sets forth information with respect to the purchases made by or on behalf of Parkvale or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs (1)
July 1-31, 2008	—	—	—	274,000
August 1-31, 2008	—	—	—	274,000
September 1-30, 2008	—	—	—	274,000

(1)	The repurchase program approved on June 19, 2008 is scheduled to expire on June 30, 2009.

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2008 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 23, 2008. Of 5,482,695 shares eligible to vote, 93.3% or 5,114,764 shares were voted by proxy.

(b)	The shareholders voted to re-elect the nominees for director, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Fred P. Burger as director were 4,796,795 shares in favor and 317,969 shares withheld. The results for the re-election of Harry D. Reagan as director were 4,803,286 shares in favor and 311,478 shares withheld.

(c)	The recommendation by the Board of Directors to ratify the appointment of Parente Randolph, LLC as the Corporation’s independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 4,884,359 shares in favor, 224,783 shares against and 5,622 shares abstaining.

Item 5. Other Information None

Item 6. Exhibits The following exhibits are filed here within:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkvale Financial Corporation
DATE: October 31, 2008	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer

DATE: October 31, 2008	By:	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Vice President, Treasurer and Chief Financial Officer