Form 10-Q
period 2008-12-31
PARKVALE FINANCIAL CORP
filed 2009-01-29
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
COMMISSION FILE NO: 0-17411
PARKVALE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1556590

(State of incorporation)	(I.R.S. Employer Identification Number)
4220 William Penn Highway, Monroeville, Pennsylvania 15146
(Address of principal executive offices; zip code)
Registrant’s telephone number, including area code: (412) 373-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on January 21, 2009 was $12.75 per share.
Number of shares of Common Stock outstanding as of January 21, 2009 was 5,427,695.

PARKVALE FINANCIAL CORPORATION
INDEX

Page
Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of December 31, 2008 and June 30, 2008	3

Consolidated Statements of Operations for the three and six months ended December 31, 2008 and 2007	4

Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007	5-6

Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2008	6

Notes to Unaudited Interim Consolidated Financial Statements	7-12

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-22

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	22-23

Item 4.
Controls and Procedures	23

Part II — Other Information	23-24

Signatures	24

Exhibits	25-27

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$18,643	$18,692
Federal funds sold	90,000	86,000

Cash and cash equivalents	108,643	104,692
Interest-earning deposits in other banks	30,669	7,252
Investment securities available for sale (cost of $29,970 at December 31 and $34,845 at June 30)	26,068	31,347
Investment securities held to maturity (fair value of $427,145 at December 31 and $383,853 at June 30)	461,753	413,028
Loans, net of allowance of $15,897 at December 31 and $15,249 at June 30	1,163,968	1,201,665
Foreclosed real estate, net	6,897	3,279
Office properties and equipment, net	18,417	18,851
Goodwill	25,634	25,634
Intangible assets	4,240	4,695
Prepaid expenses and other assets	43,961	40,949

Total assets	$1,890,250	$1,851,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,481,785	$1,493,685
Advances from Federal Home Loan Bank	186,315	191,430
Term Debt	25,000	—
Other debt	20,939	21,965
Advance payments from borrowers for taxes and insurance	7,336	7,754
Other liabilities	5,611	4,927

Total liabilities	1,726,986	1,719,761

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	—
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid in capital	4,116	4,026
Treasury stock at cost (1,307,199 shares at December 31 and 1,253,199 at June 30)	(27,314)	(26,618)
Accumulated other comprehensive income (loss)	(2,478)	(2,222)
Retained earnings	150,443	149,710

Total shareholders’ equity	163,264	131,631

Total liabilities and shareholders’ equity	$1,890,250	$1,851,392

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest income:
Loans	$17,215	$18,278	$34,797	$36,676
Investments	5,861	5,402	11,596	10,382
Federal funds sold	59	1,296	562	2,732

Total interest income	23,135	24,976	46,955	49,790

Interest expense:
Deposits	10,043	12,205	20,466	24,166
Borrowings	2,470	2,814	4,970	5,594
Trust preferred securities	—	153	—	317

Total interest expense	12,513	15,172	25,436	30,077

Net interest income	10,622	9,804	21,519	19,713
Provision for loan losses	2,129	288	3,156	991

Net interest income after provision for losses	8,493	9,516	18,363	18,722

Noninterest Income:
Service charges on deposit accounts	1,650	1,778	3,392	3,555
Other fees and service charges	327	363	710	650
Net gain on sale (writedown) of assets	(1,060)	—	(4,982)	—
Other	636	780	1,251	1,463

Total noninterest income	1,553	2,921	371	5,668

Noninterest Expenses:
Compensation and employee benefits	4,092	4,154	8,100	8,289
Office occupancy	1,095	1,083	2,201	2,211
Marketing	71	182	240	355
FDIC insurance	62	43	123	84
Office supplies, telephone and postage	466	497	927	954
Early extinguishment of debt	—	62	—	62
Other	1,365	1,267	2,656	2,543

Total noninterest expenses	7,151	7,288	14,247	14,498

Income before income taxes	2,895	5,149	4,487	9,892
Income tax expense	830	1,579	1,317	2,673

Net income	$2,065	$3,570	$3,170	$7,219

Net income per common share:
Basic	$0.37	$0.65	$0.57	$1.30
Diluted	$0.37	$0.64	$0.57	$1.29

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Interest received	$45,137	$49,675
Loan fees received (premiums paid)	222	59
Disbursements of student loans	(30)	(705)
Proceeds from sales of student loans	361	248
Other fees and commissions received	4,793	5,145
Interest paid	(25,549)	(30,236)
Cash paid to suppliers and others	(13,430)	(11,320)
Income taxes paid	(2,501)	(4,105)

Net cash provided by operating activities	9,003	8,761

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	3,012	1,399
Proceeds from maturities of investment securities	35,692	65,404
Purchase of investment securities held to maturity	(86,164)	(131,361)
(Purchase) of deposits in other banks	(23,416)	(509)
Purchase of loans	—	(27,003)
Principal collected on loans	92,147	160,942
Loans made to customers, net of loans in process	(61,584)	(105,359)
Other	(125)	(2,318)

Net cash (used in) investing activities	(40,438)	(38,805)

Cash flows from financing activities:
Net (decrease) in checking and savings accounts	(4,837)	(4,180)
Net (decrease) in certificates of deposit	(7,063)	(6,135)
Proceeds from long term debt	25,000	—
Repayment of trust preferred securities	—	(7,200)
Repayment of FHLB advances	(5,013)	(12)
Net (decrease) increase in other borrowings	(1,027)	4,621
(Decrease) in borrowers’ advances for taxes and insurance	(418)	(566)
Proceeds from issuance of preferred stock	31,762	—
Cash dividends paid	(2,412)	(2,454)
Proceeds from exercise of stock options	111	172
Payment for treasury stock	(717)	(4,658)

Net cash used in financing activities	35,386	(20,412)

Net (decrease) in cash and cash equivalents	3,951	(50,456)

Cash and cash equivalents at beginning of period	104,692	145,248

Cash and cash equivalents at end of period	$108,643	$94,792

Reconciliation of net income to net cash provided
by operating activities:

	Six months ended
	December 31,
	2008	2007
Net income	$3,170	$7,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,013	1,092
Accretion and amortization of loan fees and discounts	(1,372)	(88)
Loan fees collected and deferred and (premiums paid)	31	(15)
Provision for loan losses	3,156	991
Net writedown (gain) on sale of securities	4,982	—
(Increase) in accrued interest receivable	(458)	(191)
(Increase) decrease in other assets	(2,224)	(1,027)
(Decrease) increase in accrued interest payable	(11)	(72)
Increase (decrease) in other liabilities	716	852

Total adjustments	5,833	1,542

Net cash provided by operating activities	$9,003	$8,761

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $6,861 for the six months ended December 31, 2008 and $1,858 for the six months ended December 31, 2007.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Equity

Balance, June 30, 2008	$—	$6,735	$4,026	($26,618)	($2,222)	$149,710	$131,631
Net income, six months ended December 31, 2008						3,170	3,170
Accumulated other comprehensive Income:
Change in unrealized gain (loss) on securities, net of deferred tax benefit of ($1,967)					(3,676)
Reclassification adjustment, net of taxes of $1,681					3,420		(256)

Comprehensive income							2,914
Issuance of 5% preferred stock	31,762						31,762
Dividends declared on common stock at $0.44 per share						(2,402)	(2,402)
Dividends accrued on preferred stock						(35)	(35)
Purchase of treasury stock				(717)			(717)
Recognition of stock option compensation expense			90				90
Exercise of stock options				21			21

Balance, December 31, 2008	$31,762	$6,735	$4,116	($27,314)	($2,478)	$150,443	$163,264

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
STATEMENTS OF OPERATIONS
The statements of operations for the six months ended December 31, 2008 and 2007 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for fiscal 2009. The Annual Report on Form 10-K for the year ended June 30, 2008 contains additional information and should be read in conjunction with this report.
LOANS

	December 31, 2008	June 30, 2008
Loans are summarized as follows:
Mortgage loans:
Residential:
1-4 Family	$788,867	$828,516
Multifamily	30,196	29,737
Commercial	114,595	113,622
Other	13,967	17,497

	947,625	989,372
Consumer loans	180,936	176,948
Commercial business loans	44,994	43,643
Loans on savings accounts	5,526	6,147

	1,179,081	1,216,110
Less: Loans in process	277	236
Allowance for loan losses	15,897	15,249
Unamortized premiums and deferred loan fees	(1,061)	(1,040)

Loans, net	$1,163,968	$1,201,665

Included in the $180,936 of consumer loans are $4 of student loans that are classified as held-for-sale. At December 31, 2008, the market value of these loans approximated $4.
Please refer to the “Fair Value” section and “Nonperforming Loans and Foreclosed Real Estate” section for additional information regarding impaired and delinquent loans.
The following summarizes the activity in the allowance for loan losses for the six month periods ended December 31:

	2008	2007
Beginning balance	$15,249	$14,189
Provision for losses — mortgage loans	1,380	779
Provision for losses — consumer loans	1,237	147
Provision for losses — commercial loans	539	65
Loans recovered	14	110
Loans charged off	(2,522)	(471)

Ending balance	$15,897	$14,819

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
COMPREHENSIVE INCOME
Sources of comprehensive income not included in net income are limited to unrealized gains and losses on certain investments in equity securities. For the six months ended December 31, 2008 and 2007, total comprehensive income amounted to $2,914 and $5,110, respectively.
FAIR VALUE
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to July 1, 2009. Effective July 1, 2008, the Company adopted SFAS No. 157, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:
Level I —	Quoted prices are available in the active markets for identical assets or liabilities as of the measurement date.

Level II —	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III —	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires the use of observable market data when available. The adoption of FAS No. 157 did not have a significant impact on the Company’s financial position or results of operations.
The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale security portfolio and other than temporarily impaired (“OTTI”) held to maturity securities are measured at fair value using quoted market prices for identical assets and are classified within Level I of the valuation hierarchy. Student loans held for sale are measured at fair value from quotes received through secondary market sources, i.e., SLM Corporation (SLMA), which provides pricing for similar assets with similar terms in actively traded markets.

	Level I	Level II	Level III	Total
Assets:
Available for sale securities	$26,068	—	—	$26,068
OTTI — Held to maturity securities	3,586	—	—	3,586
Student loans held for sale	—	4	—	4
Liabilities:	—	—	—	—

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2008 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level 1 inputs; and significant other observable inputs, employed by certified appraisers, for similar assets classified as Level 2 inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level 3 inputs.

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
Impaired loans	—	—	508	508
INVESTMENTS
At December 31, 2008 and June 30, 2008, the following comprises Parkvale’s investment portfolio:

	December 31, 2008		June 30, 2008
Available for Sale Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB of Pittsburgh stock	$13,826	$13,826	$14,713	$14,713
Preferred stocks, including GSEs	9,830	6,185	12,416	9,940
Mutual Funds — ARM mortgages	5,500	5,235	5,500	5,233
Other common equities	814	822	2,216	1,461

	$29,970	$26,068	$34,845	$31,347

For additional information regarding unrealized losses greater than one year of available for sale securities, please refer to the discussion of Available for sale securities below.

	December 31, 2008		June 30, 2008
Held to Maturity Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	115,481	116,974	71,411	71,331
Municipal obligations	6,052	6,020	4,050	4,105
Corporate debt:
Short to medium term corporate debt	43,103	41,952	44,224	43,390
Pooled trust preferred securities	85,473	58,740	85,159	63,623
Individual trust preferred securities	9,789	7,690	9,778	8,479
Mortgage-backed securities	201,855	195,769	198,406	192,925

	461,753	427,145	413,028	383,853

For additional information regarding unrealized losses greater than one year of held to maturity securities, please refer to the discussion of Held to maturity securities, except U.S. Government and agency obligations below.
Liquidity concerns in the financial markets during the six months ended December 31, 2008 have made it difficult to obtain reliable market quotations on some infrequently traded securities that are held to maturity. The corporate debt and certain mortgage-backed securities have been valued using financial models based on guidance in FAS 157 for Level III (see Fair Value Note) assets as active markets did not exist at December 31, 2008, September 30, 2008 and June 30, 2008 to provide reliable market quotes. Contractual terms of the investments do not permit debtors to settle the security at a price less

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
than the face value of the investments and as such, it is expected that the debentures would not be settled at a price less than the face value of the investments. Parkvale currently believes it will be able to collect 100% of principal and interest due according to the contractual terms of the investments. Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, it does not consider these assets to be other-than-temporarily impaired at December 31, 2008.
At December 31, 2008, Parkvale had investments in 20 different offerings of pooled trust preferred securities with an aggregate book value of $85,473, of which $83,912 of book value had floating rates based on LIBOR at December 31, 2008. No single company represents more than 5% of any individual pooled offering. However, certain companies are in more than one pool and no single company has more than a 5% interest in the aggregate pooled investments. All of these investments are held to maturity. Based on the credit-worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired.
During the September 2008 quarter, investments in government sponsored entities (“GSEs”), including Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock Series M and S and a floating rate note in Washington Mutual, Inc. were considered to be other than temporarily impaired and were written down to fair value with a pre-tax charge to earnings of $3,946. The unrealized losses on the remaining investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets since August 2007. Based on the credit-worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired.

	Less than 12 months of		Greater than 12 months of
	unrealized losses		unrealized losses		Total
		Unrealized		Unrealized		Unrealized
Available for Sale Investments	Fair Value	loss	Fair Value	loss	Fair Value	loss
FHLB of Pittsburgh stock	—	—	—	—	—	—
Preferred stocks, including GSEs	—	—	6,185	3,645	6,185	3,645

Mutual Funds — ARM mortgages	—	—	4,728	272	4,728	272
Other common equities	—	—	803	1	803	1

Held to Maturity Investments
U.S. Government and agency obligations	14,741	242	—	—	14,741	242
Municipal obligations	—	—	2,850	100	2,850	100
Short to medium term corporate debt	19,153	483	22,799	671	41,952	1,154
Pooled trust preferred securities	21,879	3,146	36,861	21,786	58,740	24,932
Individual trust preferred securities	3,635	317	4,055	2,082	7,690	2,399
Mortgage-backed securities	172,364	6,165	2,126	330	174,490	6,494
Available for sale securities. At December 31, 2008, Parkvale has unrealized losses that are greater than one year. Mutual funds unrealized loss greater than one year relates to a $5,000 investment in an adjustable rate mortgage mutual fund, representing $4,728 of fair value with $272 of unrealized loss. Investments in FHLMC preferred stock Series M and S recognized writedowns during the September and June 2008 quarters. Other common equities included $814 of amortized cost at December 31, 2008, net of writedowns of $1,060 recorded during the December 2008 quarter. Parkvale evaluated the near-

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
term prospects of these issuers in relation to the severity and duration of the impairment. Based on these evaluations and Parkvale’s ability to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of these investments to be other-than-temporarily impaired at December 31, 2008.
The FHLB of Pittsburgh historically paid quarterly cash dividends, which were last paid on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments that normally would be payable in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. Parkvale’s investment in the FHLB of Pittsburgh was $13,826 at December 31, 2008 and is valued at the par issue amount of $100 per share. It is possible that the FHLB investment could be less than the par amount if the value of certain investments made by the FHLB is less than the carrying amount in future quarters.
Parkvale expects to make future quarterly assessments of the value of these and other investments, which may result in additional writedowns or losses in future periods.
Held to maturity securities except US Government & Agency obligations. At December 31, 2008, Parkvale has unrealized losses that are greater than one year. Parkvale’s unrealized losses over one year on investments in short to medium corporate debt, pooled and individual trust preferred securities related to 22 issues with an aggregate book value of $88,254, with an aggregate fair value of $63,715 and unrealized losses of $24,539 that relate to interest rate changes, higher spreads to treasuries at December 31, 2008 compared to the purchase dates and concerns of future bank failures. Of the above amounts, short to medium term corporate debt unrealized loss relate to five corporate bonds aggregating $23,470, representing $22,799 of fair value with $671 of unrealized losses. Pooled trust preferred securities unrealized loss relate to 13 pooled trust preferred securities aggregating $58,647, representing $36,861 of fair value with $21,786 of unrealized losses. Individual trust preferred securities unrealized losses relate to four individual securities aggregating $6,137, representing $4,055 of fair value with $2,082 of unrealized losses.
During the December 2008 quarter, interest payments for four of the pooled trust preferred offerings were deferred, with these pooled offerings having an aggregate carrying value of $18,000 with the deferred payments aggregating $552. Such deferred payments were not included in interest income. In addition, five additional pooled trust preferred offerings with an aggregate carrying value of $16,900 and interest payments of $261 were capitalized through December 2008 as permitted by the investment agreements. The pooled trust preferred investments had an initial average investment grade rating of A. Market price indications generally reflect the lack of liquidity in the markets and because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, Parkvale does not consider these assets to be other-than-temporarily impaired at December 31, 2008. However, continued interest deferrals and/or insolvencies by participating issuers could result in a writedown of one or more of the trust preferred investments in the future.
Parkvale is closely monitoring its investments in trust preferred securities in light of price volatility in the market place. Due to dislocations in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
in the market as well as concerns of future bank failures. The fair value on trust preferred securities was estimated using a spread model based on their current credit ratings as permitted by FAS 157, Level III assets (see Fair Value Note).
U.S. Government and Agency Obligations. At December 31, 2008, the $116,974 market value of Parkvale’s investments in U.S. Government and Agency obligations was more than the $115,481 book value of debt investments. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment.
GOODWILL AND MARKET VALUATION
Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). It should be noted that the operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale stock was $12.42 per share at December 31, 2008, which is below the book value of $24.23 at such date. The difference between the market value and the book value at December 31, 2008 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant. Management does not consider goodwill to be impaired at December 31, 2008. If the financial markets remain under stress through June 2009 and if Parkvale stock continues to trade at a range of 50% to 55% of book value, a goodwill impairment charge is possible in a future quarter.
EARNINGS PER SHARE (“EPS”)
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended December 31:

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007

Numerator:
Net income (in 000’s)	$2,065	$3,570	$3,170	$7,219
Less: Preferred stock dividend	35	—	35	—

Income available to common stockholders	$2,030	$3,570	$3,135	$7,219

Denominator:
Weighted average shares for basic earnings per common share	5,467,423	5,496,911	5,474,896	5,535,127
Effect of dilutive stock options	625	48,860	2,116	48,689

Weighted average shares for dilutive earnings per common share	5,468,048	5,545,771	5,477,012	5,583,816

Net income common per share: Basic	$0.37	$0.65	$0.57	$1.30

Diluted	$0.37	$0.64	$0.57	$1.29

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Emerging Issues Task Force (“EITF”) Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” was effective for Parkvale on July 1, 2008. This EITF had no effect on the Corporation’s consolidated financial statements.
EITF Issue 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” was effective for Parkvale on July 1, 2008. This EITF had no effect on the Corporation’s consolidated as such life insurance arrangements are not in effect. This EITF had no effect on the Corporation’s consolidated financial statements.
EITF Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” applies to share-based payment arrangements. Parkvale adopted this EITF on July 1, 2008. Through December 31, 2008, Parkvale has only paid dividends on outstanding shares.
In October 2008, the FASB clarified the application of FAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP was effective for Parkvale on September 30, 2008. The adoption of this standard did not have an effect on the Company’s consolidated results of operations or financial position.
In January, 2009, The FASB amended the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior reporting period is not permitted. Management is evaluating the effects of this statement.
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
Balance Sheet Data:

	December 31,
	2008	2007
Total assets	$1,890,250	$1,828,508
Loans, net	1,163,968	1,207,837
Interest-earning deposits and federal funds sold	120,669	73,312
Total investments	487,821	427,329
Deposits	1,481,785	1,458,688
FHLB advances	186,315	211,543
Shareholders’ equity	163,264	128,080
Book value per common share	$24.23	$23.48

	Three Months Ended		Six Months Ended
	December 31, (1)		December 31, (1)
Statistical Profile:	2008	2007	2008	2007
Average yield earned on all interest-earning assets	5.38%	5.79%	5.43%	5.77%
Average rate paid on all interest-bearing liabilities	3.00%	3.58%	3.04%	3.56%
Average interest rate spread	2.38%	2.21%	2.39%	2.21%
Net yield on average interest-earning assets	2.47%	2.27%	2.49%	2.29%
Other expenses to average assets	1.56%	1.59%	1.55%	1.58%
Taxes to pre-tax income	28.67%	30.67%	29.35%	27.02%
Dividend payout ratio	59.27%	34.18%	76.88%	34.03%
Return on average assets	0.45%	0.78%	0.34%	0.79%
Return on average equity	5.68%	11.01%	4.52%	11.14%
Average equity to average total assets	7.94%	7.06%	7.61%	7.07%
Dividends per common share	$0.22	$0.22	$0.44	$0.44

	At December 31,
	2008	2007
One year gap to total assets	11.73%	10.75%
Intangibles to total equity	18.30%	24.03%
Capital to assets ratio	8.64%	7.00%
Ratio of nonperforming assets to total assets	1.10%	0.51%
Number of full-service offices	48	48

(1)	The applicable income and expense figures have been annualized in calculating the percentages.
Nonperforming Loans and Foreclosed Real Estate:
Loans delinquent 90 days or more, impaired loans and foreclosed real estate (REO) consisted of the following at:

	(Dollar amounts in 000’s)
	12/31/08	6/30/08	12/31/07
Delinquent single-family mortgage loans	$11,041	$5,911	$3,683
Delinquent other loans	2,334	5,472	2,057

Total nonperforming loans	13,375	11,383	5,740
Total impaired loans	508	1,146	1,054
Real estate owned, net	6,897	3,279	2,563

Total	$20,780	$15,808	$9,357

A weak national economy and to a lesser extent local housing sector and credit markets has contributed towards an increased level of non-performing assets. Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned in the aggregate represented 1.10%, 0.85% and 0.51% of total assets at the respective balance sheet dates shown above. Non-performing assets at December 31, 2008 have increased to $20.8 million from $15.8 million at June 30, 2008, which includes $13.4 million of non-accrual loans.

As of December 31, 2008, single-family mortgage loans delinquent 90 days or more include loans aggregating $7.9 million purchased from others and serviced by national service providers with a cost basis ranging from $97,000 to $646,000. Management believes that all of these delinquent single-family mortgage loans are adequately collateralized with the exception of five loans, which have the necessary related allowances for losses provided.
Other loans delinquent over 90 days of $2.3 million at December 31, 2008 include $1.6 million of commercial real estate, $214,000 of commercial loans and $492,000 of consumer loans. A delinquent multi-family apartment building loan with a $684,000 balance is more than 90 days past due as the borrower declared bankruptcy in response to foreclosure efforts; management believes this facility is well collateralized. Impaired loans include four unrelated commercial real estate loans aggregating $508,000 on which foreclosures are in process and which the necessary related allowances for losses have been provided.
In addition to the loans shown in the above table, special mention loans include $858,000 of commercial loans and $1.7 million of commercial real estate loans at December 31, 2008, compared to an aggregate of $3.1 million at June 30, 2008 and $4.4 million at December 31, 2007. The special mention loans, while current or less than 90 days past due, have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.
Foreclosed real estate of $6.9 million at December 31, 2008 primarily consists of single-family dwellings. The increase in real estate owned was primarily due to the September 2008 foreclosure of ten single family units in a residential development with a net book value of $2.6 million at December 31, 2008. Marketing efforts are underway to sell the homes individually upon completion. At December 31, 2008, foreclosed real estate also includes four commercial real estate properties with an aggregate value of $514,000. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell.
Each of the above categories of loans have been evaluated for the market values of the collateral, less possible selling and holding costs, with appropriate valuation allowances and reserves provided as deemed necessary by management.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $441,000 at December 31, 2008 and $426,000 at June 30, 2008. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value of collateral is insufficient compared to the contractual amount due. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans, consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $508,000 and $1.1 million of loans classified as impaired at December 31, 2008 and at June 30, 2008. Impaired loans are reported net of allowances of $0 at December 31, 2008 and June 30, 2008. The average recorded balance of impaired loans was $877,000 during the six months ended December 31, 2008. Interest income of $38,000 on impaired loans was not recognized for the six months ended December 31, 2008 compared to $65,000 for the six months ended December 31, 2007.
Allowance for Loan Losses:

The allowance for loan losses was $15.9 million at December 31, 2008, $15.2 million at June 30, 2008 and $14.8 million at December 31, 2007 or 1.35%, 1.25% and 1.21% of gross loans at the respective balance sheet dates. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
Parkvale continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Reserves are then established based upon the evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote on page 7. In addition to the $788.9 million of 1-4 family loans, the majority of the consumer loans represent either second mortgages in the form of term loans, home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans or discounted teaser rates on ARM loans. Included in the mortgage portfolio are $245.9 million of interest only mortgage loans. All originated ARM loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or Libor. Adjustable-rate mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. The entire purchased loan portfolio is considered well collateralized and geographically diversifies the portfolio throughout the United States. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. While management believes the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances where economic conditions change and effect the assumptions used in evaluating the adequacy of the allowance for loan losses.
Liquidity and Capital Resources:

Federal funds sold increased $4.0 million or 4.7% from June 30, 2008 to December 31, 2008. Investment securities held to maturity increased $48.7 million or 11.8%, interest-earning deposits in other institutions increased $23.4 million or 322.9%, loans decreased $37.7 million or 3.1% from June 30, 2008 to December 31, 2008, and prepaid expenses and other assets increased $3.0 million or 7.4%. Deposits decreased $11.9 million or 0.8% from June 30, 2008 to December 31, 2008, and advances from the Federal Home Loan Bank decreased $5.1 million or 2.7% due to the maturity of a $5.0 million 5.58% advance. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $658.9 million. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits. In addition, borrowings increased $25.0 million and capital increased $31.8 million due to the issuance of preferred stock. See the following discussion below.

TARP Capital Purchase Program: On October 14, 2008, the United States Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (the “CPP”) under which the Treasury will purchase senior preferred shares from qualifying financial institutions. The plan is part of the $700 billion Emergency Economic Stabilization Act signed into law in October 2008.
On December 23, 2008, pursuant to the CPP established by the Treasury, Parkvale entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement — Standard Terms, with the Treasury (the “Agreement”), pursuant to which Parkvale issued and sold to the Treasury for an aggregate purchase price of $31,762,000 in cash (i) 31,762 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 376,327 shares of common stock, par value $1.00 per share, of Parkvale (“Common Stock”), at an initial exercise price of $12.66 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).
The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum on the liquidation preference for the first five years, and thereafter at a rate of 9% per annum. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock (and pari passu with Parkvale’s other authorized shares of preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends and distributions and amounts payable in the unlikely event of any future liquidation or dissolution of Parkvale. Parkvale may redeem the Series A Preferred Stock after three years at a price of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock may not be redeemed during the first three years except with the proceeds from a “qualified equity offering” (as defined in the Agreement). Prior to December 23, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its Common Stock dividend or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Agreement.
The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” announced after October 13, 2008, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
Term Debt: On December 30, 2008, Parkvale Financial Corporation (the “Corporation”) entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is expected to be $15,625,000, is due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at anytime, in whole or in part at the

Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. On January 7, 2009, the Corporation entered into swap arrangements with PNC to convert portions of the Libor floating interest rates to fixed interest rates for three and five years. Under the swap agreements, $5.0 million matures on December 31, 2011 at a rate of 4.92% and an additional $15.0 million matures on December 31, 2013 at a rate of 5.41%.
Shareholders’ equity was $163.3 million or 8.6% of total assets at December 31, 2008. A stock repurchase program, approved in June 2008, permits the purchase of 5.0% of outstanding stock or 274,000 shares during fiscal 2009 at prevailing prices in open-market transactions. Through December 31, 2008, 55,000 shares have been acquired under this program at an average cost of $13.05 and represent 19.6% of the repurchase program. The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At December 31, 2008, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 8.39%, 14.00% and 15.25%, respectively.
The regulatory capital ratios for Parkvale Bank at December 31, 2008 are calculated as follows:

	Tier 1	Tier 1	Total
	Core	Risk-Based	Risk-Based
(Dollars in 000’s)	Capital	Capital	Capital

Equity capital (1)	$181,449	$181,449	$181,449
Less non-allowable intangible assets	(29,874)	(29,874)	(29,874)
Plus permitted valuation allowances (2)	—	—	13,553

Total regulatory capital	151,575	151,575	165,128
Minimum required capital	72,286	43,311	86,622

Excess regulatory capital	$79,289	$108,264	$78,506

Adjusted total assets (1)	$1,807,154	$1,082,776	$1,082,776
Regulatory capital as a percentage	8.39%	14.00%	15.25%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	4.39%	10.00%	7.25%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended December 31, 2008.

(2)	Limited to 1.25% of risk adjusted total assets.
Management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale’s liquidity, capital resources or operations.
Results of Operations — Comparison of Three Months Ended December 31, 2008 and 2007:

For the three months ended December 31, 2008, net income was $2.1 million or $0.37 per diluted share compared to net income of $3.6 million or $0.64 per diluted share for the quarter ended December 31,

2007. The $1.5 million decrease in net income for the December 2008 quarter reflects a $1.1 million writedown of equity securities and a $1.8 million increase in the provision for loan losses, partially offset by a $749,000 decrease in income tax expense and an increase of $818,000 in net interest income. On an operating basis, excluding the security writedowns, net income for the December 2008 quarter would have been $2.8 million or $0.50 per share. Net interest income increased to $10.6 million from $9.8 million for the prior period. The higher loan loss provision relates to a higher level of classified assets, as the ratio of non-performing loans and real estate owned to total assets increased to 1.10% up from 0.85% at June 30, 2008. Return on average equity was 5.68% for the December 2008 quarter compared to 11.01% for the December 2007 quarter.
Interest Income:

Parkvale had interest income of $23.1 million during the three months ended December 31, 2008 versus $25.0 million during the comparable period in 2007. The $1.8 million or 7.4% decrease is the result of a 41 basis point decrease in the average yield from 5.79% in 2007 to 5.38% in 2008 and a $6.6 million or 0.4% decrease in the average balance of interest-earning assets. Interest income from loans decreased $1.1 million or 5.8%, resulting from a decrease in the average outstanding loan balances of $42.6 million or 3.5% and by a 15 basis point decrease in the average yield from 6.01% in 2007 to 5.86% in 2008. Investment interest income increased by $459,000 or 8.5% due to an increase of $87.5 million or 20.0% in the average balance, offset by a 60 basis point decrease in the average yield from 5.42% in 2007 to 4.82% in 2008. The higher level of investment was primarily related to purchases of AAA rated collateralized mortgage obligations in the latter part of fiscal 2008. Interest income earned on federal funds sold decreased $1.2 million or 95.4% from the 2007 quarter due to a 427 basis point decrease in the average yield from 4.67% in 2007 to 0.40% in 2008, due to a substantial decline in short-term interest rates and a decrease in the average federal fund balance of $51.5 million or 46.4%. The weighted average yield on all interest-earning assets was 5.13% at December 31, 2008 and 5.78% at December 31, 2007.
Interest Expense:

Interest expense decreased $2.7 million or 17.5% from the 2007 to the 2008 quarter. The decrease was due to a decrease in the average deposits and borrowings of $29.2 million or 1.7%, and by a 58 basis point decrease in the average rate paid on deposits and borrowings from 3.58% in 2007 to 3.00% in 2008. The overall decrease in liabilities includes the effects of a $40.4 million or 17.7% decrease in average borrowings offset by an $18.0 million or 1.2% increase in average deposits. At December 31, 2008, the average rate payable on liabilities was 2.62% for deposits, 4.57% for borrowings, and 2.89% for combined deposits and borrowings.
Net Interest Income:

Net interest income was $10.6 million for the quarter ended December 31, 2008 compared to $9.8 million for the quarter ended December 31, 2007. The $818,000 improvement is attributable to a 17 basis point increase in the average interest rate spread from 2.21% in 2007 to 2.38% in 2008 and a net increase of $22.0 million of net earning assets The decreased yield on earning assets is primarily attributable to lower rates on loans and investments, and the decreased cost of funds primarily relates to lower deposit interest rates.
Provision for Loan Losses:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended December 2008 increased by $1.8 million from the 2007 quarter due to a higher amount of non-performing loans. Aggregate valuation allowances were 1.35% and 1.25% of gross loans at December 31, 2008 and June 30, 2008, respectively.

Nonperforming loans, impaired loans and real estate owned aggregated $20.8 million, $15.8 million and $9.4 million at December 31, 2008, June 30, 2008 and December 31, 2007, representing 1.10%, 0.85% and 0.51% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 2008 were $15.9 million, compared to $15.2 million at June 30, 2008 and $14.8 million at December 31, 2007. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning trends experienced. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Noninterest Income:

Total noninterest income for the December 2008 quarter decreased by $1.4 million due to a writedown of securities of $1.1 million. The current quarter writedowns of $1.1 million are due to equity investments included in available for sale investment securities. Noninterest income changes included a decrease of $128,000 or 7.2% of service charges on deposit accounts, a decrease of $36,000 or 9.9% of other fees and service charges and $144,000 or 18.5% of other income. Annuity fee and commission income was $190,000 in the 2008 quarter compared to $311,000 in the 2007 quarter.
Noninterest Expense:

Total noninterest expense decreased by $137,000 or 1.9% for the three months ended December 31, 2008 compared to the December 31, 2007 quarter. This decrease is primarily due to decreases of $62,000 in compensation and employee benefits and $111,000 in marketing, offset by an increase of $98,000 in other expense. Annualized noninterest expense as a percentage of average assets was 1.56% for the quarter ended December 2008 and 1.59% for the quarter ended December 2007.
Income Tax Expense:

Income tax expense decreased by $749,000 or 47.4% for the three months ended December 31, 2008 compared to the December 2007 quarter. The decrease in income tax expense is due to a lower level of taxable income due to the writedown of securities and loan loss provisions. The overall effective tax rate was 28.7% and 30.7% for the three months ended December 31, 2008 and 2007, respectively. The current quarter rate is lower due to the impact of writedowns and provisions on taxable income.
Results of Operations — Comparison of Six Months Ended December 31, 2008 and 2007:

For the six month period ended December 31, 2008, net income was $3.2 million or $0.57 per diluted share compared to net income of $7.2 million or $1.29 per diluted share for the six-month period ended December 31, 2007. The $4.0 million decrease in net income for the December 2008 six months reflects $5.0 million of writedowns of equity and debt securities and a $2.2 million increase in the provision for loan losses, partially offset by an increase in net interest income of $1.8 million and a decrease in income tax expense of $1.4 million. On an operating basis, excluding the security writedowns, net income for the December 2008 six month period would have been $6.4 million or $1.16 per share. Net interest income for the six months ended December 31, 2008 increased to $21.5 million from $19.7 million for the six months ended December 31, 2007. Return on average equity was 4.52% for the six months ended December 2008 compared to 11.14% for the six months ended December 2007.
During the six month period ended December 31, 2008, security writedowns reduced the carrying value by $2.6 million of preferred stock investments in Freddie Mac, the largest U.S. Government sponsored mortgage company, and by $1.3 million of a debt investment in Washington Mutual, to their market values at September 30, 2008. These writedowns, less tax benefits, resulted in a net charge of $0.47 per share. As of December 31, 2008, these investments remain in the portfolio and it is management’s intent to hold such investments until market conditions improve for these securities.
Interest Income:

Parkvale had interest income of $47.0 million during the six months ended December 31, 2008 versus $49.8 million during the comparable period in 2007. The decrease of $2.8 million is attributable to a 34 basis point decrease in the average yield from 5.77% in 2007 to 5.43% in 2008, partially offset by an increase in the average interest-earning asset portfolio of $7.7 million or 0.4%. Interest income from loans decreased $1.9 million or 5.1% due to a decrease in the average loan balance of $36.1 million or 3.0% and by a 14 basis point decrease in the average yield from 6.01% in 2007 to 5.87% in 2008. Income from investments increased by $1.2 million or 11.7% from 2007 due to an increase in the average investment balance of $74.9 million or 19.1%, offset by a 33 basis point decrease in the average yield from 5.30% in 2007 to 4.97% in 2008. Interest income earned on federal funds sold decreased $2.2 million or 79.4% from the prior six months ended December 2007 due to a decrease of $31.1 million in the average federal fund balance and to a 354 basis point decrease in the average yield from 4.96% in 2007 to 1.42% in 2008.
Interest Expense:

Interest expense decreased by $4.6 million or 15.4% from the 2007 six month period to the 2008 six month period. The decrease was due to a 52 basis point decrease in the average rate paid from 3.56% in 2007 to 3.04% in 2008 and a decrease in the average deposits and borrowings of $15.3 million or 0.9%.
Net Interest Income:

Net interest income was $21.5 million for the six months ended December 31, 2008 compared to $19.7 million for the six months ended December 31, 2007. The $1.8 million improvement is attributable to a 17 basis point increase in the average interest rate spread from 2.22% in 2007 to 2.39% in 2008 and a net increase of $22.7 million of net earning assets. The net increased yield on net earning assets is primarily attributable to the higher yields on investments and a lower cost of funds.
Provision for Loan Losses:

Provision for loan losses increased by $2.2 million or 218.5% from the six month period ended December 31, 2007 to the six months ended December 31, 2008. Aggregate valuation allowances were 1.35% of gross loans at December 31, 2008, 1.25% of gross loans at June 30, 2008 and 1.21% of gross loans at December 31, 2007. Total loan loss reserves at December 31, 2008 were $15.9 million. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses”.
Noninterest Income:

Noninterest income decreased by $5.3 million or 93.5% for the six months ended December 31, 2008 from the six months ended December 31, 2007 due to writedowns of investment securities. The current period writedowns include $5.0 million which are due to FHLMC preferred stock series M and S, to a floating rate note in Washington Mutual and other available for sale investment securities, offset slightly by a $25,000 gain on the sale of available for sale investment securities. Service charges on deposits decreased by $163,000 or 4.6%. Other fees and service charges increased by $60,000 or 9.2% for all types of products. Other income decreased by $212,000 or 14.5%. Annuity fee and commission income was $417,000 for the six months ended December 2008 compared to $632,000 for the six months ended December 2007.
Noninterest Expense:

Noninterest expenses decreased by $251,000 or 1.7% for the six month period ended December 31, 2008 from the comparable period in 2007. Noninterest expense decreases included $189,000 or 2.3% in compensation and employee benefits, $115,000 or 32.4% in marketing and $27,000 or 2.8% in office supplies, telephone and postage. These decreases were offset partially by an $113,000 or 4.4% increase of other expense. Annualized noninterest expenses as a percentage of average assets were 1.55% for the six months ended December 31, 2008 compared to 1.58% for the six months ended December 31, 2007.
Income Tax Expense:

Income tax expense decreased by $1.4 million or 50.7% for the six months ended December 31, 2008 compared to the six months ended December 2007. The decrease in income tax expense is due to a lower level of taxable income due to the writedown of securities. The overall effective tax rate was 29.4% and 27.0% for the six months ended December 31, 2008 and 2007, respectively.
Impact of Inflation and Changing Prices:

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at June 30, 2008 in Item 7A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 12, 2008. Since June 30, 2008, the market price of Parkvale stock has fallen from $23.61 to $12.42 at December 31, 2008. This price decline is reflective of overall price decreases in many financial institution stocks throughout 2008. The Parkvale price decrease may also be attributable to the investment writedowns recorded in the September 2008 quarter of $3.9 million.

Item 4.	Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and CFO, concluded that Parkvale’s disclosure controls and procedures were effective as of December 31, 2008. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.

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

(a)	During the quarter ended December 31, 2008, the Corporation issued 31,762 shares of preferred stock and a ten-year warrant to purchase up to 376,327 shares of common stock that were not registered under the Securities Act of 1933. A Form S-3 was filed on January 22, 2009 as required under the Capital Purchase Program.

(b)	Not applicable

(c)	During the quarter ended December 31, 2008, Parkvale purchased 55,000 shares of common stock.
The following table sets forth information with respect to the purchases made by or on behalf of Parkvale or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs (1)
October 1-31, 2008	—	—	—	274,000
November 1-30, 2008	15,000	$13.13	15,000	259,000
December 1-31, 2008	40,000	$13.02	40,000	219,000

(1)	The repurchase program approved on June 19, 2008 is scheduled to expire on June 30, 2009. The repurchases have been temporarily suspended due to the restrictions by the US Treasury prohibiting share repurchases without its prior approval. It is Parkvale’s intent to seek approval from the US Treasury to continue the 5% buy back program that has been in effect on a yearly basis since 1994.

Item 3.	Defaults Upon Senior Securities	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Item 5.	Other Information	None

Item 6.	Exhibits
31.1	The following exhibits are filed here within:

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

Parkvale Financial Corporation
DATE: January 29, 2009	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer

DATE: January 29, 2009	By:	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Vice President, Treasurer and Chief Financial Officer