Form 10-Q/A
period 2008-12-31
PARKVALE FINANCIAL CORP
filed 2009-02-13
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on February 11, 2009 was $11.34 per share.
Number of shares of Common Stock outstanding as of February 11, 2009 was 5,427,695.

PART II — OTHER INFORMATION
SIGNATURES
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1

EXPLANATORY NOTE
Parkvale Financial Corporation (the “Company”) originally filed its Form 10-Q for the quarter ended December 31, 2008 on January 29, 2009. At the time of such filing, the Company’s registered independent auditors Parente Randolph, LLC had not yet completed its SAS 100, “Interim Financial Information,” review of the Company’s interim financial statements included in the Form 10-Q. Parente Randolph has since completed its review of the Company’s interim financial statements contained in the Company’s Form 10-Q for the quarter ended December 31, 2008, and there were no changes to the interim financial statements or to the other disclosures contained in the original filing of the Form 10-Q. The Form 10-Q is being amended at this time to include Parente Randolph’s report with respect to such unaudited interim financial statements as Exhibit 99.1. In addition, Parente issued a letter acknowledging its awareness of the use of its report, which is filed as Exhibit 15.1. In addition, the certifications of the Company’s chief executive officer and chief financial officer are being re-filed with a current date in this amendment.
PART II — OTHER INFORMATION
Item 6. Exhibits   The following exhibits are filed here within:
15.1	Acknowledgement Letter from Parente Randolph, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Parente Randolph, LLC on the Company’s interim financial statements.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Parkvale Financial Corporation

DATE: February 12, 2009	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer

DATE: February 12, 2009	By:	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Vice President, Treasurer and Chief Financial Officer