Form 10-Q
period 2009-03-31
PARKVALE FINANCIAL CORP
filed 2009-05-06
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
COMMISSION FILE NO: 0-17411
PARKVALE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1556590

(State of incorporation)	(I.R.S. Employer Identification Number)
4220 William Penn Highway, Monroeville, Pennsylvania 15146
(Address of principal executive offices; zip code)
Registrant’s telephone number, including area code: (412) 373-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on May 4, 2009 was $10.95 per share.
Number of shares of Common Stock outstanding as of May 4, 2009 was 5,427,695.

PARKVALE FINANCIAL CORPORATION

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$16,461	$18,692
Federal funds sold	73,282	86,000

Cash and cash equivalents	89,743	104,692
Interest-earning deposits in other banks	30,166	7,252
Investment securities available for sale (cost of $23,174 at March 31 and $34,845 at June 30)	22,937	31,347
Investment securities held to maturity (fair value of $469,030 at March 31 and $383,853 at June 30)	520,730	413,028
Loans, net of allowance of $17,250 at March 31 and $15,249 at June 30	1,143,015	1,201,665
Foreclosed real estate, net	6,475	3,279
Office properties and equipment, net	18,190	18,851
Goodwill	25,634	25,634
Intangible assets	4,013	4,695
Prepaid expenses and other assets	45,533	40,949

Total assets	$1,906,436	$1,851,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,511,773	$1,493,685
Advances from Federal Home Loan Bank	186,259	191,430
Term debt	25,000	—
Other debt	21,154	21,965
Advance payments from borrowers for taxes and insurance	6,875	7,754
Other liabilities	5,623	4,927

Total liabilities	1,756,684	1,719,761

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	—
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid in capital	4,116	4,026
Treasury stock at cost (1,307,199 shares at March 31 and 1,253,199 at June 30)	(27,314)	(26,618)
Accumulated other comprehensive income (loss)	(329)	(2,222)
Retained earnings	134,782	149,710

Total shareholders’ equity	149,752	131,631

Total liabilities and shareholders’ equity	$1,906,436	$1,851,392

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Interest income:
Loans	$16,192	$17,589	$50,989	$54,265
Investments	5,780	6,076	17,376	16,458
Federal funds sold	56	870	618	3,602

Total interest income	22,028	24,535	68,983	74,325

Interest expense:
Deposits	9,366	11,762	29,832	35,928
Borrowings	2,702	2,726	7,672	8,320
Trust preferred securities	—	—	—	317

Total interest expense	12,068	14,488	37,504	44,565

Net interest income	9,960	10,047	31,479	29,760
Provision for loan losses	1,826	376	4,982	1,367

Net interest income after provision for losses	8,134	9,671	26,497	28,393

Noninterest Income:
Service charges on deposit accounts	1,503	1,676	4,895	5,231
Other fees and service charges	384	354	1,094	1,004
Net loss on sale and writedown of securities	(20,742)	(19)	(25,724)	(19)
Other	660	542	1,911	2,005

Total noninterest income	(18,195)	2,553	(17,824)	8,221

Noninterest Expenses:
Compensation and employee benefits	3,974	4,115	12,074	12,404
Office occupancy	1,278	1,206	3,479	3,417
Marketing	123	88	363	443
FDIC insurance	65	42	188	126
Office supplies, telephone and postage	486	460	1,413	1,414
Early extinguishment of debt	—	—	—	62
Other	1,320	1,211	3,976	3,754

Total noninterest expenses	7,246	7,122	21,493	21,620

Income (loss) before income taxes	(17,307)	5,102	(12,820)	14,994
Income tax expense (benefit)	(3,237)	1,576	(1,920)	4,249

Net income (loss)	(14,070)	3,526	(10,900)	10,745

Less: Preferred stock dividend	397	—	432	—

Income (loss) to common shareholders	$(14,467)	$3,526	$(11,332)	$10,745

Net income (loss) per share:
Basic	$(2.65)	$0.65	$(2.08)	$1.95
Diluted	$(2.65)	$0.64	$(2.08)	$1.93

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Interest received	$67,641	$76,049
Loan fees received (premiums paid)	423	191
Disbursements of student loans	(30)	(1,196)
Proceeds from sales of student loans	365	712
Other fees and commissions received	7,070	7,444
Interest paid	(37,674)	(44,831)
Cash paid to suppliers and others	(21,134)	(19,458)
Income taxes paid	(2,501)	(4,112)

Net cash provided by operating activities	14,160	14,799

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	3,012	1,884
Proceeds from maturities of investment securities	83,978	267,758
Purchase of investment securities held to maturity	(206,750)	(324,657)
Purchase of deposits in other banks, net	(22,914)	(3,523)
Purchase of loans	—	(36,474)
Principal collected on loans	162,612	242,022
Loans made to customers, net of loans in process	(118,555)	(154,882)
Proceeds from loans sold	5,976	—
Other	(169)	(2,418)

Net cash used in investing activities	(92,810)	(10,290)

Cash flows from financing activities:
Net increase in checking and savings accounts	13,619	13,109
Net increase in certificates of deposit	4,469	8,062
Proceeds from long-term debt	25,000	—
Repayment of FHLB advances	(5,018)	(10,018)
Redemption of trust preferred securities	—	(7,200)
Net increase (decrease) in other borrowings	(811)	8,624
Decrease in borrowers’ advances for taxes and insurance	(879)	(732)
Proceeds from issuance of preferred stock	31,762	—
Cash dividends paid	(3,835)	(3,655)
Allocation of treasury stock to retirement plans	—	864
Acquisition of treasury stock	(717)	(4,949)
Proceeds from exercise of stock options	111	172

Net cash provided by financing activities	63,701	4,277

Net (decrease) increase in cash and cash equivalents	(14,949)	8,786
Cash and cash equivalents at beginning of period	104,692	145,248

Cash and cash equivalents at end of period	$89,743	$154,034

Reconciliation of net income to net cash provided by operating activities:

Net (loss) income	($10,900)	$10,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,512	1,620
Accretion and amortization of loan fees and discounts	(1,994)	(662)
Loan fees collected and deferred (premiums paid)	105	73
Provision for loan losses	4,982	1,367
Loss on sale or writedown of assets	25,724	19
Decrease in accrued interest receivable	622	2,144
(Increase) in other assets	(4,877)	(3,098)
(Decrease) in accrued interest payable	(22)	(128)
Increase (decrease) in other liabilities	(992)	2,719

Total adjustments	25,056	4,054

Net cash provided by operating activities	$14,160	$14,799

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $7.7 million for the nine months ended March 31, 2009 and $2.3 million for the nine months ended March 31, 2008.

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Equity

Balance, June 30, 2008	$—	$6,735	$4,026	$(26,618)	$(2,222)	$149,710	$131,631
Net loss, nine months ended March 31, 2009						(10,900)	(10,900)
Accumulated other comprehensive Income (loss):
Change in swap liability					(178)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of ($8,199)					(14,264)
Reclassification adjustment, net of taxes of $9,389					16,335		1,893

Comprehensive income (loss)							(9,007)
Issuance of 5% preferred stock	31,762						31,762
Dividends declared on common stock at $0.66 per share						(3,596)	(3,596)
Dividends accrued on preferred stock						(432)	(432)
Purchase of treasury stock				(717)			(717)
Recognition of stock option compensation expense			90				90
Exercise of stock options				21			21

Balance, March 31, 2009	$31,762	$6,735	$4,116	$(27,314)	$(329)	$134,782	$149,752

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
STATEMENTS OF OPERATIONS
The statements of operations for the nine months ended March 31, 2009 and 2008 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for fiscal 2009. The Annual Report on Form 10-K for the year ended June 30, 2008 contains additional information and should be read in conjunction with this report.

LOANS	March 31, 2009	June 30, 2008
Loans are summarized as follows:
Mortgage loans:
Residential:
1-4 Family	$765,453	$828,516
Multifamily	31,745	29,737
Commercial	116,147	113,622
Other	14,358	17,497

	927,703	989,372
Consumer loans	181,685	176,948
Commercial business loans	44,778	43,643
Loans on savings accounts	5,083	6,147

	1,159,249	1,216,110
Less: Loans in process	—	236
Allowance for loan losses	17,250	15,249
Unamortized premiums and deferred loan fees	(1,016)	(1,040)

Loans, net	$1,143,015	$1,201,665

Included in the $927,703 of mortgage loans are $522 of mortgage loans that are classified as held-for-sale. At March 31, 2009, the market value of these loans approximated $522.
Please refer to the “Fair Value” section and “Nonperforming Loans and Foreclosed Real Estate” section for additional information regarding impaired and delinquent loans.
The following summarizes the allowance for loan loss activity for the nine-month period ended March 31:

	2009	2008
Beginning balance	$15,249	$14,189
Provision for losses — mortgage loans	1,444	1,140
Provision for losses — consumer loans	1,879	162
Provision for losses — commercial loans	1,659	65
Loans recovered	19	268
Loans charged off	(3,000)	(780)

Ending balance	$17,250	$15,044

COMPREHENSIVE INCOME
Sources of comprehensive income (loss) not included in net income are unrealized gains and losses on certain investments in equity securities and swaps on interest rate contracts. For the nine months ended March 31, 2009 and 2008, total comprehensive net (loss) income amounted to ($9,007) and $7,895, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
FAIR VALUE
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to July 1, 2009. In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active, which clarifies the application of FAS 157 in a market that is not active. Effective July 1, 2008, the Company adopted FAS No. 157, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. FAS No. 157 established a hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

Level I —	Quoted prices are available in the active markets for identical assets or liabilities as of the measurement date.

Level II —	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III —	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level III valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
This hierarchy requires the use of observable market data when available. The adoption of FAS No. 157 did not have a significant impact on the Company’s financial position or results of operations.
The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale security portfolio and other than temporarily impaired (“OTTI”) held to maturity securities which are measured at fair value using quoted market prices for identical assets (if available) are classified within Level I of the valuation hierarchy. OTTI held to maturity investments without quoted market prices are classified within Level III of the valuation hierarchy. The impairment charges recognized in the March 2009 quarter reduced the carrying value of the OTTI securities to their market values using financial models or discounted cash flow models. Mortgage loans held for sale which are valued using significant other observable inputs employed by certified appraisers for similar assets are classified within Level II of the valuation hierarchy.

	Level I	Level II	Level III	Total
Assets:
Available for sale securities	22,937	—		22,937
Mortgage loans held for sale	—	522	—	522
Liabilities: Interest rate swaps	—	178	—	178

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2009. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
OTTI — Held to maturity securities	54	—	5,863	5,917
Impaired loans	—	—	776	776
INVESTMENT SECURITIES

Investment significant accounting policies are as follows:
Investment Securities available for sale: Investment securities available for sale consist primarily of equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The FHLB of Pittsburgh stock is a restricted equity security that does not have a readily determinable fair value. The FHLB requires member institutions to maintain a minimum level of stock ownership based on a percentage of residential mortgages and investments, subject to periodic redemption at par if the stock owned is over the minimum requirement. As such, FHLB stock is recorded at cost with no unrealized gains or losses as an investment available for sale. No securities have been classified as trading.
Investment Securities Held to Maturity: Securities for which Parkvale has the positive intent and ability to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.
Other-than Temporary Impairments: Periodically, all available-for-sale and held to maturity securities are evaluated for other than temporary impairment in accordance with Statement of Accounting Standard (“FAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, FAS No. 115-1 and 124, The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets EITF 99-20, Amendments to the Impairment Guidance of EITF Issue No. 99-20, EITF 99-20-1 and SEC Staff Accounting Bulletin No. 59, which has been codified as SAB Topic 5.M, Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (“SAB 59”).
Declines in the fair value of available-for-sale and held-to-maturity securities that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Parkvale to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the risk of future other-than-temporary impairment may be influenced by a reduction or elimination of dividends, interest deferrals, deterioration in investment ratings, a prolonged recession in the U.S. economy and additional declines in real estate values.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
At March 31, 2009 and June 30, 2008, the following comprises Parkvale’s investment portfolio:

	March 31, 2009		June 30, 2008
Available for Sale Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB of Pittsburgh stock	$13,826	$13,826	$14,713	$14,713
Preferred stocks:
FHLMC Series M Pfd	19	19	1,134	1,134
FHLMC Series S Pfd	30	30	1,687	1,687
Bank of America ML Pfd Dep L	1,133	1,133	4,595	2,473
Bank of America Corp Pfd	2,192	2,192	5,000	4,646
Mutual Funds — ARM mortgages	5,500	5,283	5,500	5,233
Other common equities	474	454	2,216	1,461

	$23,174	$22,937	$34,845	$31,347

For additional information regarding unrealized losses greater than one year of available for sale securities, please refer to the discussion of Available for sale securities on page 11.

	March 31, 2009		June 30, 2008
Held to Maturity Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	$110,405	$111,973	$71,411	$71,331
Municipal obligations	14,048	14,223	4,058	4,113
Corporate debt:
Short to medium term corporate debt	67,345	66,224	44,224	43,390
Pooled trust preferred securities	72,047	42,975	85,159	63,623
Individual trust preferred securities	9,348	5,787	9,778	8,479
Mortgage-backed securities:
Agency	62,552	62,504	16,386	16,486
Agency Collateralized Mortgage Obligations (“CMOs”)	1,641	1,669	1,807	1,754
CMOs — non agency	183,344	163,675	180,205	174,677

	$520,730	$469,030	$413,028	$383,853

For additional information regarding unrealized losses greater than one year of held to maturity securities, please refer to the discussion of Held to maturity securities, except U.S. Government and agency obligations on page 14.
Liquidity concerns in the financial markets during the nine months ended March 31, 2009 have made it difficult to obtain reliable market quotations on some infrequently traded securities that are held to maturity. The corporate debt and certain mortgage-backed securities have been valued using financial models based on guidance in FAS 157 for Level III (see Fair Value Note) assets as active markets did not exist at March 31, 2009, December 31, 2008 and June 30, 2008 to provide reliable market quotes. The assets included in Level III relate to pooled trust preferred securities and non-agency CMO’s. The trust preferred and non-agency CMO’s market has been severely impacted by the deteriorating economy and the lack of liquidity in the credit markets. During the March 2009 quarter, the financial models values have been discounted to reflect higher credit spreads on all non-agency securities due to economic stresses in the marketplace and lower credit ratings.
During the March 2009 and September 2008 quarters, investments in trust preferred securities and government sponsored entities (“GSEs”), including Federal Home Loan Mortgage Corporation

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
(“FHLMC”) preferred stock and a floating rate note in Washington Mutual, Inc. were considered to be other than temporarily impaired and were written down to fair value with an aggregate pre-tax charge to earnings of $24,207. The chart below does not include any of the OTTI charges as unrealized as such securities were written down to fair value. The unrealized losses on the remaining investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets since August 2007. Based on the credit-worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired.

	Less than 12 months		Greater than 12 months
	of unrealized losses		of unrealized losses		Total
Available for Sale Investments	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Preferred stocks, FHLMC	—	—	49	—	49	—
Preferred stocks, Bank of America	—	—	3,325	—	3,325	—
Mutual funds		—	4,771	229	4,771	229
Other common equities	70	28	—	—	70	28

Held to Maturity Investments
U.S. Government and agency obligations	19,655	40	—	—	19,655	40
Municipal obligations	1,046	100	—	—	1,046	100
Short to medium term corporate debt	27,024	783	27,185	411	54,209	1,194
Pooled trust preferred securities	4,693	2,862	32,419	26,210	37,112	29,072
Individual trust preferred securities	370	121	3,531	3,552	3,901	3,673
Mortgage-backed securities — agency	49,293	311	349	10	49,642	321
Mortgage-backed securities
Non agency CMOs	148,285	19,150	1,694	519	149,979	19,669
Available for sale securities. At March 31, 2009, Parkvale has unrealized losses that are greater than one year. Mutual funds unrealized loss greater than one year relates to a $5,000 investment in an adjustable rate mortgage mutual fund, representing $4,771 of fair value with $229 of unrealized loss. Investments in FHLMC preferred stock recognized writedowns aggregating $4,213 during the March 2009, September and June 2008 quarters with the remaining balance shown at March 31, 2009 fair value as FHLMC is projected to incur significant debt service into the future reducing the possibility of future preferred dividends and price recovery. Other common equities included $70 of amortized cost at March 31, 2009, net of writedowns aggregating $1,401 recorded during the March 2009 and December 2008 quarters. Parkvale evaluated the near-term prospects of these issuers in relation to the severity and duration of the impairment. Based on these evaluations and Parkvale’s ability to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of these investments to be other-than-temporarily impaired at March 31, 2009.
The FHLB of Pittsburgh historically paid quarterly cash dividends on its capital stock, with the last payment on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments that normally would have been paid in the March 2009 quarter in an effort to retain capital. In addition, the historical practice of repurchasing excess

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
capital stock from members of the FHLB was also suspended. Parkvale’s investment in the FHLB of Pittsburgh was $13,826 at March 31, 2009 and is valued at the par issue amount of $100 per share. It is possible that the FHLB investment could be less than the par amount if the value of certain investments made by the FHLB is less than the carrying amount in future quarters.
Parkvale expects to make future quarterly assessments of the value of these and other investments, which may result in additional writedowns or losses in future periods.
Held to maturity securities except US Government & Agency obligations. At March 31, 2009, Parkvale has unrealized losses that are greater than one year. Parkvale’s unrealized losses over one year on investments in short to medium corporate debt, pooled and individual trust preferred securities as detailed in the chart above relate to 26 issues with an aggregate book value of $93,308, an aggregate fair value of $63,135 and unrealized losses of $30,173 that relate to interest rate changes, higher spreads to treasuries at March 31, 2009 compared to the purchase dates and concerns of future bank failures. Of the above amounts, short to medium term corporate debt unrealized loss relate to six corporate bonds aggregating $27,596, representing $27,185 of fair value with $411 of unrealized losses. Pooled trust preferred securities unrealized loss relate to 15 pooled trust preferred securities aggregating $58,629, representing $32,419 of fair value with $26,210 of unrealized losses. Individual trust preferred securities unrealized losses relate to five individual securities aggregating $7,083, representing $3,531 of fair value with $3,552 of unrealized losses.
Trust Preferred Securities. Trust preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks. Most of the Corporation’s investments in trust-preferred securities are of pooled issues, each made up of 30 or more companies with geographic and size diversification. Unless otherwise noted, the Corporation’s pooled trust preferred securities are substantially secured by bank and thrift holding companies (approximately 85%) and by insurance companies (approximately 15%). At March 31, 2009, Parkvale had investments in a total of 20 different offerings of pooled trust preferred securities, as well as 10 individual trust preferred securities. No single company represents more than 5% of any individual pooled offering. While certain companies are in more than one pool, no single company represents more than a 5% interest in the aggregate pooled investments. All of these investments are classified as held to maturity.
As permitted by the debt instruments, at March 31, 2009, there are 11 trust preferred pooled securities that have for one reason or another chosen to defer payments. As a result of the overall credit market and the number of underlying issuers deferring interest payments, as well as issuers defaulting, the rating agencies have downgraded the securities to below investment grade. Based upon current deferrals and a projection of 2% per annum deferrals for 5 years along with projected defaults and rating downgrades at March 31, 2009, we evaluated our securities using cash flow analysis and recognized impairments on seven of our trust-preferred securities during the quarter. Please refer to “Results of Operations” pages 25 and 26.
Management believes trust-preferred valuations have been negatively affected by an inactive market and concerns that the underlying banks and other companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns. Based on an analysis of relevant credit and structural aspects, performance assumptions, discounted cash flow analysis, the credit-worthiness of the issuers and over collateralization and interest coverage tests, three of the pooled securities aggregating $9.8 million were written off due to the probability of no payments in the future, and an additional three of the pooled securities and one individual trust preferred security were deemed to be

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
OTTI impaired. The impairments on the three pooled securities aggregated $3.8 million or 40% of the $9.7 million amortized cost of such pooled securities, and the $446,000 impairment on the individual security represented 89% of the amortized cost of such security. Management’s estimates of discounted cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on assumptions regarding the timing and amounts of deferrals and defaults that may occur under various stress scenarios, and changes in those assumptions could produce different conclusions for each security.
We conducted stress testing on our trust preferred portfolio to determine the impact of additional deferrals/defaults that could occur before the securities experience an adverse change in cash flows as of March 31, 2009. Our testing indicated that additional deferrals of 2% per annum for 5 years negatively impacted the expected values of these securities, which has resulted in OTTI writedowns as noted above. At March 31, 2009, the remaining aggregate book value of Parkvale’s pooled trust preferred securities was $72,047, of which $70,642 of book value had floating rates based on LIBOR at March 31, 2009, and the remaining aggregate book value of the individual trust preferred securities was $9,348. The unrealized losses on the trust preferred securities at March 31, 2009 aggregated $29,072 on the pooled securities and $3,561 on the individual securities. Management determined that the remaining investments in debt securities were not other-than-temporarily impaired.
Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments and as such, it is expected that the remaining trust preferred securities will not be settled at a price less than the current carrying value of the investments. Parkvale currently believes it will be able to collect 100% of principal and interest due according to the contractual terms of the investments. Because Parkvale expects to have the ability and intent to hold the investments until a recovery of fair value, which may be maturity, it does not consider the remaining book value of these assets to be other-than-temporarily impaired at March 31, 2009.
During the March 2009 quarter, interest payments for five of the pooled trust preferred offerings were deferred, with these pooled offerings having an aggregate carrying value of $12,828 (after writedowns of $10,172) with the deferred payments aggregating $821. Such deferred payments were not included in interest income. In addition, six additional pooled trust preferred offerings with an aggregate carrying value of $15,433 (after writedowns of $3,533) and interest payments of $449 were capitalized through March 2009 as permitted by the investment agreements. The pooled trust preferred investments were all investment grade at purchase with an initial average investment grade rating of A. During the March 2009 quarter, the rating agencies significantly downgraded the trust preferred securities to an average rating of C as of March 31, 2009. Market price indications generally reflect the lack of liquidity in the markets. Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, Parkvale does not consider these assets to be other-than-temporarily impaired at March 31, 2009. However, continued interest deferrals and/or insolvencies by participating issuers could result in a further writedown of one or more of the trust preferred investments in the future.
Parkvale is closely monitoring its investments in trust preferred securities in light of price volatility in the market place. Due to dislocations in the credit markets broadly, and the lack of both trading and new issuance in pooled trust preferred securities, market price indications generally reflect the lack of liquidity in the market as well as concerns of future bank failures. The fair value on trust preferred securities was estimated using a spread model based on their current credit ratings as permitted by FAS 157, Level III assets (see Fair Value Note).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Non agency CMOs. The CMO non agency securities of $183.3 million are supported by underlying collateral that was originated as follows:

		March 31, 2009
Year originated	(Dollars In 000’s)	Book Value	Fair Value
2003		$22,414	$21,339
2004		26,411	24,263
2005		92,918	81,804
2006		26,679	22,097
2007		—	—
2008		14,922	14,172
		$183,344	$163,675
The above CMO portfolio at March 31, 2009 includes $40.8 million with fair value of $33.2 million, which are rated at below investment grade by at least one reporting agency. To date, all such securities have made scheduled payments of principal and interest on a timely basis with additional collateral provided by support tranches in these structured debt obligations.
U.S. Government and Agency Obligations. At March 31, 2009, the $111,973 fair value of Parkvale’s investments in U.S. Government and Agency obligations was more than the $110,405 book value of debt investments. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Parkvale intends to hold these securities until a recovery of fair value.
GOODWILL AND MARKET VALUATION
Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). It should be noted that the operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale stock was $10.98 per share at March 31, 2009, which is below the book value of $21.77 at such date. The difference between the market value and the book value at March 31, 2009 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.
Because the market value of our common stock has been below the book value of our common stock for the last three quarters and due to the significant determination in the financial markets during this quarter. We retained an independent third party to assist us in determining whether an impairment of our goodwill was appropriate. In a report dated April 21, 2009, the third party concluded that as of March 31, 2009, because current stock prices for financial institutions are not believed to be reflective of true long-term values, it was not appropriate to value the goodwill based on the current market price of the Parkvale common stock, the market prices of the stock of peer companies or present value analyses. In prior years, the Corporation had previously used the market value of its common stock as the primary basis to support its decision that no impairment of goodwill was necessary. Instead, the third party reviewed the premiums paid in acquisitions of financial institutions that were announced or completed between October 1, 2007 and April 20, 2009. The third party reviewed the premiums paid in 30 acquisitions in the mid-Atlantic region during such period, as well as 236 acquisitions nationwide during such period. In addition to reviewing the book value multiples of all acquisitions announced or completed during the above period, the third party also reviewed the multiples for those acquisitions

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
announced or completed since June 30, 2008, which were lower than the multiples for the entire period noted above. The third party concluded that, based on the nationwide data, the probability that Parkvale could obtain sufficient value in any future acquisition of the Corporation to support a non-impairment of the goodwill was in excess of 80%, and that the probability was in excess of 75% even if the non-performing loans, foreclosed real estate and preferred stock proceeds were excluded from equity.
Based on the above report, management determined that goodwill was not impaired at March 31, 2009. The annual testing of goodwill as required, will be performed as of June 30, 2009. If Parkvale’s stock continues to trade significantly below its book value and if the multiples in other acquisitions of financial institutions continue to decline, then a goodwill impairment charge may become appropriate in a future quarter.
EARNINGS PER SHARE (“EPS”)
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

Numerator for basic and diluted EPS:
Net income (in 000’s)	$(14,070)	$3,526	$(10,900)	$10,745
Less: Preferred stock dividend	397	—	432	—

Income available to common stockholders	$(14,467)	$3,526	$(11,332)	$10,745

Denominator:
Weighted average shares for basic EPS	5,427,695	5,474,632	5,459,162	5,514,962
Number of dilutive stock options	—	35,343	1,410	44,241

Weighted average shares for dilutive EPS	5,427,695	5,509,975	5,460,573	5,559,203

Net income per common share:
Basic	$(2.65)	$0.65	$(2.08)	$1.95

Diluted	$(2.65)	$0.64	$(2.08)	$1.93

NEW ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. FAS No. 159 was effective for Parkvale as of July 1, 2008. Parkvale adopted but elected to not expand the use of fair value under FAS No. 159.
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Emerging Issues Task Force (“EITF”) Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” was effective for Parkvale on July 1, 2008. This EITF had no effect on the Corporation’s consolidated financial statements.
EITF Issue 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” was effective for Parkvale on July 1, 2008. This EITF had no effect on the Corporation’s consolidated financial statements as such life insurance arrangements are not in effect.
EITF Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” applies to share-based payment arrangements. Parkvale adopted this EITF on July 1, 2008. Through March 31, 2009, Parkvale has only paid dividends on outstanding shares.
In January 2009, the FASB amended the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FASB Staff Position (FSP) also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for the quarter ended March 31, 2009 and shall be applied prospectively. Retrospective application to a prior reporting period was not permitted. Management has adopted this EITF and it had an immaterial effect on the Corporation’s consolidated financial statements.
In April 2009, the FASB issued No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Parkvale expects to adopt these pronouncements in the quarter ending June 30, 2009.
In April 2009, FASB issued No. FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position (FSP) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. If an entity elects to adopt early either FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Parkvale expects to adopt these pronouncements in the quarter ending June 30, 2009.
In April 2009, FASB issued No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Parkvale expects to adopt these pronouncements in the quarter ending June 30, 2009.
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
Critical Accounting Policies, Judgments and Estimates:
The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practices within the financial services industry. All significant inter-company transactions are eliminated in consolidation, and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Accounting policies involving significant judgments and assumptions by management, which have or could have a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Corporation recognizes the following as critical accounting policies: Allowance for Loan Loss, Carrying Value of Investment Securities, Valuation of Foreclosed Real Estate and Carrying Value of Goodwill and Other Intangible Assets.
The Corporation’s critical accounting policies and judgments disclosures are contained in the Corporation’s June 30, 2008 Annual Report printed in September 2008. Management believes that there have been no material changes since June 30, 2008. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods, except fair value is measured in accordance with FAS 157 as disclosed in the Notes to the Financial Statements beginning on page 8.
Valuation allowance on deferred tax assets — during fiscal 2009, a valuation allowance of $3.0 million was recorded against equity writedowns that could be considered capital losses that may not be realizable due to the difficulty in projecting sufficient capital gains in the future to offset such losses.

Balance Sheet Data:

	March 31,
(Dollar amounts in thousands, except per share data)	2009	2008
Total assets	$1,906,436	$1,856,807
Loans, net	1,143,015	1,181,982
Interest-earning deposits and federal funds sold	103,448	144,326
Total investments	543,667	420,566
Deposits	1,511,773	1,490,174
FHLB advances	186,259	201,487
Shareholders’ equity	149,752	130,292
Book value per common share	$21.74	$23.77
Statistical Profile:

	Three Months Ended		Nine Months Ended
	March 31, (1)		March 31, (1)
	2009	2008	2009	2008
Average yield earned on all interest-earning assets	5.09%	5.68%	5.32%	5.75%
Average rate paid on all interest-bearing liabilities	2.83	3.42	2.97	3.51
Average interest rate spread	2.26	2.26	2.35	2.24
Net yield on average interest-earning assets	2.30	2.32	2.43	2.30
Other expenses to average assets	1.52	1.55	1.54	1.57
Taxes to pre-tax income	-18.70	30.89	-14.98	28.34
Dividend payout ratio	-8.30	34.38	-31.73	34.20
Return on average assets	-2.96	0.77	-0.78	0.78
Return on average equity	-34.51	10.64	-9.83	10.97
Average equity to average total assets	8.56	7.22	7.93	7.12
Dividends per share	$0.22	$0.22	$0.66	$0.66

	At March 31,
	2009	2008
One year gap to total assets	9.78%	5.95%
Intangibles to total equity	19.80	23.45
Capital to assets ratio	7.86	7.02
Ratio of nonperforming loans and foreclosed real estate to total assets	1.65	0.78
Number of full-service offices	48	48

(1)	The applicable income and expense figures have been annualized in calculating the percentages.
Nonperforming Loans and Foreclosed Real Estate:
Loans delinquent 90 days or more, impaired loans and foreclosed real estate (REO) consisted of the following at:

(Dollar amounts in 000’s)	3/31/09	12/31/08	6/30/08	3/31/08
Delinquent single-family mortgage loans	$18,162	$11,041	$5,911	$5,089
Delinquent other loans	6,078	2,334	5,472	5,777

Total nonperforming loans	24,240	13,375	11,383	10,866
Total impaired loans	776	508	1,146	989
Real estate owned, net	6,475	6,897	3,279	2,648

Total	$31,491	$20,780	$15,808	$14,503

A weak national economy and to a lesser extent local housing sector and credit markets has contributed towards an increased level of non-performing assets. Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned in the aggregate represented 1.65%, 1.10%, 0.85% and 0.78% of total assets at the respective balance sheet dates shown above. Such non-performing assets at March 31, 2009 have increased to $31.5 million from $20.8 million at December 31, 2008, which includes $25.0 million of non-accrual loans.
As of March 31, 2009, single-family mortgage loans delinquent 90 days or more include loans aggregating $14.4 million purchased from others and serviced by national service providers with a cost basis ranging from $97,000 to $1.0 million. Management believes that all of these delinquent single-family mortgage loans are adequately collateralized with the exception of 13 loans, which have the necessary related allowances for losses provided.
Other loans 90 days or more delinquent of $6.1 million at March 31, 2009 include $3.8 million of commercial real estate, $1.6 million of commercial loans and $700,000 of consumer loans. A delinquent multi-family apartment building loan with a $684,000 balance is more than 90 days past due as the borrower declared bankruptcy in response to foreclosure efforts; management believes this facility is well collateralized. Impaired loans include a commercial real estate loan of $247,000 which is in process of foreclosure and as to which the necessary related allowances for losses have been provided.
In addition to the loans shown in the above table, special mention loans include $1.0 million of commercial loans and $1.4 million of commercial real estate loans at March 31, 2009, compared to an aggregate of $3.1 million at June 30, 2008 and $4.4 million at March 31, 2008. The special mention loans, while current or less than 90 days past due, have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.
Foreclosed real estate of $6.5 million at March 31, 2009 primarily consists of single-family dwellings. The increase in real estate owned was primarily due to the September 2008 foreclosure of ten single family units in a residential development with a net book value of $2.6 million at March 31, 2009. Marketing efforts are underway to sell the homes individually with an allowance for completion. At March 31, 2009, foreclosed real estate also includes four commercial real estate properties with an aggregate value of $574,000. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell.
Each of the above categories of loans have been evaluated for the fair values of the collateral, less possible selling and holding costs, with appropriate valuation allowances and reserves provided as deemed necessary by management.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $582,000 at March 31, 2009 and $426,000 at June 30, 2008. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when it is probable that all contractual amounts due will not be collected. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans, consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. Parkvale Bank had $776,000 and $1.1 million of loans classified as impaired at March 31, 2009 and at June 30, 2008. Impaired loans are reported net of allowances of $0 at both March 31, 2009 and June 30, 2008. The average recorded balance of impaired loans was $786,000 during the nine months ended March 31, 2009. Interest income of $69,000 on impaired loans was not recognized for the nine months ended March 31, 2009 compared to $81,600 for the nine months ended March 31, 2008.
Allowance for Loan Losses:
The allowance for loan losses was $17.3 million at March 31, 2009, $15.2 million at June 30, 2008 and $15.0 million at March 31, 2008 or 1.49%, 1.25% and 1.26% of gross loans at the respective balance sheet dates. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
Parkvale continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Reserves are then established based upon the evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote on page 7. In addition to the $765.5 million of 1-4 family loans, the majority of the consumer loans represent either second mortgages in the form of term loans, home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans or discounted teaser rates on ARM loans. Included in the mortgage portfolio are $236.6 million of interest only mortgage loans as of March 31, 2009. All originated ARM loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or Libor. Adjustable-rate mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. The entire purchased loan portfolio is considered well collateralized and geographically diversifies the portfolio throughout the United States. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. While management believes the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances where economic conditions change and affect the assumptions used in evaluating the adequacy of the allowance for loan losses.
Liquidity and Capital Resources:
Federal funds sold decreased $12.7 million or 14.8% from June 30, 2008 to March 31, 2009. Investment securities held to maturity increased $107.7 million or 26.1%, interest-earning deposits in other institutions increased $22.9 million or 316.0%, loans decreased $58.7 million or 4.9% from June 30, 2008 to March 31, 2009, and prepaid expenses and other assets increased $4.6 million or 11.1%. Deposits increased $18.1 million or 1.2% from June 30, 2008 to March 31, 2009, and advances from the Federal Home Loan Bank decreased $5.2 million or 2.7% due to the maturity of a $5.0 million 5.58%

advance. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $741.3 million at March 31, 2009. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits. In addition, during the December 2008 quarter, Parkvale borrowed $25.0 million and issued $31.8 million of preferred stock. See the following discussion below.
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
The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum on the liquidation preference for the first five years, and thereafter at a rate of 9% per annum. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock (and pari passu with Parkvale’s other authorized shares of preferred stock, of which no shares are currently outstanding) with respect to the payment of dividends and distributions and amounts payable in the unlikely event of any future liquidation or dissolution of Parkvale. Parkvale may redeem the Series A Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends, subject to the concurrence of the Treasury and its federal banking regulators. Prior to December 23, 2011, unless the Corporation has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Corporation to increase its Common Stock dividend or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Agreement.
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
Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly.

Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. As of March 31, 2009, the Corporation received a waiver concerning compliance with one of the financial covenants contained in the Loan Agreement, which could have triggered an event of default.
On January 7, 2009, the Corporation entered into swap arrangements with PNC to convert portions of the Libor floating interest rates to fixed interest rates for three and five years. Under the swap agreements after the affects of the add-on of 325 basis points to Libor, $5.0 million matures on December 31, 2011 at a rate of 4.92% and an additional $15.0 million matures on December 31, 2013 at a rate of 5.41%.
In January 2009, the Corporation entered into interest rate swap contracts to modify the interest rate characteristics of designated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. The Corporation hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three to five years for hedges converting an aggregate of $20.0 million in floating-rate debt to fixed. The fair value of these derivatives, totaling a $178,000 loss at March 31, 2009, is reported in other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. Ineffectiveness of these swaps, if any, is recognized immediately in earnings. The ineffective portion of the change in value of these derivatives resulted in no adjustment to current earnings for fiscal 2009.
Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes the Corporation, and results in credit risk to the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the customer or counterparty and therefore, has no credit risk.
Shareholders’ equity was $149.8 million or 7.9% of total assets at March 31, 2009. A stock repurchase program, approved in June 2008, permitted the purchase of 5.0% of outstanding stock or 274,000 shares during fiscal 2009 at prevailing prices in open-market transactions. Through December 22, 2008, 55,000 shares had been acquired under this program at an average cost of $13.05, representing 19.6% of the repurchase program. As noted above, the Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury. The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At March 31, 2009, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total

Risk-Based ratios of 7.52%, 9.48% and 10.54%, respectively.
The regulatory capital ratios for Parkvale Bank at March 31, 2009 are calculated as follows:

	Tier 1	Tier 1	Total
	Core	Risk-Based	Risk-Based
(Dollars in 000’s)	Capital	Capital	Capital

Equity capital (1)	$170,984	$170,984	$170,984
Less non-allowable intangible assets	(29,647)	(29,647)	(29,647)
Plus permitted valuation allowances (2)	—	—	15,810

Total regulatory capital	141,337	141,337	157,147
Minimum required capital	75,209	59,611	119,222

Excess regulatory capital	$66,128	$81,726	$37,925

Adjusted total assets (1)	$1,880,226	$1,490,280	$1,490,280
Regulatory capital as a percentage	7.52%	9.48%	10.54%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	3.52%	5.48%	2.54%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2009.

(2)	Limited to 1.25% of risk adjusted total assets.
The above total risk-based capital ratio includes a higher risk weighted component for many of the investment securities rated more than one level below investment grade, which has caused the ratio to decrease from the 15.25% reported at December 31, 2008.
In light of the significant loss incurred during the quarter ended March 31, 2009, the Board of Directors intends to review Parkvale’s dividend policy to determine whether a reduction in the current rate of $0.22 per share per quarter is appropriate. The Board of Directors will consider various factors, including whether the level of non-performing loans continues to increase, the possibility of additional impairment charges on investment securities and goodwill, the capital needs of the Bank, the Corporation’s liquidity, and the level of dividends being paid by peer companies. If additional investment securities become other than temporarily impaired or if the Corporation’s goodwill is deemed impaired in a future quarter, the impairment charges could have a material adverse effect on Parkvale’s capital and results of operations. Other than as set forth above, management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale’s liquidity, capital resources or operations.
Results of Operations — Comparison of Three Months Ended March 31, 2009 and 2008:
For the three months ended March 31, 2009, Parkvale reported a net loss of $14.1 million or $2.65 per diluted share compared to net income of $3.5 million or $0.64 per diluted share for the quarter ended March 31, 2008. The $17.6 million decrease in net income for the March 2009 quarter was primarily the result of non-cash charges of $20.7 million charges for OTTI debt and equity securities and a $1.4 million increase in the provision for loan losses, offset by a $4.8 million decrease in income tax expense.

Interest Income:
Parkvale had interest income of $22.0 million during the three months ended March 31, 2009 versus $24.5 million during the comparable period in 2008. The $2.5 million or 10.2% decrease is the result of a 59 basis point decrease in the average yield from 5.68% in 2008 to 5.09% in 2009, mitigated by a $1.6 million or 0.1% increase in the average balance of interest-earning assets. Interest income from loans decreased $1.4 million or 7.9% resulting from a decrease in the average outstanding loan balances of $39.4 million or 3.3% and by a 29 basis point decrease in the average yield from 5.89% in 2008 to 5.60% in 2009. Investment interest income decreased by $296,000 or 4.9% due to a 137 basis point decrease in the average yield from 5.72% in 2008 to 4.35% in 2009, mitigated by an increase of $106.8 million or 25.1% in the average balance. The lower level of investment income was primarily related to the adjustable nature of the portfolio that experienced a significantly lower yield tied to lower treasury and Libor rates. Interest income earned on federal funds sold decreased $814,000 or 93.6% from the 2008 quarter due to a 268 basis point decrease in the average yield from 3.20% in 2008 to 0.52% in 2009, due to a substantial decline in short-term interest rates and by a decrease in the average balance of $65.7 million or 60.4%. The weighted average yield on all interest-earning assets was 5.00% at March 31, 2009 and 5.50% at March 31, 2008.
Interest Expense:
Interest expense decreased $2.4 million or 16.7% from the 2008 to the 2009 quarter. The decrease was due to a 59 basis point decrease in the average rate paid on deposits and borrowings from 3.42% in 2008 to 2.83% in 2009, mitigated by an increase in the average deposits and borrowings of $11.7 million or 0.7%. The increase is due to increased borrowings of $25.0 million. See the Term Debt discussion beginning on page 22. At March 31, 2009, the average rate payable on liabilities was 2.44% for deposits, 4.64% for borrowings, and 2.73% for combined deposits and borrowings.
Net Interest Income:
Net interest income was $9.96 million for the quarter ended March 31, 2009 compared to $10.0 million for the quarter ended March 31, 2008. The $87,000 decrease is attributable to the increase in the average deposits and borrowings balance of $11.7 million.
Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended March 2009 increased by $1.4 million from the 2008 quarter due to a higher amount of non-performing loans. Aggregate valuation allowances were 1.49% and 1.35% of gross loans at March 31, 2009 and June 30, 2008, respectively.
Nonperforming loans, impaired loans and real estate owned aggregated $31.5 million, $15.8 million and $14.5 million at March 31, 2009, June 30, 2008 and March 31, 2008, representing 1.65%, 0.85% and 0.78% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 2009 were $17.3 million, compared to $15.2 million at June 30, 2008 and $15.0 million at March 31, 2008. Management considers loan loss reserves sufficient when compared to the value of the underlying collateral. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning trends experienced. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Noninterest Income:
Total noninterest income for the March 2009 quarter decreased by $20.7 million due to a writedown of securities. The current quarter charges are due to equity investments included in available for sale and debt securities classified as held to maturity. Noninterest income changes included a decrease of $173,000 or 10.2% of service charges on deposit accounts, an increase of $30,000 or 8.5% of other fees and service charges and $118,000 or 21.8% of other income. Annuity fee and commission income was $304,000 in the 2009 quarter compared to $173,000 in the 2008 quarter.
The quarterly loss of $14.1 million was primarily due to the other than temporarily impaired investment securities incurring a writedown of $20.9 million. These writedowns were caused by continued price weaknesses in the financial sector accompanied by downgrades in investment ratings. The quarterly impairment charges included:

Bank of America preferred stocks	$6,269,000
FHLMC preferred stocks	186,000
Other bank common equities	341,000
Pooled trust preferred securities	13,667,000
Individual trust preferred security	446,000

Total	$20,909,000

The preferred stocks, common equities and individual trust preferred security shown above were written down to their fair market values at March 31, 2009. The impairment charges on the pooled trust preferred securities reflect the significant downgrades to below investment grade in the credit ratings by the rating agencies during the March 31, 2009 quarter to an average rating of C, as well as an increase in the number of issuers in the pooled securities deferring or defaulting their interest payments during the March 31, 2009 quarter. Parkvale performed a discounted cash flow analysis with respect to each trust preferred security with a below investment grade rating. Based on the updated cash flow analysis, three of the pooled securities aggregating $9.8 million were written off due to the probability of no payments in the future, and an additional three of the pooled securities and one individual trust preferred security were deemed OTTI. The impairments on the three pooled securities aggregated $3.8 million or 40% of the $9.7 million cost of such pooled securities, and the $446,000 impairment on the individual security represented 89% of the cost of such security.
At March 31, 2009, Parkvale had 17 other pooled trust preferred securities and 8 other individual trust preferred securities with no impairment charges. These 17 pooled trust preferred securities had an aggregate cost of $66.2 million and an aggregate fair value of $37.1 million, and these 8 individual trust preferred securities had an aggregate cost of $9.3 million and an aggregate fair value of $5.8 million.
All of the securities with OTTI charges in the March 2009 quarter remain in the portfolio with the possibility of some future recoveries. The OTTI charges, net of probable tax benefits, resulted in a charge of $15.9 million or $2.91 per share.
The total investment securities held to maturity at March 31, 2009 had a carrying value of $520.7 million and a fair value of $469.0 million. As of such date, no impairment charges have been taken to reflect the difference of $50.7 million. The securities representing the lower fair value primarily consist of 20 pooled trust preferred securities with an unrealized loss of $29.1 million and non-agency collateralized mortgage obligations with an unrealized loss of $17.3 million at March 31, 2009. If these held to maturity investments are deemed to be other than temporarily impaired in future quarters, the impairment charges could have a material adverse effect on Parkvale’s capital and results of operations.

Noninterest Expense:
Total noninterest expense increased by $124,000 or 1.7% for the three months ended March 31, 2009 compared to the March 31, 2008 quarter. This increase is due to increases in other expense of $109,000 or 9.0%, office occupancy expense of $72,000 or 6.0%, marketing of $35,000 or 39.8%, FDIC insurance of $23,000 or 54.8% and office supplies, telephone and postage of $26,000 or 5.7%, offset by a decrease in compensation and employee benefits of $141,000 or 3.4%.
Income Tax Expense (Benefit):
Income tax expense decreased by $4.8 million or 145.2% for the three months ended March 31, 2009 compared to the March 2008 quarter. The decrease in income tax expense is due to a loss before taxes due to the writedown of securities and loan loss provisions. The overall effective tax rate was (18.7)% and 30.9% for the three months ended March 31, 2009 and 2008, respectively. The current quarter rate is lower due to the impact of writedowns, provisions and valuation allowances on equity writedowns.
Results of Operations — Comparison of Nine Months Ended March 31, 2009 and 2008:
For the nine month period ended March 31, 2009, net loss was $10.9 million or $2.08 per diluted share compared to net income of $10.7 million or $1.93 per diluted share for the nine month period ended March 31, 2008. The $21.6 million decrease in net income for the March 2009 nine months reflects $25.7 million of writedowns of equity and debt securities and a $3.6 million increase in the provision for loan losses, offset by a $6.2 million decrease in income tax expense.
Interest Income:
Parkvale had interest income of $69.0 million during the nine months ended March 31, 2009 versus $74.3 million during the comparable period in 2008. The decrease of $5.3 million is attributable to a 43 basis point decrease in the average yield from 5.75% in 2008 to 5.32% in 2009 and offset by an increase in the average interest-earning asset portfolio of $5.7 million or 0.3%. Interest income from loans decreased $3.3 million or 6.0% due to an 18 basis point decrease in the average yield from 5.97% in 2008 to 5.79% in 2009 and by a decrease in the average loan balance of $37.2 million or 3.1%. Income from investments increased by $918,000 or 5.6% from 2008 due an increase in the average investment balance of $85.5 million or 21.2%, mitigated by a 71 basis point decrease in the average yield from 5.45% in 2008 to 4.74% in 2009. Interest income earned on federal funds sold decreased $3.0 million or 82.8% from the prior nine months ended March 2008. This was due to decreases of 315 basis points in the average yield from 4.38% in 2008 to 1.23% in fiscal 2009 and in the average federal funds sold balance of $42.6 million or 38.9%, as there was a substantial decline in short-term interest rates with the target Federal funds rate set by the Federal Reserve Bank.
Interest Expense:
Interest expense decreased by $7.1 million or 15.8% from the 2008 nine month period to the 2009 nine month period. The decrease was due to a 54 basis point decrease in the average rate paid from 3.51% in 2008 to 2.97% in 2009 and a decrease in the average deposits and borrowings of $6.3 million or 0.4%.
Net Interest Income:
Net interest income increased to $31.5 million for the nine months ended March 31, 2009 compared to $29.8 million for the nine months ended March 31, 2008. The $1.7 million improvement is attributable to the net increased yield on earning assets and a decrease in the cost of funds. The increase is due to a net increase of 11 basis points in the average interest rate spread from 2.24% in 2008 to 2.35% in 2009 and a net increase in earning assets of $12.0 million.

Provision for Loan Losses:
Provision for loan losses increased by $3.6 million or 264.4% from the nine month period ended March 31, 2008 to the nine months ended March 31, 2009. Aggregate valuation allowances were 1.49% of gross loans at March 31, 2009, 1.25% of gross loans at June 30, 2008 and 1.26% of gross loans at March 31, 2008. Total loan loss reserves at March 31, 2009 were $17.3 million. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses”.
Noninterest Income:
Noninterest income decreased by $26.0 million or 316.8% for the nine months ended March 31, 2009 from the nine months ended March 31, 2008 due to writedowns of investment securities. The current writedowns aggregate $25.7 million for the nine months ended March 31, 2009 including $20.7 million in the March 2009 quarter. Previously reported writedowns include $5.0 million which were due to FHLMC preferred stock, a floating rate note in Washington Mutual and other available for sale investment securities, offset slightly by gains of $65,000 on the sale of loans and $25,000 on the sale of available for sale investment securities. Service charges on deposits decreased by $336,000 or 6.4%. Other fees and service charges increased by $90,000 or 9.0% for all types of products. Other income decreased by $94,000 or 4.7%. Annuity fee and commission income was $721,000 for the nine months ended March 2009 compared to $805,000 for the nine months ended March 2008.
Noninterest Expense:
Noninterest expenses decreased by $127,000 or 0.6% for the nine month period ended March 31, 2009 from the comparable period in 2008. Noninterest expense decreases included $330,000 or 2.7% in compensation and employee benefits, $80,000 or 18.1% in marketing and $62,000 or 100.0% of early extinguishment of debt as a result of the payoff of the trust preferred securities. These decreases were offset partially by increases of $62,000 or 1.8% of office occupancy and $222,000 or 5.9% of other expense. Annualized noninterest expenses as a percentage of average assets were 1.54% for the nine months ended March 31, 2009 compared to 1.57% for the nine months ended March 31, 2008.
Income Tax Expense (Benefit):
Income tax expense decreased by $6.2 million or 145.2% for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 as the liability for income taxes was reduced due to a loss before taxes in the 2009 period as a result of the writedown of securities.
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
Quantitative and qualitative disclosures about market risk are presented at June 30, 2008 in Item 7A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 12, 2008. Since June 30, 2008, the market price of Parkvale stock has fallen from $23.61 to $10.98 at March 31, 2009. This price decline is reflective of overall price decreases in many financial institution stocks throughout the second half of 2008 and the first quarter of 2009. The Parkvale price decrease may also be attributable to the investment writedowns recorded in the September and December 2008 quarters of $5.0 million.

Item 4.	Controls and Procedures Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and CFO, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and CFO, concluded that Parkvale’s disclosure controls and procedures were effective as of March 31, 2009. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings	None

Item 1A.	Risk Factors Risk Factor disclosures are presented at June 30, 2008 in Item 1A of the Corporation’s Form 10-K, filed with the SEC on September 12, 2008. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On December 23, 2008, the Corporation issued 31,762 shares of preferred stock and a ten-year warrant to purchase up to 376,327 shares of common stock that were not initially registered under the Securities Act of 1933. As required under the Capital Purchase Program, a Form S-3 was filed on January 22, 2009 and declared effective by the SEC on February 12, 2009.

(b)	Not applicable

(c)	During the quarter ended March 31, 2009, Parkvale did not purchase shares of common stock.
The following table sets forth information with respect to the purchases made by or on behalf of Parkvale or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs	Plans or Programs (1)
January 1-31, 2009	—	—	—	219,000
February 1-28, 2009	—	—	—	219,000
March 1-31, 2009	—	—	—	219,000

(1)	The repurchase program approved on June 19, 2008 is scheduled to expire on June 30, 2009. Share repurchases were suspended due to the restrictions by the US Treasury prohibiting share repurchases without prior approval.

Item 3. Defaults Upon Senior Securities	None

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None

Item 6. Exhibits The following exhibits are filed here within:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated April 30, 2009.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkvale Financial Corporation

DATE: May 6, 2009	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and
Chief Executive Officer

DATE: May 6, 2009	By:	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Vice President, Treasurer and
Chief Financial Officer