Form 10-K
period 2009-06-30
PARKVALE FINANCIAL CORP
filed 2009-09-10
CIK 820907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

Commission File Number 0-17411

PARKVALE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	25-1556590 (I.R.S. Employer Identification Number)

4220 William Penn Highway, Monroeville, PA (Address of principal executive office)	15146 (Zip code)

Registrant’s telephone number, including area code: (412) 373-7200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($1.00 par value)	Name of Exchange on Which Registered

(Title of Class)	Nasdaq Select

Securities registered pursuant to Section 12(g) of the Act — None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web seite, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2008, the last business day of the Registrant’s second quarter, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $12.42 per share on such date was $50,127,244. Excluded from this computation are 746,518 shares held by all directors and executive officers as a group and 645,167 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 1, 2009: 5,427,695

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders dated September 14, 2009. The definitive proxy statement will be filed with the Commission on or before September 14, 2009. Part III

PART I.

Item 1.	Business.

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

THE BANK

General

The Bank conducts business in the greater Tri-State area through 48 full-service offices with 41 offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties of Pennsylvania, two branches in West Virginia and five branches in Ohio. With total assets of $1.9 billion at June 30, 2009, Parkvale was the tenth largest financial institution headquartered in the Pittsburgh metropolitan area and twelfth largest financial institution with a significant presence in Western Pennsylvania. Parkvale’s main office is located at 4220 William Penn Highway, Monroeville, PA 15146, and its telephone number is (412) 373-7200.

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

Lower housing demand in Parkvale’s primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions in the secondary market. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale did not purchase loans during fiscal 2009 as a result of uncertainties related to the secondary mortgage market. Parkvale purchased loans aggregating $87.7 million and $142.9 million in fiscal 2008 and 2007, respectively. These represent 52.6% and 62.3% of total mortgage loan originations and purchases for the fiscal year 2008 and 2007, respectively. In addition, Parkvale operates a loan production office through its subsidiary, PMC with an office in Columbus, Ohio. During fiscal 2009, PMC originated a total of $15.5 million or 16.8% of total mortgage loan originations for inclusion in Parkvale’s loan portfolio. See “Lending Activities” and “Sources of Funds”.

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, increased from $15.8 million at June 30, 2008 to $33.6 million at June 30, 2009. The $17.8 million increase in fiscal 2009 is primarily due to single-family homes and commercial real estate loans at June 30, 2009. See “Lending Activities — Nonperforming Loans and Foreclosed Real Estate”.

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

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. The interest rate sensitivity gap equals the difference between interest-earning assets and interest-bearing liabilities, and the gap ratio equals the gap divided by total assets. The one-year gap ratio was 9.46% of total assets at June 30, 2009 compared to 2.07% of total assets at June 30, 2008. The cumulative five-year gap ratio was 8.54% at June 30, 2008 and 9.14% at June 30, 2009. A key component of the asset and liability management program is that ARM loans represented approximately 65.2% of the Bank’s real estate loan portfolio at June 30, 2009 compared to 60.9% and 69.8% at June 30, 2008 and 2007, respectively. Deposits with rate sensitivity in excess of one year increased $1.6 million from $747.1 million at June 30, 2008 to $748.7 million at June 30, 2009.

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

During 2009, economic conditions continue to be weak with foreclosure and delinquency rates remaining at record levels. The prolonged recession and high unemployment rates continue to place pressure on prime mortgage loan portfolios. The Mortgage Bankers Association (MBA) National Delinquency Survey indicates that the delinquency rate for 1-4 unit residential mortgage loans is at the highest level since the MBA began tracking performance in 1972.

The industry reported a net profit of $7.6 billion during the March 2009 quarter, representing a 61% decrease compared to the first quarter of 2008. Provisions for loan and lease losses increased year over year to $60.9 billion compared to $37.2 billion, with two thirds of the institutions reporting an increase. Earnings weakness was widespread during the March 31, 2009 quarter as 21.6% of institutions reported a net loss and 59.3% reported lower net income compared to the March 31, 2008 quarter. The industry reported year-over-year growth in net charge-offs, with $37.8 billion in charge-offs during the first quarter of 2009 versus $19.6 billion in the prior year quarter.

At its August 11, 2009 meeting, the Federal Open Market Committee (“FOMC”) commented that conditions in financial markets have shown improvement, economic activity is leveling out, and household spending has shown signs of stabilizing though remains constrained by ongoing job losses, sluggish income growth, lower housing wealth, and tight credit. The FOMC also anticipates that economic activity is likely to remain weak for some time and that forecasted economic conditions are likely to warrant exceptionally low levels of the federal funds rate for an extended period.

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

BUSINESS

Lending Activities
Loan Activity and Portfolio Composition

The following table shows Parkvale’s loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

	2009	2008	2007
	(Dollars in thousands)

Total loans receivable at beginning of year	$1,201,665	$1,234,397	$1,217,328
Real estate loan originations:
Residential:
Single family(1)	51,437	48,749	44,930
Multifamily	8,996	1,344	5,480
Construction — Single family	3,009	7,903	9,612
Commercial	28,749	21,093	26,318

Total real estate loan originations	92,191	79,089	86,340
Consumer loan originations	61,237	77,965	57,698
Commercial loan originations	14,521	33,691	16,556

Total loan originations	167,949	190,745	160,594
Purchase of loans	—	87,668	142,914

Total loan originations and purchases	167,949	278,413	303,508
Principal loan repayments	72,733	119,428	94,313
Mortgage loan payoffs	154,758	176,268	178,212
Sales of whole loans	16,237	1,004	1,405

Net (decrease) increase in loans	(75,779)	(18,287)	29,578

Total loans receivable at end of year	1,125,886	1,216,110	1,246,906
Less: Loans in process	60	236	98
Allowance for loan losses	17,960	15,249	14,189
Unamortized (premiums) discounts	(1,070)	(1,040)	(1,778)

Net loans receivable at end of year	$1,108,936	$1,201,665	$1,234,397

(1)	Includes $15.5 million, $10.2 million and $10.3 million of loans originated by PMC during fiscal 2009, 2008 and 2007, respectively.

At June 30, 2009, Parkvale’s net loan portfolio amounted to $1.1 billion, representing 58.1% of Parkvale’s total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veteran’s Affairs (“VA”).

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at June 30.

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Real estate loans:
Residential:
Single family	$726,254	65.6	$828,157	68.9	$859,562	69.6
Multifamily(1)	34,216	3.1	29,737	2.5	32,474	2.6
FHA/VA	332	0.1	359	0.1	410	0.1
Commercial	114,827	10.2	113,622	9.4	112,287	9.1
Other(2)	14,806	1.3	17,497	1.4	18,321	1.5

Total real estate loans	890,435	80.3	989,372	82.3	1,023,054	82.9
Consumer loans(3)	185,818	16.8	176,948	14.7	173,506	14.0
Deposit loans	5,031	0.4	6,147	0.5	5,162	0.4
Commercial loans	44,602	4.0	43,643	3.6	45,184	3.7

Total loans receivable	1,125,886	101.5	1,216,110	101.1	1,246,906	101.0
Less:
Loans in process	60	0.0	236	0.0	98	0.0
Allowance for losses	17,960	1.6	15,249	1.2	14,189	1.1
Unamortized (premiums)/discounts	(1,070)	(0.1)	(1,040)	(0.1)	(1,778)	(0.1)

Net loans receivable	$1,108,936	100.0%	$1,201,665	100.0%	$1,234,397	100.0%

	2006		2005
	Amount	%	Amount	%

Real estate loans:
Residential:
Single family	$832,710	68.4	$807,088	67.4
Multifamily(1)	28,911	2.4	29,920	2.5
FHA/VA	552	0.1	665	0.1
Commercial	108,977	8.9	109,146	9.1
Other(2)	20,834	1.7	22,448	1.9

Total real estate loans	991,984	81.5	969,267	81.0
Consumer loans(3)	182,506	15.0	187,807	15.7
Deposit loans	5,721	0.5	5,611	0.4
Commercial loans	49,875	4.1	48,302	4.0

Total loans receivable	1,230,086	101.1	1,210,987	101.1
Less:
Loans in process	142	0.0	418	0.0
Allowance for losses	14,907	1.2	15,188	1.3
Unamortized (premiums)/discounts	(2,291)	(0.1)	(2,689)	(0.2)

Net loans receivable	$1,217,328	100.0%	$1,198,070	100.0%

(1)	Includes short-term construction loans to developers.

(2)	Loans for purchase and development of land.

(3)	Primarily includes home equity loans, home equity and personal lines of credit, student loans, personal loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of gross loans receivable in each category to total loans at June 30:

	2009	2008	2007	2006	2005

Single Family loans	64.5%	68.1%	68.9%	67.7%	66.7%
Commercial Real Estate & Multi Family loans	14.5	13.2	13.1	12.9	13.3
Consumer loans	17.0	15.1	14.3	15.3	16.0
Commercial loans	4.0	3.6	3.7	4.1	4.0

Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Contractual Maturities of Loans

The following table presents information regarding loan contractual maturities as of June 30, 2009 by loan categories during the periods indicated. Mortgage loans with adjustable interest rates are shown in the year in which they are contractually due rather than in the year in which they reprice. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank’s loan portfolio:

Amounts Due in	Real Estate	Commercial	Consumer
Years Ending June 30,	Loans(1)(2)	Loans(2)	Loans(3)
	(Dollars in thousands)

2010	$10,462	$19,841	$61,813
2011 — 2014	39,798	19,344	34,417
2015 and thereafter	840,175	5,417	89,588

Gross loans receivable	$890,435	$44,602	$185,818

(1)	Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2)	Variable rate and ARM loans represent approximately 63.1% of gross loans receivable maturing in the year ending June 30, 2010. Of the $880.0 million of real estate loans maturing after June 30, 2010, $311.3 million are fixed rate loans and $568.7 million are adjustable rate loans. Of the $24.8 million of commercial loans maturing after June 30, 2010, $22.8 million are fixed rate loans and $2.0 million are adjustable rate loans. Real estate and commercial loans maturing after June 30, 2010 aggregate $904.8 million, of which $334.1 million are fixed rate loans and $570.7 million are adjustable rate loans.

(3)	Of the $124.0 million of consumer loans maturing after June 30, 2010, $123.8 million are fixed rate loans and $287,000 are adjustable rate loans.

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

Origination, Purchase and Sale of Loans

As a Pennsylvania-chartered, federally insured savings bank, the Bank has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2009, the majority of loans in Parkvale’s portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan and tri state area. However, 40.3% and 44.4% of Parkvale’s total mortgage loan portfolio at June 30, 2009 and 2008, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Ohio, West Virginia, and Virginia. No state outside of the market area with Parkvale locations has more than 4% of mortgage loans outstanding. There were no loan purchases during fiscal 2009 as compared to loan purchases of $87.7 million in fiscal 2008, which amounted to 52.6% of Parkvale’s real estate originations and purchases for fiscal 2008. See further discussion below.

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

Under policies adopted by Parkvale’s Board of Directors, Parkvale limits the loan-to-value ratio to 80% on newly originated first lien residential mortgage loans, or up to 97% with private mortgage insurance. Depending upon the amount of private mortgage insurance obtained by the borrower, Parkvale’s loan exposure may be reduced to 65% of the value of the property. Commercial real estate loans generally do not exceed 80% of the value of the secured property. In addition, it is Parkvale’s general policy to obtain title insurance policies or certificates of title insuring that Parkvale has a valid first lien on mortgaged real estate.

Originations by Parkvale.  Historically, Parkvale has originated mortgage loans primarily through referrals from real estate brokers, builders and direct customers, as well as refinancing for existing customers. Parkvale makes consumer and commercial loan originations within its primary market area. Total loan originations for the fiscal years ending June 30, 2009, 2008 and 2007 were $167.9 million, $190.7 million and $160.6 million, respectively. See the chart on page 4 for detailed activity for the past three fiscal years.

Loan Purchases.  The asset/liability strategy of investing in ARM loans provides flexibility in a volatile interest rate environment. Parkvale loan purchases were $0 in fiscal 2009 compared to $87.7 million in fiscal 2008 and $142.9 million in fiscal 2007. The decreased level of purchases was related to the uncertainties in the secondary mortgage market that began in August 2007. In fiscal 2008, all of the purchased loans were ARM loans. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale’s underwriting standards and are purchased from reputable mortgage banking institutions.

Loan Sales.  During fiscal 2003, the Bank entered into an agreement with Freddie Mac to purchase fixed rate loans at origination in the secondary market. Parkvale is an approved seller/servicer with Freddie Mac. Parkvale generally retains the right to service loans sold or securitized. During fiscal 2009, there were $16.2 million of sales, which were newly originated fixed rate loans and during fiscal 2008 and 2007, there were few sales.

Parkvale historically offered student loans through its community-banking network. The loans originated were sold to the Student Loan Marketing Association. Parkvale received a guaranteed rate on such loans indexed to the 91-day United States Treasury bill rate and generally sold the loans to the Student Loan Marketing Association (“SLMA”) in order to avoid costly servicing expenses. In fiscal 2009, education loans were not offered as SLMA discontinued its purchase program. The remaining portfolio was sold to SLMA during December 2008.

Residential Real Estate Loans

Parkvale offers fixed-rate mortgages and ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 48.3%, 66.4% and 72.3% of total mortgage loan originations and purchases in fiscal 2009, 2008 and 2007, respectively. At June 30, 2009, ARMs represented 65.2% of Parkvale’s total residential loan portfolio. ARM loans generally do not adjust as rapidly as Parkvale’s cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of the asset and liability plan to increase the rate sensitivity of its assets. Loans included in the loan portfolio that are interest only for the initial years of the loan aggregated $220.7 million, 17.9% at June 30, 2009.

Commercial Real Estate Loans

The balance of commercial real estate mortgages was $114.8 million at June 30, 2009 versus $113.6 million at June 30, 2008. Commercial real estate loans offer more attractive yields than residential real estate loans and are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Greater Pittsburgh and tri-state area, which traditionally has not experienced the dramatic real estate price fluctuations that have occurred in certain other geographic areas.

Consumer Loans

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, personal loans, home improvement loans, credit cards and automobile loans. Total consumer loans outstanding at June 30, 2009 increased by $8.9 million to $185.8 million from $176.9 million at June 30, 2008. Parkvale had offered home equity lines of credit up to 120% of collateral value at a competitive introductory rate, but reduced the underwriting guideline to 90% in fiscal 2009. Of an aggregate $57.4 million in outstanding lines of credit at June 30, 2009, $50.7 million have a loan to value ratio of less than 90% and $6.7 million have a loan to value ratio of 90% or above. Consumer loans generally have shorter terms and greater interest rate sensitivity and margins than residential real estate loans.

Home equity lines are revolving and range from $5,000 to $250,000. The amount of the available line of credit is determined by the borrower’s ability to pay, their credit history and the amount of collateral equity. Personal and overdraft lines of credit are generally unsecured and are extended for $300 to $25,000. Line of credit interest rates are variable and indexed to Parkvale’s prime rate.

Parkvale historically offered student loans through its community-banking network. Parkvale received a guaranteed rate on such loans indexed to the 91-day United States Treasury bill rate and generally sold the loans to the Student Loan Marketing Association (“SLMA”) in order to avoid costly servicing expenses. In fiscal 2009, education loans were not offered as SLMA discontinued its purchase program.

Parkvale’s deposit loans are made on a demand basis for up to 100% of the balance of the account securing the loan. The interest rate on deposit loans generally equals the rate on the underlying account plus a minimum of 100 basis points.

Commercial Loans

Parkvale’s commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Parkvale offers both secured and unsecured commercial loans. In originating commercial loans, the borrower’s historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale’s prime rate. Fixed-rate commercial loans are extended based upon Parkvale’s ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $44.6 million and $43.6 million at June 30, 2009 and 2008, respectively.

Loan Servicing and Loan Fees

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac as an approved seller/servicer . During fiscal 2009, the Bank sold to Freddie Mac $16.0 million of newly originated fixed rate loans 1-4 family mortgages and retained the servicing for such loans. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for Freddie Mac was $56.6 million at June 30, 2009 and was $47.0 million at June 30, 2008. During fiscal 2008 and 2007, there were few sales. Prior to fiscal 2009, mortgage loan securitizations or sale transactions were limited to certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not service these loans depending on the terms of the specific program.

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

Parkvale defers loan origination and commitment fees and certain direct loan origination costs over the contractual life of a loan as an adjustment of yield. Indirect loan origination costs are charged to expense as incurred. Deferred loan origination fees were $55,000, $163,000 and $400,000 at June 30, 2009, 2008 and 2007, respectively. The remaining balances primarily reflect the fees deferred related to the commercial real estate and commercial loan portfolio.

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

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value of collateral or expectation of future cash flows is insufficient compared to the contractual amount due. Parkvale excludes single-family loans and installment consumer loans in the determination of impaired loans consistent with the exception under paragraph 6 of SFAS 114 of loans measured for impairment. The Bank had $3.6 million of commercial loans classified as impaired at June 30, 2009 and a $1.1 million loan classified as impaired at June 30, 2008. In addition, single family mortgage loans of $19.1 million were classified as non-accrual and considered impaired at June 30, 2009. The average recorded investment in impaired loans was $1.0 million, $969,000 and $229,000 in fiscal 2009, 2008 and 2007, respectively. The amount of interest income that has not been recognized was $198,000 for fiscal 2009, $94,000 for fiscal 2008 and $69,000 for fiscal 2007. Impaired assets include $5.7 million of foreclosed real estate as of June 30, 2009. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell.

Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses for the years ended June 30:

	2009	2008	2007	2006	2005
	(Dollars in thousands)

Beginning balance	$15,249	$14,189	$14,907	$15,188	$13,808
Allowances from acquisitions	—	—	—	—	1,897
Provision for loan losses	6,754	2,331	828	736	229
Loans recovered:
Consumer	31	54	19	25	23
Commercial	4	18	13	8	6
Mortgage	—	241	27	106	47

Total recoveries	35	313	59	139	76

Loans charged-off:
Consumer	(324)	(453)	(287)	(755)	(203)
Commercial	(344)	(372)	(842)	(178)	(423)
Mortgage	(3,410)	(759)	(476)	(223)	(196)

Total charge-offs	(4,078)	(1,584)	(1,605)	(1,156)	(822)

Net charge-offs	(4,043)	(1,271)	(1,546)	(1,017)	(746)

Ending balance	$17,960	$15,249	$14,189	$14,907	$15,188

Percentage of net charge-offs to average loans outstanding	0.35%	0.11%	0.13%	0.08%	0.07%

During fiscal 2009, the provision for loan losses increased to $6.8 million from $2.3 million in fiscal 2008 due to additional allowances recorded on mortgage loans with a $3.0 million increase in residential single family mortgages as housing prices fell throughout fiscal 2009. During fiscal 2007, a $500,000 commercial line of credit was charged off as a commercial borrower declared bankruptcy and ceased operations. The Bank liquidated the borrower’s remaining assets during fiscal 2008 and 2007 without any recovery.

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

The allowance for loan loss was $18.0 million at June 30, 2009 and $15.2 million at June 30, 2008 or 1.60% and 1.25% of gross loans at June 30, 2009 and 2008, respectively. This increase, as well as the increase to the provision for loan losses is consistent with the overall deterioration of the existing loan portfolio and in general economic conditions. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

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

Investment Activities

In accordance with policies established by Parkvale’s Board of Directors, investment decisions are made by authorized officers, which include the Chief Executive Officer or the Chief Financial Officer.

Parkvale’s investment portfolio consisted of the following securities at June 30 of the years indicated.

	2009	2008	2007
	(Dollars in thousands)

U.S. Government and agency obligations	$108,682	$71,411	$266,996
Municipal obligations	19,165	4,050	5,234
Trust preferred securities	77,660	94,937	44,655
Corporate debt	57,464	44,224	5,012
Mortgage-backed securities	241,058	198,406	27,466
Equity securities (at market value)	23,505	31,347	30,580

Total investment portfolio	$527,534	$444,375	$379,943

As part of its investment strategy, Parkvale also invests in both mortgage-backed securities, which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“GNMA”) as well as collateralized mortgage obligations (“CMO”). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae debt securities are guaranteed by their respective government sponsored agencies. At June 30, 2009, Parkvale had $241.1 million, or 12.6% of total assets invested in mortgage-backed securities, as compared to 10.7% and 1.5% at June 30, 2008 and 2007, respectively. At June 30, 2009, the mortgage-backed securities included Freddie Mac ($20.8 million); GNMA ($1.1 million); Fannie Mae ($41.5 million) and CMOs ($177.7 million). The fiscal 2009 CMO purchases with remaining balances of $26.9 million at June 30 2009 included four non agency CMOs and two agency CMOs. At June 30, 2009, the fiscal 2008 CMO purchases with remaining balances of $148.8 million included 22 privately pooled offerings issued by nationwide issuers of mortgage obligations. All of the fiscal 2009 and 2008 CMO purchases were rated AAA at purchase and are adjustable rate securities. All of the CMOs and other mortgage-backed securities were current at June 30, 2009 and June 30, 2008.

The following table shows mortgage-backed security activity during the years ended June 30.

	2009	2008	2007
	(Dollars in thousands)

Mortgage-backed securities at beginning of year	$198,406	$27,466	$38,131
Purchases	84,788	191,587	—
Principal repayments	(42,136)	(20,647)	(10,665)

Mortgage-backed securities at end of year	$241,058	$198,406	$27,466

The Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship in September 2008, with the United States Treasury to purchase up to $100 billion of senior preferred stock in each company as needed for such entities to maintain a positive net worth. The financial difficulties of Freddie Mac resulted in writedowns in fiscal 2009 and 2008 aggregating $4.2 million. See Note B of Notes to Consolidated Financial Statements for additional details on these preferred stock investments.

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2009:

	Carrying Balance	%

U.S. Treasury and U.S. Government agencies:
Maturing within five years	$78,509	2.67
Maturing within ten years	29,658	2.38
Maturing after ten years	515	5.08
States of the U.S. and political subdivisions:
Maturing within one year	2,001	4.73
Maturing within five years	12,809	3.13
Maturing within ten years	1,811	4.92
Maturing after ten years	2,544	6.25
Individual trust preferred securities:
Maturing after ten years	9,354	4.59
Pooled trust preferred securities:
Maturing after ten years	68,306	2.03
Corporate debt:
Maturing within one year	30,344	2.89
Maturing within five years	27,120	4.80
Mortgage-backed securities	241,058	4.83

Subtotal of Held to Maturity Securities	504,029	3.81

Equity securities (at market value)	23,505	2.31

Total	$527,534	4.57

See Note B of Notes to Consolidated Financial Statements for additional information on Investment Securities.

The fair values of the individual trust preferred securities, the pooled trust preferred securities and the mortgage-backed securities at June 30, 2009 were $6.5 million, $34.5 million and $145.5 million, respectively. The difference between the amortized cost and fair value of mortgage-backed securities at June 30, 2009 was primarily due to non-agency CMOs. The aggregate fair value of these three classes of securities was $66.9 million below their aggregate amortized cost at June 30, 2009. Due to the illiquidity and uncertainty affecting these markets, Parkvale does not anticipate purchasing additional trust preferred securities or non-agency CMOs in the immediate future. See “Risk Factors — The fair value of our investment securities held to maturity is less than the carrying value of such securities.”

Hedging Activities

The objective of Parkvale’s financial futures policy is to reduce interest rate risk by authorizing an asset and liability-hedging program. The futures policy permits Parkvale’s investment officers to hedge up to $10 million of assets and liabilities. Hedges over $10 million and up to $25 million require the approval of the Audit-Finance Committee of the Board of Directors, and hedges over $25 million require the approval of the Board of Directors. The objective of Parkvale’s financial options policy is to reduce interest rate risk in the investment portfolio through the use of financial options. The options policy permits the use of options on United States Treasury bills, notes, bonds and bond futures and on mortgage-backed securities. The options policy generally limits the use of puts and calls to $5.0 million per type of option. Parkvale’s investment officers are authorized to conduct options activities, which are monitored by the Asset Liability Committee and the Audit-Finance Committee of the Board of Directors.

Derivative instruments are used to construct a transaction that is derived from and reflects the underlying value of assets, other instruments or various indices. The primary purpose of derivatives, which include such items as forward contracts, interest rate swap contracts, options futures and equity securities, is to transfer price risk associated with the fluctuations of financial instrument value. Parkvale does not enter into hedging transactions for speculative purposes. The only swaps outstanding at June 30, 2009 relate to swapping floating rate PNC debt to fixed interest rates through December 2011 and December 2013.

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

The following table shows the distribution of Parkvale’s deposits by type of deposit as of June 30.

	2009		2008		2007
	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)

Passbook accounts and statement savings	$203,756	13.5%	$192,670	12.9%	$190,907	13.0%
Checking and money market accounts	418,211	27.7%	409,466	27.4%	388,684	26.5%
Certificate accounts	659,906	43.7%	671,327	45.0%	691,016	47.0%
Jumbo certificates	218,527	14.4%	207,629	13.9%	185,657	12.6%
Accrued interest	10,848	0.7%	12,593	0.8%	12,820	0.9%

Total savings deposits	$1,511,248	100.0%	$1,493,685	100%	$1,469,084	100%

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

	2009		2008		2007
	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)

Passbook accounts	$193,273	0.66%	$185,213	0.85%	$192,319	0.76%
Checking and money market accounts	414,484	0.76%	402,928	1.15%	389,191	1.15%
Certificate accounts	877,336	3.88%	876,175	4.62%	855,333	4.57%
Accrued interest	12,374	0.00%	14,107	0.00%	12,921	0.00%

	$1,497,467	2.57%	$1,478,423	3.19%	$1,449,764	3.11%

The wide range of deposit accounts offered has increased Parkvale’s ability to retain funds and to be more competitive in obtaining new funds, but does not eliminate the threat of disintermediation. During periods of high interest rates, certificate and money market accounts are more costly than transaction accounts. In addition, Parkvale has become subject to short-term fluctuations in deposit flows as customers have become more rate conscious and inclined to move funds into higher yielding accounts. The ability of Parkvale to attract and maintain deposits along with the impact on the cost of funds is significantly affected by competitive market conditions.

The principal methods used by Parkvale to attract deposits include the offering of a wide range of services and accounts, competitive interest rates, and convenient office hours and locations. Parkvale utilizes traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mail. Parkvale’s deposits are obtained primarily from persons who are residents of Pennsylvania, Ohio and West Virginia. Parkvale neither advertises for deposits outside of Pennsylvania and the Ohio Valley nor utilizes the services of deposit brokers. Nonresidents of the tri-state area held approximately 1.9% of Parkvale’s deposits at June 30, 2009.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

	2009	2008	2007
	(Dollars in thousands)

Decrease before interest credited	$(14,897)	$(12,784)	$(14,437)
Interest credited	32,460	37,385	31,757

Net deposit increase	$17,563	$24,601	$17,320

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale’s interest rate spread and to better match its interest rate sensitivity.

The following table reflects the makeup of Parkvale’s deposit accounts at June 30, 2009, including the scheduled quarterly maturity of certificate accounts.

	Amount	% of Total Deposits	Average Rate
	(Dollars in thousands)

Passbook and club accounts	$203,756	13.5%	0.63
Checking and money market accounts	418,211	27.7%	0.31

Total non-certificate accounts	621,967	41.2%	0.49
Certificates maturing in quarter ending:
September 30, 2009	183,922	12.2%	2.80
December 31, 2009	132,152	8.7%	2.75
March 31, 2010	127,144	8.4%	3.97
June 30, 2010	132,190	8.8%	3.39
September 30, 2010	55,224	3.7%	2.82
December 31, 2010	25,062	1.7%	3.19
March 31, 2011	15,943	1.1%	3.62
June 30, 2011	16,829	1.1%	3.20
September 30, 2011	11,272	0.7%	3.23
December 31, 2011	27,727	1.8%	4.44
March 31, 2012	27,853	1.8%	4.18
June 30, 2012	17,135	1.1%	3.55
Thereafter	105,980	7.0%	4.34

Total certificate accounts	878,433	58.1%	3.39
Accrued interest	10,848	0.7%	0.00

Total deposits	$1,511,248	100.0%	2.17

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2009, which mature during the years ending June 30:

	2010	2011	2012	Thereafter	Total
	(Dollar in thousands)

Certificates of deposit:
Under 4.00%	$433,252	$88,378	$29,374	$29,578	$580,582
4.00% to 5.99%	135,944	21,337	54,447	76,391	288,119
6.00% to 7.99%	6,212	3,343	166	11	9,732

Total certificates of deposit	$575,408	$113,058	$83,987	$105,980	$878,433

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2009 are summarized as follows:

(Dollars in thousands)

3 months or less	$46,515
Over 3 months through 6 months	37,537
Over 6 months through 12 months	67,745
Over 12 months	66,730

Total	$218,527

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

The following table sets forth information concerning Parkvale’s advances from the FHLB of Pittsburgh for the years ended June 30.

	2009	2008	2007
	(Dollars in thousands)

Average balance outstanding	$186,306	$206,534	$215,518
Maximum amount outstanding at any month-end during the period	$186,410	$211,638	$215,942
Average interest rate	4.90%	4.96%	5.09%
Balance outstanding at June 30	$186,202	$191,430	$211,658

The decrease in the outstanding balance from $191.4 million at June 30, 2008 to $186.2 million at June 30, 2009 is due to the maturity of a $5.0 million advance in fiscal 2009. The principal balance on PNC debt was $25.0 million from December 30, 2008 to June 30, 2009 with an average interest rate of 4.94%.

Subsidiaries

PFC conducts substantially all of its operations through the Bank, which is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania.

PFC previously had two other subsidiaries. Parkvale Statutory Trust I (“PSTI”) and Advance Statutory Trust I (“ASTI”), which were Connecticut chartered investment companies. PSTI and ASTI were formed in 2002 with aggregate borrowings of $32.2 million, which was contributed to the Bank in the form of Tier 1 capital. ASTI was dissolved in fiscal 2008 upon the repayment of all obligations on December 26, 2007. PSTI was dissolved in fiscal 2007 upon the repayment of all obligations on March 26, 2007.

Pennsylvania law permits a Pennsylvania-chartered, federally insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when these funds are utilized for community or inner-city development or investment. Because Parkvale’s subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2009, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.

Parkvale Bank’s wholly owned subsidiaries include Parkvale Investment Corporation (“PIC”), Parkvale Mortgage Corporation (“PMC”), PV Financial Service, Inc. (“PVFS”) and Renaissance Corporation (“Renaissance”). PIC was formed in fiscal 2000 as a Delaware investment corporation. PMC was acquired in 1986 and operated two offices originating residential mortgage loans for the Bank through fiscal 2006. The PMC office in Fairfax, Virginia was closed in conjunction with expiration of the lease in the first quarter of fiscal 2007. For additional information regarding PMC, see “Lending Activities”. PVFS was incorporated in 1972. From 1997 until 2002, PVFS operated as a lending subsidiary by extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. PVFS has not originated loans for the past five fiscal years. At June 30, 2009, PVFS had net assets of $1.5 million, which included $604,000 in cash and $919,000 of loans outstanding, compared to loans outstanding of $1.0 million at June 30, 2008. This portfolio is collateralized by single-family residential properties. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2009 is $166,000 in cash.

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

Market Area

The Pittsburgh region has been a business leader for generations. The Pittsburgh Metropolitan Statistical Area (MSA), which includes Allegheny, Armstrong, Beaver, Butler, Fayette, Washington and Westmoreland counties, is ranked 20th by population in the United States, according to the 2000 U.S. Census. The region’s economy is primarily dependent on a combination of the manufacturing trade, services, government, and transportation industries. The economy has experienced a transition away from the steel and steel-related industries to the service industries, such as transportation, health care, education and finance and a large number of high technology firms have established operations in Pittsburgh due to the wide range of support services available. The area served by Parkvale’s Ohio Valley division is demographically quite similar to the Pittsburgh region as the Steubenville, Ohio-Wheeling, West Virginia region is undergoing a transition from heavy industry to state-of-the-art manufacturing, information/service-based office operations and advanced technology/research.

Employees

As of June 30, 2009, Parkvale and its subsidiaries had 403 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union and Parkvale believes it has satisfactory relations with its personnel.

REGULATION

Set forth below is a brief description of certain laws and regulations which relate to the regulation of PFC and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of PFC

General.  PFC is a registered savings and loan holding company pursuant to the Home Owners’ Loan Act, as amended (“HOLA”). As such, PFC is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with PFC and affiliates thereof.

Activities Restrictions.  There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. As of June 30, 2009, PFC was a grandfathered holding company.

If a savings and loan holding company acquires control of a second savings association and holds it as a separate institution, the holding company becomes a multiple savings and loan holding company. As a general rule, multiple savings and loan holding companies are subject to restrictions on their activities that are not imposed on a grandfathered holding company. They cannot commence or continue any business activity other than: (i) those permitted for a bank holding company under Section 4(c) of the Bank Holding Company Act (unless the Director of the OTS by regulation prohibits or limits such Section 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting an insurance agency or escrow business; (iv) holding, managing or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies.

The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as PFC) and any companies which are controlled by such parent holding company are affiliates of the savings association.

Generally, Section 23A (i) limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least favorable, to the association or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 2009, the Bank was in compliance with the above restrictions.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act (“FDIA”); or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered banks or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

The Federal Reserve Board may approve an application by a bank holding company to acquire control of a savings association. A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank, which is a member of the Deposit Insurance Fund (“DIF”) with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999 (see “Activities Restrictions” and “grandfathered holding companies” above) may engage in any activity including non-financial or commercial activities, provided such companies control only one savings and loan association that meets the QTL test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

Sarbanes-Oxley Act of 2002.  On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the new legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

Regulation of the Bank

General.  In 1993, the Bank converted from a federal chartered savings bank to a Pennsylvania chartered savings bank. As a Pennsylvania chartered savings bank, the Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Bank and its operations. The Bank is also a member of the FHLB of Pittsburgh and is subject to certain limited regulation by the Federal Reserve Board.

Pennsylvania Savings Bank Law.  The Pennsylvania Banking Code of 1965, as amended (“Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in Pennsylvania, with the prior approval of the Department.

The Department generally examines each savings bank no less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department’s examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

Interstate Acquisitions.  The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks’ home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. The Commonwealth of Pennsylvania has not “opted out” of this interstate merger provision. Therefore, the federal provision permitting interstate acquisitions applies to banks chartered in Pennsylvania. Pennsylvania law, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Banking Department. The Interstate Act also allows a state to permit out-of-state banks to establish and operate new branches in this state. Pennsylvania law permits an out of state banking institution to establish a branch office in Pennsylvania only if the laws of the state where that institution is located would permit an institution chartered under the laws of Pennsylvania to establish and maintain a branch in such other state on substantially the same terms and conditions.

Insurance of Accounts.  The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, which is administered by the FDIC, and is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

The FDIC has implemented a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. In February 2009 the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk-based assessment system. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between 12 and 14 basis points. Institutions in Risk Categories II, III and IV are assessed at annual rates of 17, 35 and 50 basis points, respectively. Changes to the risk-based assessment system include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lower premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The FICO assessment rate as of June 30, 2009 was 0.0026% of insured deposits and is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed ten basis points times the institution’s domestic deposit assessment base for the second quarter 2009 risk-based assessment. The FDIC will collect the special assessment on September 30, 2009. Based on our assets and Tier 1 capital at June 30, 2009, we estimate the impact of the special assessment to be $880,000, which was fully expensed in the June 2009 quarter. An additional special assessment of up to five basis points later in 2009 is considered probable, but the amount is uncertain.

The Bank received a credit of $1.5 million in June 2007 that was utilized throughout fiscal 2009 and fiscal 2008 to offset FDIC premiums by $746,000 and $758,000, respectively. The credit balance was fully utilized by June 30, 2009. As a result of increased FDIC insurance premium rates and full utilization of the credit, FDIC insurance expense is expected to increase by at least $520,000 per quarter or $2.1 million annually.

Capital Requirements.  The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2009, the Bank met each of its capital requirements.

A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order from the FDIC. The FDIC’s regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action.  Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0%

or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At June 30, 2009, the Bank was in the “well capitalized” category.

Loans-to-One Borrower Limitation.  With certain limited exceptions, a Pennsylvania-chartered savings bank may lend to a single or related group of borrowers on an “unsecured” basis an amount equal to no greater than 15% of its capital accounts.

Activities and Investments of Insured State-Chartered Banks.  Section 24 of the FDIA generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured savings banks and their subsidiaries by Section 24 of the FDIA. Pursuant to such regulations, insured savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. Savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. Pursuant to this authority, the FDIC has determined that investments in certain majority-owned subsidiaries of insured state banks do not represent a significant risk to the deposit insurance funds. Investments permitted under that authority include real estate investment activities and securities activities.

Qualified Thrift Lender Test.  Because the Bank has elected to be treated as a savings association for purposes of Section 10 of HOLA, it is required to meet a qualified thrift lender test to avoid certain restrictions on its operations. A savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan bank as defined in Section 7701(a)(19) of the Internal Revenue Code or by meeting the second prong of the qualified thrift lender test set forth in Section 10(m) of HOLA. A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with the following restrictions on its operations: (a) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (b) the branching powers of the institution shall be restricted to those of a national bank; and (c) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a qualified thrift lender, it must cease any activity and not retain any investment not permissible for a national bank.

The portion of the qualified thrift lender test that is based on Section 10(m) of HOLA rather than the Internal Revenue Code requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by a Federal Home Loan Bank; and direct or indirect obligations of the FDIC. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by Fannie Mae or Freddie Mac. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution’s total assets.

Safety and Soundness.  The federal banking agencies, including the FDIC, have implemented rules and guidelines concerning standards for safety and soundness required pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit systems, (c) loan documentation, (d) credit underwriting, (e) interest rate exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the asset quality and earnings standards, the Bank is required to establish and maintain systems to (i) identify problem assets and prevent deterioration in those assets, and (ii) evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital reserves. Finally, the compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. The federal banking agencies have also adopted asset quality and earnings standards. If an insured state-chartered bank fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an insured state-chartered bank fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the federal banking agency, Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the savings bank to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the savings institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the FDIC.

Regulatory Enforcement Authority.  Federal banking regulators have substantial enforcement authority over the financial institutions that they regulate including, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Except under certain circumstances, federal law requires public disclosure of final enforcement actions by the federal banking agencies.

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted, which authorizes the United States Department of the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. In addition, under a capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions.

The FDIC increased deposit insurance on most accounts from $100,000 to $250,000 until the end of 2013. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At June 30, 2009, the Bank had a $13.8 million investment in the stock of the FHLB of Pittsburgh at June 30, 2009 to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member’s shares of stock in the FHLB of Pittsburgh, certain types of mortgages, investments and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2009, the Bank had $186.2 million of outstanding advances from the FHLB of Pittsburgh.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. Parkvale satisfies its reserve requirement with vault cash.

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

See Note H of Notes to Consolidated Financial Statements for additional information regarding federal and state taxation.

Item 1A.	Risk Factors.

Investments in Parkvale’s common stock involve risk. The following discussion highlights risks which management believes are material for the Company, but does not necessarily include all risks that Parkvale may face.

The market price of Parkvale common stock may fluctuate significantly in response to a number of factors, including:

•	changes in securities analysts’ estimates of financial performance

•	volatility of stock market prices and volumes

•	changes in market valuations of similar companies

•	changes in interest rates since net interest income comprises the majority of our revenue and is significantly influenced by changes in interest rates

•	new products or services offered in the banking and/or financial services industries

•	variations in quarterly or annual operating results, including investment writedowns and loan loss provisions

•	litigation

•	regulatory actions including new laws and regulations and continued compliance with existing laws and regulations

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

The market price of our common stock has declined recently.

Consistent with the recent decline in stock prices generally, particularly for the stocks of financial institutions, the market price of the Parkvale common stock decreased from $23.61 per share at June 30, 2008 to $8.99 per share at June 30, 2009, and has further declined to $8.00 per share as of August 24, 2009. See the performance graph in Item 5 of this document comparing the total return performance of Parkvale common stock to certain indexes.

We incurred a net loss for the year ended June 30, 2009.

We incurred a net loss of $9.5 million in fiscal 2009, compared to net income of $12.8 million for fiscal 2008. After subtracting the dividends paid on the preferred stock issued in December 2008, the net loss applicable to our common stockholders in fiscal 2009 was $10.4 million, representing a decline of $23.2 million from fiscal 2008. The net loss in fiscal 2009 was primarily due to writedowns of $28.1 million on trust preferred securities, preferred stocks and other securities held in our investment portfolio. See Notes B and J of Notes to Consolidated Financial Statements.

There are increased risks involved with commercial real estate, commercial business and consumer lending activities.

Our lending activities include loans secured by commercial real estate and commercial business and consumer loans. We have increased our emphasis on originating commercial business and consumer loans in recent years, as well as commercial real estate loans to a lesser extent. We originated $104.5 million of these loans in fiscal 2009, representing 62.2% of total loan originations in fiscal 2009. In fiscal 2008, we originated $132.7 million of these loans, representing 69.6% of total loan originations and 47.7% of total originations and loan purchases in fiscal 2008. Commercial real estate, commercial business and consumer loans represent 30.7% of our loan portfolio at June 30, 2009. Commercial real estate, commercial business and consumer loans are generally considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved with commercial real estate and commercial business loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At June 30, 2009, the outstanding balances of our largest single commercial real estate loan and commercial business loan were $6.8 million and $1.7 million, respectively. While we have not had significant charge-offs of commercial real estate loans and commercial business loans in recent years, if one of these large loans were to become non-performing, it could have a significant impact on our results of operations. Consumer loans also involve greater risks than single-family residential loans, as it may be more difficult to recover collateral on those loans that are secured with higher loans to value and certain consumer loans are unsecured. In addition, the recent increases in the originations of commercial real estate, commercial business and consumer loans mean that our portfolio of these loans is significantly weighted with loans which are not well seasoned and are generally perceived to be more susceptible to adverse economic conditions than older loans.

There are increased risks associated with our interest only loans.

At June 30, 2009, our loan portfolio includes $220.7 million of loans that are interest only for the initial years of the loans, representing 11.6% of total assets at that date. The initial interest only years of the loans range from three to ten years. These loans have a higher degree of risk than fully amortizing loans, as the original loan balance does not decline during the interest only period of the loan. The risks associated with these loans are increased if housing prices decline after the loan is originated.

We will be adversely affected if housing prices continue to decline.

A decline in housing prices adversely affects us in several ways. First, we generally limit the loan-to-value ratio to 80% on newly originated residential first lien mortgage loans. A decline in housing prices after the loan is originated results in an increase in the loan-to-value ratio, which increases the risks associated with such loans. Second, borrowers who experience a decline in the market value of their house, particularly a decline below their outstanding mortgage balance, may be more likely to be delinquent in their loan payments and to experience a foreclosure on their mortgage. Third, a decline in housing prices generally leads to higher foreclosure rates, and the value of the properties we receive may be less than the outstanding mortgage balance. At June 30, 2009, we held $726.3 million of single family residential mortgage loans, representing 38.1% of our total assets. Fourth, the value of the mortgage-backed securities held by us, which are secured by residential properties, may continue to decline. At June 30, 2009, we held $241.1 million of mortgage-backed securities, representing 12.6% of our total assets. Fifth, our consumer loan portfolio includes a limited amount ($6.7 million) of outstanding home equity lines of credit in excess of 90% of collateral value at a competitive introductory rate, and the risks associated with these loans will increase if housing prices continue to decline. Sixth, a decline in housing prices is likely to lead to increased provisions for loan losses, which would adversely affect our net income.

Our allowance for loans losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio, which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic slowdown, the increased number of foreclosures and lower real estate values, one of the most pressing current issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. Many banks and other lenders are reporting significantly higher provisions to their allowance for loan losses, which are materially impacting their earnings. In the event that we have to increase our allowance for loan losses, it would have an adverse effect on our results in future periods. At June 30, 2009, our allowance for loan losses amounted to $18.0 million, while our total loan portfolio was $1.1 billion at such date.

Our business is geographically concentrated in the greater Pittsburgh and tri state area, which makes us vulnerable to downturns in the local economy.

The majority of our loans are to individuals and businesses located generally in the greater Pittsburgh and tri state area, consisting of southwestern Pennsylvania, eastern Ohio and northern West Virginia. Regional economic conditions affect the demand for our products and services as well as the ability of our customers to repay loans. While economic conditions in our primary market area have been relatively good in recent periods compared to many areas of the country, the concentration of our business operations makes us vulnerable to downturns in the local economy. Declines in local real estate values could adversely affect the value of property used as collateral for the loans we make.

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

At June 30, 2009, the amortized cost or carrying value of our investment securities held to maturity was $504.0 million, or 26.4% of our total assets. At such date, the fair value of such securities was $438.7 million. Because the declines in the fair value of individual held-to-maturity securities are currently deemed to be temporary, the investment securities have not been written down to their fair value. The investment securities at June 30, 2009 include pooled and single issuer trust-preferred securities with an aggregate amortized cost of $77.7 million and an aggregate fair value of $40.9 million. As disclosed in Note B of Notes to Consolidated Financial Statements, we are closely monitoring our investments in trust preferred securities in light of price volatility and deferred payments. In addition, our non-agency CMOs had an amortized cost of $176.1 million and a fair value of $145.5 million at June 30, 2009. Continued interest deferrals, defaults and/or price declines could result in a write-down of one or more of the trust preferred investments or other investment securities that have a fair value below amortized cost.

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

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. As of June 30, 2009, we were the 12th largest institution, in terms of assets, with a significant presence in western Pennsylvania. We are significantly smaller than the ten largest depository institutions operating in western Pennsylvania, which had more than 86% of the total deposits in the greater Pittsburgh metropolitan area at June 30, 2008. The financial resources of these larger competitors may permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. Certain of our competitors are larger financial institutions with substantially greater resources, more advanced technological capabilities, higher lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Parkvale presently conducts business from its main office building and 47 branch offices located in the tri-state area. Parkvale owns the building and land for 25 offices and leases the remaining 23 offices. Such leases expire through 2041. PMC leases one facility in Ohio for a loan origination center. At June 30, 2009, land, building and equipment had a net book value of $18.1 million.

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

None

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Shareholders Matters.

The Annual Meeting of Shareholders will be held at 10:00 a.m., Thursday, October 22, 2009, at the Parkvale Bank Building, 4220 William Penn Highway, Monroeville, Pennsylvania 15146.

(a) Parkvale’s Common Stock is traded on the NASDAQ Global Select Market System under the symbol “PVSA.” Prices shown below are based on the prices reported by the NASDAQ system.

For the Quarter Ended	High	Low	Dividends

June 2009	$11.75	$8.73	$0.05
March 2009	13.20	8.05	0.22
December 2008	20.00	10.54	0.22
September 2008	24.60	16.00	0.22
June 2008	28.24	23.33	0.22
March 2008	28.93	24.66	0.22
December 2007	30.00	26.00	0.22
September 2007	30.50	26.50	0.22

There were 5,427,695 shares of Common Stock outstanding as of August 24, 2009, the Voting Record Date, which shares were held as of such date by approximately 330 holders of record.

Additional information required by Item 5 with respect to securities authorized for issuance under equity plans is set forth in Part III, Item 12 of this report.

Transfer Agent
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
Toll free phone: 1 (800) 368-5948
Fax: (908) 497-2312
Website: www.rtco.com

INFORMATION REQUESTS

A copy of the 2009 Annual Report on Form 10-K of Parkvale Financial Corporation filed with the Securities and Exchange Commission, and a list of exhibits thereto, will be furnished to shareholders without charge upon written request to the Treasurer of the Corporation at its Headquarters Office, 4220 William Penn Highway, Monroeville, PA 15146. The telephone number is (412) 373-7200. Parkvale’s website is http://www.parkvale.com.

(b) None.

(c) During the year ended June 30, 2009, Parkvale purchased 55,000 shares at an average price per share of $13.05.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

			Total Number of
			Shares Purchased as Part of	Maximum Number of Shares
	Total Number	Average	Publicly	that may yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or Programs
Period	Purchased	Per Share	or Programs	(1)

April 1-30, 2009	—	—	—	219,000
May 1-31, 2009	—	—	—	219,000
June 1-30, 2009	—	—	—	219,000

(1)	The repurchase program approved on June 21, 2008 expired on June 30, 2009.

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

	Period Ending
Index	06/30/04	06/30/05	06/30/06	06/30/07	06/30/08	06/30/09
Parkvale Financial Corporation	100.00	106.92	117.67	122.76	100.80	40.63

NASDAQ Composite	100.00	100.45	106.07	127.12	111.97	89.61

NASDAQ Financial	100.00	107.46	112.66	121.43	87.06	69.12

S&P 500	100.00	106.32	115.50	139.28	121.01	89.28

Item 6.	Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(Dollar amounts in thousands except per share data)

Balance Sheet Data at June 30:	2009	2008	2007	2006	2005

Total assets	$1,907,106	$1,851,392	$1,844,231	$1,858,715	$1,875,844
Loans	1,108,936	1,201,665	1,234,397	1,217,328	1,198,070
Investment securities	527,534	444,375	379,943	425,183	485,102
Deposits	1,511,248	1,493,685	1,469,084	1,451,764	1,478,335
FHLB advances and other debt	207,463	213,395	224,764	239,413	240,257
Shareholders’ equity	150,760	131,631	129,670	122,704	112,971
Book value per share	21.92	24.01	23.10	21.64	20.09

Operating Data For the Year Ended June 30:	2009	2008	2007	2006	2005

Total interest income	$90,483	$97,882	$97,260	$89,575	$77,522
Total interest expense	48,846	57,978	58,871	50,977	42,765

Net interest income	41,637	39,904	38,389	38,598	34,757
Provision for loan losses	6,754	2,331	828	736	229

Net interest income after provision for loan losses	34,883	37,573	37,561	37,862	34,528
Noninterest income	(17,701)	8,452	10,358	9,415	8,176
Noninterest expenses	29,420	28,623	28,039	27,640	25,597

Income (loss) before taxes	(12,238)	17,402	19,880	19,637	17,107
Income tax expense (benefit)	(2,696)	4,599	6,455	6,325	5,440

Net income (loss)	($9,542)	$12,803	$13,425	$13,312	$11,667

Preferred Stock Dividend	829	—	—	—	—

Income (loss) to common shareholders	($10,371)	$12,803	$13,425	$13,312	$11,667

Net income (loss) per diluted common share	($1.90)	$2.31	$2.34	$2.33	$2.06

Other Selected Data (Statistical Profile):

Year Ended June 30:	2009	2008	2007	2006	2005

Average yield earned on all interest-earning assets	5.13%	5.66%	5.55%	5.11%	4.64%
Average rate paid on interest-bearing liabilities	2.84	3.42	3.44	2.96	2.62
Average interest rate spread	2.29	2.24	2.11	2.15	2.02
Net yield on average interest-earning assets	2.36	2.31	2.19	2.20	2.08
Other expenses to average assets	1.57	1.56	1.51	1.49	1.46
Efficiency ratio without writedown of securities	122.91	59.19	57.52	57.57	59.62
Return on average assets	(0.51)	0.70	0.73	0.72	0.67
Dividend payout ratio	(37.32)	38.12	34.19	34.33	38.83
Return on average equity	(6.42)	9.73	10.54	11.26	10.70
Average equity to average total assets	7.91	7.15	6.88	6.38	6.23

At June 30:	2009	2008	2007	2006	2005

One year gap to total assets	9.46%	2.07%	1.67%	(3.52%)	3.77%
Intangibles to total equity	19.51	23.04	24.09	26.21	29.32
Shareholders’ equity to assets ratio	7.91	7.11	7.03	6.60	6.02
Ratio of nonperforming assets to total assets	1.76	0.85	0.34	0.25	0.47
Nonperforming assets	$33,641	$15,808	$6,196	$4,564	$8,815
Allowance for loan losses as a% of gross loans	1.60%	1.25%	1.14%	1.21%	1.25%
Number of full-service offices	48	48	47	47	46

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion is to summarize the financial condition and results of operations of Parkvale Financial Corporation (“PFC”) and provide other information which is not readily apparent from the consolidated financial statements included in this report. Reference should be made to those statements, the notes thereto and the selected financial data presented elsewhere in this report for a complete understanding of the following discussion and analysis.

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

THE BANK

General

The Bank conducts business in the greater Tri-State area through 48 full-service offices using the trade name Parkvale Bank with 41 offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties of Pennsylvania, two branches in West Virginia and five branches in Ohio. With total assets of $1.9 billion at June 30, 2009, Parkvale was the tenth largest financial institution headquartered in the Pittsburgh metropolitan area and twelfth largest financial institution with a significant presence in Western Pennsylvania.

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

Lower housing demand in Parkvale’s primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions in the secondary market. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale did not purchase loans during fiscal 2009 as a result of uncertainties related to the secondary mortgage market.

Financial Condition

Parkvale’s average interest-earning assets increased $34.0 million or 2% for the year ended June 30, 2009 over fiscal year 2008. The overall increase in average total assets is primarily related to the proceeds received from $25.0 million of term debt and to $31.8 million of proceeds from the sale of preferred stock pursuant to the Capital Purchase Program, offset somewhat by repayment of $5 million of FHLB advances. Average balances decreased by $41.0 million in loans and by $22.1 of federal funds sold, while average investments increased by $97.1 million. Average liabilities rose $8.4 million in fiscal year 2009.

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

Interest rate sensitivity gap analysis provides one indicator of potential interest rate risk by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. The gap ratio is defined as rate-sensitive assets minus rate-sensitive liabilities for a given time period divided by total assets. Parkvale continually monitors gap ratios, and within the IRR framework and in conjunction with net interest income simulations, implements actions to reduce exposure to fluctuating interest rates. Such actions have included maintaining high liquidity, increasing the repricing frequency of the loan portfolio, purchasing adjustable-rate investment securities and lengthening the overall maturities of interest-bearing liabilities. Management believes these ongoing actions minimize Parkvale’s vulnerability to fluctuations in interest rates. The one-year gap ratio increased from 2.07% at June 30, 2008 to 9.46% as of June 30, 2009, the three-year gap ratio went from -0.92% at June 30, 2008 to 1.49% at June 30, 2009 and the five-year gap ratio was 8.54% at June 30, 2008 versus 9.14% at June 30, 2009. The increase in the asset sensitivity in the one-year GAP ratio is due to an increase in federal funds sold, investments and ARM loans scheduled to reprice or mature within one-year.

Gap indicators of IRR are not necessarily consistent with IRR simulation estimates. Parkvale utilizes net interest income simulation estimates under various assumed interest rate environments to more fully capture the details of IRR. Assumptions included in the simulation process include measurement over a probable range of potential interest rate changes, prepayment speeds on amortizing financial instruments, other imbedded options, loan and deposit volumes and rates, non-maturity deposit assumptions and management’s capital requirements. The estimated impact on projected net interest income in fiscal 2010 assuming an immediate parallel and instantaneous shift in current interest rates, would result in the following percentage changes over fiscal 2009 net interest income: +100 basis points (“bp”), +0.9%; +200 bp, +0.1%; -100 bp, +0.9%; -200 bp, -8.0%. This compares to projected net interest income for fiscal 2009 made at June 30, 2008 of: +100 bp, +13.1%; +200 bp, +7.4%; -100 bp, +13.8%; -200 bp, +5.1%. The fluctuation in projected net interest income between fiscal 2010 and 2009 is reflective of lower yields on shorter-term liquid assets as federal funds are at 0.25% and the higher level of non-earning assets.

Interest-Sensitivity Analysis.  The following table reflects the maturity and repricing characteristics of Parkvale’s assets and liabilities at June 30, 2009 (Dollars in thousands):

Interest Sensitive Assets	<3 Months	4-12 Months	1-5 Years	5+Years	Total

ARM and other variable rate loans	$205,036	$261,426	$188,372	$14,061	$668,895
Other fixed rate loans, net(1)	12,123	36,486	177,150	231,232	456,991
Variable rate mortgage-backed securities and CMO’s	32,214	79,453	111,377	5,949	228,993
Fixed rate mortgage-backed securities and CMO’s(1)	183	1,069	801	10,012	12,065
Investments and Federal funds sold	283,844	41,442	80,543	26,932	432,761
Equities, primarily FHLB	72	4,792	13,875	4,766	23,505

Total interest-sensitive assets	$533,472	$424,668	$572,118	$292,952	$1,823,210

Ratio of interest-sensitive assets to total assets	28.0%	22.3%	30.0%	15.4%	95.6%

Interest-sensitive liabilities
Passbook deposits and club accounts(2)	$9,075	$30,925	$36,313	$127,443	$203,756
Checking accounts(3)	25,024	18,379	36,760	201,347	281,510
Money market deposit accounts	48,701	44,000	44,000	—	136,701
Certificates of deposit	183,921	391,486	263,567	39,459	878,433
FHLB advances and other borrowings	26,196	—	197,582	40,447	264,225

Total interest-sensitive liabilities	$292,917	$484,790	$578,222	$408,696	$1,764,625

Ratio of interest-sensitive liabilities to total liabilities and equity	15.4%	25.4%	30.3%	21.4%	92.5%

Ratio of interest-sensitive assets to interest-sensitive liabilities	182.1%	87.6%	98.9%	71.7%	103.3%

Periodic Gap to total assets	12.6%	(3.2%)	(0.3%)	(6.1%)	3.1%

Cumulative Gap to total assets	12.6%	9.5%	9.1%	3.1%

(1)	Includes total repayments and prepayments at an assumed rate of 15% per annum for fixed-rate mortgage loans and mortgage-backed securities, with the amounts for other loans based on the estimated remaining loan maturity by loan type.

(2)	Based on historical data, assumes passbook deposits are rate sensitive at the rate of 18.1% per annum, compared with 16.3% for fiscal 2008.

(3)	Includes investment checking accounts, which are assumed to be immediately rate sensitive, with remaining interest-bearing checking accounts assumed to be rate sensitive at 10% in the first year and 5% per annum thereafter. Noninterest checking accounts are considered core deposits and are included in the 5+ years category.

Asset Management.  A primary goal of Parkvale’s asset management is to maintain a high level of liquid assets. Parkvale defines the following as liquid assets: cash, federal funds sold, certain corporate debt maturing in less than one year, U.S. Government and agency obligations maturing in less than one year and short-term bank deposits. The average daily liquidity was 28.9% for the quarter ended June 30, 2009. During fiscal 2009, in addition to maintaining high liquidity, Parkvale’s investment strategy was to purchase primarily lower risk investment grade securities rated AA or higher to enhance yields and reduce the risk associated with rate volatility.

Parkvale’s lending strategy has been designed to shorten the average maturity of its assets and increase the rate sensitivity of the loan portfolio. In fiscal 2009, 2008 and 2007, 48.3%, 66.4% and 72.3%, respectively, of mortgage loans originated or purchased were adjustable-rate loans. Parkvale has continually emphasized the origination and purchase of ARM loans. ARMs totaled $577.0 million or 65.2% of total mortgage loans at June 30, 2009 versus $657.5 million or 67.9% of total mortgage loans at June 30, 2008. In prior years, to supplement local mortgage originations, Parkvale purchased loans aggregating $87.7 million and $142.9 million in fiscal 2008 and 2007, respectively, from mortgage bankers and other financial institutions. The loan packages purchased were predominately 3/1 and 5/1 residential ARMs. All of the fiscal 2008 and 2007 purchases were residential ARMs. The loans purchased from others are reviewed for underwriting standards that include appraisals, creditworthiness and acceptable ratios of loan to value and debt to income calculated at fully indexed rates. The practice of purchasing loans or ARM securities in the secondary market was temporarily discontinued in fiscal 2009 due to the lack of acceptable product availability. At June 30, 2009, Parkvale had commitments to originate mortgage loans totaling $2.6 million and commercial loans of $3.2 million. Commitments to fund construction loans in process at June 30, 2009 were $10.4 million, which were funded from current liquidity.

Parkvale continues to focus on its consumer loan portfolio through new originations. Home equity lines of credit are granted up to 90% of collateral value at competitive rates. In general, these loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans. At June 30, 2009 and 2008, consumer loans were $185.8 million and $176.9 million which represented a 5.0% increase and a 2.0% increase over the balances at June 30, 2008 and 2007, respectively, with fixed-rate second mortgage loans totaling $89.7 million, $100.8 million and $98.7 million of the total outstanding balances at June 30, 2009, 2008 and 2007, respectively.

Investments in mortgage-backed securities and other securities, such as U.S. Government and agency obligations and corporate debt, are primarily purchased to enhance Parkvale’s liquidity position and to diversify asset concentration. During fiscal 2009, Parkvale purchased an aggregate of $277.8 million of investment securities classified as held to maturity, compared to $361.7 million of such purchases in fiscal 2008 and $134.8 million in fiscal 2007. The fiscal 2009 purchases consist of $198.8 million of government agency securities, $29.8 million of CMOs with AAA ratings, $32.7 million of short-term corporate notes and $16.6 million of municipal securities. All of the 2009 purchases were either adjustable or expected to be shorter term due to step up features. Of the amount purchased in fiscal 2008, $283.0 million had adjustable interest rates. At June 30, 2009, the combined weighted average yield on adjustable corporate securities, agency and collateralized mortgage obligations was 4.01%. If the interest rate indices were to fall further, net interest income may decrease if the yield, after discount amortization, on these securities, as well as other liquid assets and ARM loans were to fall faster than liabilities would reprice. All debt securities are classified as held to maturity and are not available for sale or held for trading.

Liability Management.  Deposits are priced according to management’s asset/liability objectives; alternate funding sources and competitive factors. Certificates of deposits maturing after one year as a percent of total deposits were 20.1% at June 30, 2009 and 21.2% at June 30, 2008. The reduced percentage of longer-term certificates is reflective of consumer preference for shorter-terms. Over the past 5 years, Parkvale has made a concentrated effort to increase low cost deposits by attracting new checking customers to our community branch offices. During fiscal 2009, checking accounts increased by 2.1% compared to a 10.0% increase during fiscal 2008. Parkvale’s primary sources of funds are deposits received through its branch network, and advances from the Federal Home Loan Bank (“FHLB”). FHLB advances can be used on a short-term basis for liquidity purposes or on a long-term basis to support lending activities.

Contractual Obligations

Information concerning our future contractual obligations by payment due dates at June 30, 2009 is summarized as follows. Contractual obligations for deposit accounts do not include accrued interest. Payments for deposits other than time, which consist of non-interest bearing deposits and money market, NOW and savings accounts, are based on our historical experience, judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

	Due < One Year	1-3 Years	3-5 Years	5+ Years	Total
	(Dollars in thousands)

Deposits other than time	$176,104	$98,693	$18,380	$328,790	$621,967
Time deposits	575,408	197,045	66,521	39,459	878,433
Advances from FHLB	—	65,386	20,242	100,574	186,202
Term Debt	1,250	5,000	18.750	—	25,000
Operating leases	1,137	1,617	1,082	2,594	6,430

Total	$753,899	$367,741	$156,737	$471,417	$1,749,764

Concentration of Credit Risk

Financial institutions, such as Parkvale, generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility of loss is known as credit risk.

Credit risk is increased when lending and investing activities concentrate a financial institution’s earning assets in a way that exposes the institution to a material loss from any single occurrence or group of related occurrences. Diversifying loans and investments to prevent concentrations of risks is one manner a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include, but not be limited to, geographic concentrations, loans or investments of a single type, multiple loans to a single borrower, loans made to a single type of industry and loans of an imprudent size relative to the total capitalization of the institution. For loans originated, Parkvale has taken steps to reduce exposure to credit risk by emphasizing lower risk single-family mortgage loans, which comprise 64.6% of the gross loan portfolio as of June 30, 2009. The next largest component of the loan portfolio is consumer loans at 16.5%, which generally consists of lower balance second mortgages and home equity loans originated in the greater Pittsburgh area and Ohio Valley region and an auto loan portfolio.

Nonperforming Loans and Foreclosed Real Estate

Nonperforming loans and foreclosed real estate (“REO”) consisted of the following at June 30:

	2009	2008	2007	2006	2005
	(Dollars in thousands)

Nonaccrual Loans:
Mortgage	$21,046	$6,004	$2,746	$1,700	$3,535
Consumer	623	582	416	567	776
Commercial	6,266	5,943	1,177	1,321	2,850

Total nonaccrual loans	27,935	12,529	4,339	3,588	7,161
Total foreclosed real estate, net	5,706	3,279	1,857	976	1,654

Total amount of nonaccrual loans and foreclosed real estate	$33,641	$15,808	$6,196	$4,564	$8,815

Total nonaccrual loans as a % of total loans	2.48%	1.02%	0.35%	0.29%	0.59%
Total nonaccrual loans and foreclosed real estate as a percent of total assets	1.76%	0.85%	0.34%	0.25%	0.47%

A weak national economy and to a lesser extent local housing sector and credit markets have contributed towards an increased level of non-performing assets. Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned in the aggregate represented 1.76%, 0.85% and 0.34% of total assets at June 30, 2009, 2008 and 2007 respectively. Such non-performing assets at June 30, 2009 have increased to $33.6 million from $15.8 million at June 30, 2008, which includes $27.9 million of non-accrual loans.

As of June 30, 2009, single-family mortgage loans delinquent 90 days or more include 54 loans aggregating $18.0 million purchased from others and serviced by national service providers with a cost basis ranging from $29,000 to $1.0 million and 43 loans aggregating $3.1 million in Parkvale’s retail market area. Management believes that these delinquent single-family mortgage loans are adequately collateralized with the exception of 30 loans with a remaining net book value of $19.1 million, which have the necessary related allowances for losses provided. Loans 180 days or more delinquent are individually evaluated for collateral values in accordance with banking regulations with specific reserves recorded as appropriate.

Commercial loans delinquent 90 days or more of $6.3 million at June 30, 2009 include two unrelated relationships with loans to automobile dealers aggregating $3.7 million secured by real estate and vehicles that are in the process of collection. Both of these dealers sold automobiles and failed to remit the proceeds on a timely basis as slow sales in late 2008 contributed to their financial difficulties. A Beaver County, Pennsylvania home developer has aggregate debt of $1.2 million on multiple single-family units; town homes, developed lots and raw land on multiple sites that are in an orderly liquidation process with a consent for deeds in lieu of foreclosure in the event sale efforts fail. Six units in a condominium complex valued at $833,000 were acquired at sheriff sale on August 10, 2009 with unrelated second lien holders divested at sale. Parkvale believes it is well collateralized and/or reserved on the loans and properties securing this relationship. A multi-family apartment building loan with a balance of $684,000 is more than 90 days past due and the borrower has declared bankruptcy in response to collection efforts that may result in foreclosure; management believes this facility is well collateralized. Impaired loans include a commercial real estate loan of $247,000, which is in process of refinancing outside of Parkvale to which the necessary related allowance for losses have been provided.

Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that has not been recognized in interest income was $825,000 for fiscal 2009, $426,000 for fiscal 2008 and $193,000 for fiscal 2007. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans, which are 90 days or more contractually past due.

In addition, loans totaling $1.1 million were classified as special mention and $3.5 million were classified as substandard for regulatory purposes at June 30, 2009. The special mention loans consist of $1.0 million of commercial loans and $58,000 of commercial real estate loans. The substandard loans include loans that recently have been modified or refinanced and are being monitored to assess if new payment terms are followed by the borrowers. These loans, while current or less than 90 days past due, have previously exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.

Loans that are 30 to 89 days past due at June 30, 2009 aggregated $21.8 million, including $18.3 million of single-family loans, compared to $9.8 million at June 30, 2008 and $8.1 million at June 30, 2007.

Foreclosed real estate was $5.7 million at June 30, 2009 compared to $3.3 million at June 30, 2008. The 2009 real estate owned includes $5.1 million in 31 single-family dwellings, with the highest single property valued at $714,000 that is not able to be sold due to the inability to evict the former owner to permit marketing efforts. Another 10 units are in a golf course community with slow sales to date with an average property value of $213,000. The properties are valued at the lower of cost or market less estimated selling and holding costs with reserves established when deemed necessary.

Allowance for Loan Losses

The allowance for loan loss was $18.0 million at June 30, 2009 and $15.2 million at June 30, 2008 or 1.60% and 1.25% of gross loans at June 30, 2009 and June 30, 2008, respectively. The allowance increased during fiscal 2009 commensurate with the increase of non-performing loans. Management determines the adequacy of the allowance for loan loss after a thorough evaluation of individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The loan portfolio is monitored by management on a regular basis for potential risks to detect potential credit deterioration in the early stages. Management then establishes reserves in the allowance for loan loss based upon evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses.

The following table sets forth the allowance for loan loss allocation at June 30:

	2009		2008		2007		2006		2005
	(Dollars in thousands)

General Allowances Residential 1-4 mortgages	$4,769	26.6%	$3,788	24.8%	$2,716	19.1%	$2,855	19.2%	$2,732	18.0%
Commercial & multi-family mortgage	4,393	24.5%	4,739	31.1%	3,964	27.9%	3,802	25.5%	3,952	26.0%
Consumer Loans	3,193	17.8%	3,510	23.0%	4,154	29.3%	4,568	30.6%	4,794	31.6%
Commercial Loans	3,038	16.9%	2,741	18.0%	2,848	20.1%	3,368	22.6%	3,386	22.3%

Total General	15,393	85.8%	14,778	96.9%	13,682	96.4%	14,593	97.9%	14,864	97.9%

Specific Allowances Residential 1-4 mortgage	1,697	9.4%	105	0.7%	31	0.2%	32	0.2%	93	0.6%
Consumer	324	1.8%	288	1.9%	426	3.0%	256	1.7%	213	1.4%
Commercial	546	3.0%	78	0.5%	50	0.4%	26	0.2%	18	0.1%

Total Specific	2,567	14.2%	471	3.1%	507	3.6%	314	2.1%	324	2.1%

Total Allowances for loan losses	$17,960	100.0%	$15,249	100.0%	$14,189	100.0%	$14,907	100.0%	$15,188	100.0%

The allowance on residential 1-4 family loans is $4.8 million or 0.7% of the residential 1-4 family loan portfolio at June 30, 2009, on commercial and multi-family loans the allowance is $4.4 million or 2.7% of the commercial and multi-family loan portfolio, on consumer loans the allowance is $3.2 million or 1.7% of the consumer loan portfolio and on the commercial loan portfolio the allowance is $3.0 million or 6.8%.

Results of Operations

Parkvale Financial Corporation reported a net loss for the fiscal year ended June 30, 2009 of $10.4 million to common shareholders or $1.90 per diluted common share, compared to net income of $12.8 million or $2.31 per diluted share for the fiscal year ended June 30, 2008. The $23.2 million decrease in fiscal 2009 net income reflects increases of $25.5 million of net security impairment writedowns, $4.4 million in the provision for loan losses and $797,000 in non-interest expense, and a decrease of $610,000 in other non-interest income, offset by a decrease of $7.3 million in income tax expense and increases of $1.7 million in net interest income.

Interest Income

Interest income on loans decreased by $5.0 million or 6.9% in fiscal 2009 from fiscal 2008. Average loans outstanding in fiscal 2009 were $1.2 billion, representing a decrease of $41.0 million or 3.4%, partially due to no loan purchases during fiscal 2009 compared to loan purchases amounting to $87.7 million during fiscal 2008. Single-family residential loans declined by $101.9 million or 12.3% from June 30, 2008 to June 30, 2009, and multi-family residential loans increased by $4.5 million or 15.1% over the same period. The lower interest income also reflected a lower average loan yield, which was 5.94% in fiscal 2008 and 5.72% in fiscal 2009 due to the lower market rates prevailing during most of fiscal 2009. Interest income on loans decreased by $333,000 or 0.5% from fiscal 2008 to 2007. The average yield on loans increased from 5.87% in fiscal 2007 to 5.94% in fiscal 2008.

Interest income on investments increased $1.2 million or 5.3% in fiscal 2009. This was the result of an increase in the average balance of $97.1 million or 23.7% to $507.0 million, offset by a decrease in the average yield on investments to 4.57% in fiscal 2009 from 5.36% in fiscal 2008. The lower yield in fiscal 2009 reflects the lower rates earned on shorter-term agency investments. The higher yield in fiscal 2008 is reflective of an increase in average corporate debt securities to $105.5 million and the maturity or call of lower yielding agency securities. During fiscal 2008, there was a shift in the investment portfolio from lower yielding U.S. Government and agency obligations to higher yielding trust preferred securities and AAA rated collateralized mortgage obligations. During fiscal 2009, more investments were made in U.S. Government and agency obligations. During fiscal 2009, Parkvale purchased an aggregate of $277.8 million of investment securities classified as held to maturity, compared to $361.7 million of such purchases in fiscal 2008 and $134.8 million in fiscal 2007. The fiscal 2009 purchases consist of $198.8 million of government agency securities, $29.8 million of CMOs, $32.7 million of short-term corporate notes and $16.6 million of municipal securities. Parkvale purchased an aggregate of $361.7 million of investment securities classified as held to maturity during fiscal 2008 with an average yield of 5.97%, compared to $134.8 million of such purchases in fiscal 2007 with an average yield of 6.04%. The purchases in fiscal 2008 included $50.1 million of trust preferred securities with an initial yield of 7.45% and $190.6 million of AAA rated collateralized mortgage obligations with a yield of 6.00%. Interest income on investments increased by $3.0 million or 15.6% from fiscal 2007 to 2008. This was the result of the average yield on investments increasing to 5.36% in fiscal 2008 from 4.66% in fiscal 2007 and by a $1.9 million or 0.7% increase in the average balance. Due to the illiquidity and uncertainty affecting these markets, Parkvale does not anticipate purchasing additional trust preferred securities or non-agency CMOs in the immediate future.

Interest income on federal funds sold decreased $3.6 million or 84.0% from fiscal 2008 to 2009. The decrease was attributable primarily to a decrease in the average yield from 3.75% in fiscal 2008 to 0.74% in fiscal 2009, coupled with a decrease in the average federal funds sold balance from $114.8 million in fiscal 2008 to $88.0 million in fiscal 2009. The average balance of federal funds sold decreased from $118.6 million in fiscal 2007 to $114.8 million in fiscal 2008, with interest income decreasing $2.0 million from fiscal 2007 to 2008. The average yield decreased from 5.33% in fiscal 2007 to 3.75% in fiscal 2008.

Interest Expense

Interest expense on deposits decreased $8.2 million or 17.6% from fiscal 2008 to fiscal 2009. The average deposit balance increased $31.6 million or 2.2% in fiscal 2009 and the average cost decreased from 3.19% in fiscal 2008 to 2.57% in fiscal 2009. The lower rates paid in fiscal 2009 were reflective of lower prevailing market rates on transaction accounts and certificate accounts, which only increased by $1.2 million or 0.1% from fiscal 2008 to fiscal 2009. Interest expense on deposits increased $1.7 million or 3.7% between fiscal 2007 and 2008. The average cost increased from 3.11% in fiscal 2007 to 3.19% in fiscal 2008, and the average deposit balance increased by $16.1 million or 1.1% from fiscal 2007 to 2008. The average balance of certificate accounts increased by $20.8 million or 2.4% from fiscal 2007 to fiscal 2008, and the average rate on such accounts increased by five basis points in fiscal 2008. Interest costs increased in fiscal 2008 as maturing time deposits repriced at higher rates due to competition offering a variety of specials to attract funds.

Interest expense on borrowed money decreased by $576,000 or 5.3% in fiscal 2009. This was due to a decrease of $8.2 million in the average balance due to the maturity of FHLB advances. The average cost of borrowings was 4.88% in fiscal 2008 and 4.68% in fiscal 2009. Interest expense on trust preferred borrowings decreased $317,000 or 100.0% for fiscal 2009. The average balance decreased $9.0 million and the average cost decreased from 9.10% in fiscal 2008 to 0% in fiscal 2009. The lower average balance is attributable to the early prepayment of the remaining $7.2 million of trust preferred securities in December 2007. On December 30, 2008, we borrowed $25.0 million pursuant to a term loan which matures on December 31, 2013. The interest rate on the term loan is equal to LIBOR plus 325 basis points, and the interest rate was 4.94% at June 30, 2009. We expect our interest expense on borrowed money to increase in fiscal 2010 as a result of this loan, which is secured by the common stock of the Bank held by PFC. In fiscal 2008, interest expense on borrowed money decreased by $524,000 or 4.6%, primarily due to a $6.2 million or 2.7% decrease in average borrowings. The overall average cost of borrowings increased from 4.87% in fiscal 2007 to 4.88% in fiscal 2008. Interest expense on trust preferred borrowings decreased $2.0 million or 86.5% for fiscal 2008, primarily due to the early prepayment of $25.0 million of trust preferred securities in March 2007.

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

	Year Ended June 30
	2009 vs. 2008				2008 vs. 2007
			Rate/				Rate/
	Rate	Volume	Volume	Total	Rate	Volume	Volume	Total
			(Dollars in thousands)

Interest-earning assets
Loans	$(2,651)	$(2,433)	$131	$(4,953)	$857	$(1,149)	$(41)	$(333)
Investments	(3,238)	5,207	(796)	1,173	2,856	88	24	2,968
Federal funds sold	(3,455)	(830)	666	(3,619)	(1,874)	(204)	65	(2,013)

Total	(9,344)	1,944	1	(7,399)	1,839	(1,265)	48	622
Interest-bearing liabilities
Deposits	(9,052)	1,007	(194)	(8,239)	1,124	501	45	1,670
FHLB advances and debt	(438)	(134)	(4)	(576)	12	(533)	(3)	(524)
Trust preferred securities	(317)	(317)	317	(317)	(26)	(2,035)	22	(2,039)

Total	(9,807)	556	119	(9,132)	1,110	(2,067)	64	(893)
Net change in net interest income (expense)	$463	$1,388	$(118)	$1,733	$729	$802	$(16)	$1,515

The following table sets forth the average yields earned on Parkvale’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting average interest rate spreads, the net yield on interest-earning assets and the weighted average yields and rates at June 30, 2009:

	Year Ended June 30,			At June 30,
	2009	2008	2007	2009

Average yields on(1)
Loans	5.72%	5.94%	5.87%	4.60%
Investments(2)	4.57%	5.36%	4.66%	3.75%
Federal funds sold	0.74%	3.75%	5.33%	0.25%

All interest-earning assets	5.13%	5.66%	5.55%	4.60%

Average rates paid on(1)
Deposits	2.57%	3.19%	3.11%	2.17%
FHLB advances and other borrowings	4.68%	4.88%	4.87%	4.68%
Trust preferred securities	0.00%	9.10%	9.20%	0.00%

All interest-bearing liabilities	2.84%	3.42%	3.44%	2.49%

Average interest rate spread	2.29%	2.24%	2.11%	2.11%

Net yield on interest-earning assets(3)	2.36%	2.31%	2.19%

(1)	Average yields and rates are calculated by dividing the interest income or expense for the period by the average daily balance for the year. The weighted averages at June 30, 2009 are based on the weighted average contractual interest rates. Nonaccrual loans are excluded in the average yield and balance calculations.

(2)	Includes held-to-maturity and available-for-sale investments, including mortgage-backed securities and interest-bearing deposits.

(3)	Net interest income on a tax equivalent basis divided by average interest-earning assets.

The following table presents the average balances of each category of interest-earning assets and interest-bearing liabilities for the periods indicated.

	Year Ended June 30
	2009	2008	2007
	(Dollars in thousands)

Interest-earning assets
Loans	$1,164,206	$1,205,165	$1,224,731
Investments	506,996	409,856	407,959
Federal funds sold	92,633	114,770	118,602

Total interest-earning assets	1,763,835	1,729,791	1,751,292

Noninterest-earning assets	113,387	109,878	100,203

Total assets	1,877,222	$1,839,669	$1,851,495
Interest-bearing liabilities
Deposits	$1,497,467	$1,465,883	$1,449,764
FHLB advances and other borrowings	221,619	224,376	235,321
Trust preferred securities	—	3,484	25,603

Total interest-bearing liabilities	1,719,086	1,693,743	1,710,688

Noninterest-bearing liabilities	9,559	14,340	13,385

Total Liabilities	1,728,645	1,708,083	1,724,073
Shareholders equity	148,577	131,586	127,422
Total liabilities and equity	$1,877,222	$1,839,669	$1,851,495

Net interest-earning assets	$44,749	$36,048	$40,604

Interest-earning assets as a% of interest-bearing liabilities	102.6%	102.1%	102.4%

An excess of interest-earning assets over interest-bearing liabilities enhances a positive interest rate spread.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and federal funds sold and interest paid for deposits and borrowings. A positive interest rate spread is enhanced when interest-earning assets in excess of interest-bearing liabilities, which results in increased net interest income.

Net interest income increased $1.7 million or 4.3% from fiscal 2008 to fiscal 2009. The average interest rate spread increased to 2.29% in fiscal 2009 from 2.24% in fiscal 2008, and the average net interest-earning assets increased $8.7 million. In fiscal 2008, net interest income increased $1.5 million or 3.9%. The average interest rate spread increased from 2.11% in fiscal 2007 to 2.24% in fiscal 2008, while average net interest-earning assets decreased $4.6 million between the two years.

At June 30, 2009, the weighted average yield on loans, investments and federal funds sold was 4.60%. The average rate payable on liabilities was 2.17% for deposits, 4.56% for borrowings and 2.49% for combined deposits and borrowings.

Provision for Loan Losses

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses was $6.8 million in fiscal 2009, $2.3 million in fiscal 2008, and $828,000 in fiscal 2007.

The provision increased by $4.4 million or 189.7% in fiscal 2009 compared to fiscal 2008. Aggregate allowances were 1.60% of gross loans as of June 30, 2009 compared to 1.25% at June 30, 2008. Management believes the allowance for loan losses is adequate to cover the amount of probable credit losses in the loan portfolio as of June 30, 2009. Parkvale’s nonperforming assets and allowance for loan losses are discussed earlier in this section. In addition, see “Critical Accounting Policies and Judgments — Allowance for Loan Losses.”

Noninterest Income

Total noninterest income decreased by $26.2 million or 309.4% in fiscal 2009. Fee income derived from deposit accounts decreased $523,000, while other fees and service charges on loan accounts increased $103,000. The net loss on sale and writedown of securities increased by $25.5 million. The fiscal 2009 net loss on writedowns of securities of $28.1 million was partially offset by $186,000 of gains on held for sale mortgage loans. See Note J of Notes to the Consolidated Financial Statements for additional details. The fiscal 2008 net loss on the writedown of securities of $3.2 million was partially offset by $581,000 of gains on miscellaneous securities. Service charges on deposit accounts decreased by $23,000, while other service charges and fees increased by $201,000 between fiscal 2008 and 2007.

Other income decreased by $190,000 or 7.2% in fiscal 2009, and increased $930,000 or 54.5% in fiscal 2008. The cash surrender value of bank owned life insurance increased by $24,000 in fiscal 2009 compared to $1.1 million in fiscal 2008 due primarily to a $10 million investment made in July 2007. Investment service fee income earned by Parkvale Financial Services investment representatives decreased to $921,000 in fiscal 2009 from $1.0 million in fiscal 2008 and was $749,000 in fiscal 2007.

Noninterest Expense

Total noninterest expense increased by $797,000 or 2.8% in fiscal 2009 and by $584,000 or 2.1% in fiscal 2008 over fiscal 2007.

Compensation and employee benefits decreased $507,000 or 3.1% during fiscal 2009 and increased $1.1 million or 7.2% during fiscal 2008 over the respective prior periods. The FAS 123R expense recognized for stock option grants was $89,000 in fiscal 2009 compared to $272,000 in fiscal 2008. Overall compensation expense in 2009 reflects lower accruals for annual bonus awards due to decreased profitability and restrictions related to the preferred stock sold to the Treasury. Compensation and benefits during fiscal 2008 include normal merit pay and benefits increases along with additional staff increases.

Office occupancy expense increased by $59,000 or 1.3% in fiscal 2009 and decreased $246,000 or 5.1% in fiscal 2008 over the respective prior periods. The 2009 increase relates to higher utility rates and repair costs to maintain the main office building. The 2008 decrease is due to lower levels of depreciation, which was partly offset by the costs of opening the Pleasant Hills branch office in November 2007.

Marketing expenses decreased by $116,000 or 20.1% in fiscal 2009 and increased $72,000 or 14.3% in fiscal 2008. The fiscal 2008 increase is attributable to the opening of the Pleasant Hills office in November 2007 and promotions to increase the awareness of newer offices.

Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”). FDIC insurance expense was $1.2 million, $167,000 and $178,000 relating to savings deposit premiums averaging 6.60 basis points during fiscal 2009, 1.16 basis points during fiscal 2008, and 1.25 basis points during fiscal 2007, respectively. The Financing Corporation (“FICO”) assessment had been the total expense through the last three fiscal years ended in 2008 and the FDIC slowly decreased the rate charged on a quarterly basis. The FDIC insurance premium increased for fiscal 2009 by $988,000, primarily due to an emergency assessment of $880,000 on assets at June 30, 2009. This special emergency assessment, which is applicable to all federally insured depository institutions, was deemed necessary by the FDIC to improve the overall capital position of the insurance fund. For fiscal 2010, the premiums are expected to significantly increase by at least $2.1 million annually as a previous credit granted to insured institutions was utilized throughout fiscal 2008 and fiscal 2009 and has now expired. In addition, there may be other special assessments imposed by the FDIC. See “Regulation — Regulation of the Bank — Insurance of Accounts” section in Item 1 of this report.

Other expense increased by $384,000 or 7.7% in fiscal 2009 primarily due to data processing expense related to enhancements to products and services, primarily for image processing of check deposits. The amortization expense of core deposit intangibles was $909,000 in fiscal 2009 and 2008 and $928,000 in fiscal 2007. Other expense increased by $254,000 or 5.3% in fiscal 2008.

Income Taxes

Federal and state income tax expense (benefit) decreased by $7.3 million or 158.6% in fiscal 2009 primarily due to a pre-tax loss in fiscal 2009 and the additional valuation allowance on equity security writedowns of $2.4 million. Federal and state income tax expense decreased by $1.9 million or 28.8% in fiscal 2008 due to a 12.5% decrease in pre-tax income and a decline in the effective tax rate. In each of the last three fiscal years, the effective tax rate has been lower than the statutory rate of 35% as a result of the benefits of certain investments made by the Company and its subsidiaries. As discussed in Note H of the Notes to Consolidated Financial Statements, the effective tax rate for fiscal 2009, 2008 and 2007 was (22.0%), 26.5% and 32.5%, respectively.

Commitments

At June 30, 2009, Parkvale was committed under various agreements to originate fixed and adjustable rate mortgage loans aggregating $2.4 million and $170,000, respectively, at rates ranging from 4.75% to 5.49% for fixed rate and 4.25% for adjustable rate loans, and had $85.1 million of unused consumer lines of credit and $18.6 million in unused commercial lines of credit. Parkvale was committed to fund commercial development loans in process of $3.2 million and residential loans in process of $10.4 million. Parkvale was also committed to originate commercial loans totaling $6.5 million at June 30, 2009. Outstanding letters of credit totaled $10.1 million at June 30, 2009.

Liquidity and Capital Resources

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors and debt holders. Parkvale uses its asset/liability management policy and contingency funding plan to control and manage liquidity risk.

Federal funds sold increased $64.5 million or 75.0% from June 30, 2008 to June 30, 2009. Investment securities held to maturity increased $91.0 million or 22.0%, interest-earning deposits in other institutions decreased $3.4 million or 46.2%, loans decreased $92.7 million or 7.7% from June 30, 2008 to June 30, 2009, and prepaid expenses and other assets increased $6.7 million or 16.4%. Deposits increased $17.6 million or 1.2% from June 30, 2008 to June 30, 2009, and advances from the Federal Home Loan Bank decreased $5.2 million or 2.7% due to the maturity of a $5.0 million 5.58% advance. Parkvale Bank’s FHLB advance available maximum borrowing capacity was $500.7 million at June 30, 2009. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits. In addition, during the December 2008 quarter, Parkvale borrowed $25.0 million and issued $31.8 million of preferred stock. See the following discussion below.

TARP Capital Purchase Program: On October 14, 2008, the United States Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (the “CPP”) under which the Treasury will purchase senior preferred shares from qualifying financial institutions. The plan is part of a $700 billion Emergency Economic Stabilization Act signed into law in October 2008.

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

Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. As of March 31, 2009, the Corporation received a waiver concerning compliance with one of the financial covenants contained in the Loan Agreement, which could have triggered an event of default. As of June 30, 2009, we have met all of the financial covenants.

On January 7, 2009, the Corporation entered into swap arrangements with PNC to convert portions of the LIBOR floating interest rates to fixed interest rates for three and five years. Under the swap agreements after the effects of the add-on of 325 basis points to LIBOR, $5.0 million matures on December 31, 2011 at a rate of 4.92% and an additional $15.0 million matures on December 31, 2013 at a rate of 5.41%.

In January 2009, the Corporation entered into interest rate swap contracts to modify the interest rate characteristics of designated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. The Corporation hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three to five years for hedges converting an aggregate of $20.0 million in floating-rate debt to fixed. The fair value of these derivatives, totaling a $326,000 gain at June 30, 2009, is reported as a contra account in other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Ineffectiveness of these swaps, if any, is recognized immediately in earnings. The change in value of these derivatives was $326,000 for fiscal 2009.

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

Trust preferred securities of $7.2 million at 8.45% were repaid on December 26, 2007. The early prepayment of $7.2 million of trust preferred securities resulted in a pre-tax charge of $62,000 ($40,000 after taxes) or $0.01 per diluted share in the December 2007 quarter.

In light of the significant loss incurred during the 2009 fiscal year, the Board of Directors reduced the dividend from the rate of $0.22 per common share per quarter to $0.05 per common share per quarter on June 18, 2009. The Board of Directors considered various factors, including the possibility of non-performing loans continuing to increase, the possibility of additional impairment charges on investment securities and goodwill, the capital needs of the Bank, the Corporation’s liquidity, and the level of dividends being paid by peer companies. If additional investment securities become other than temporarily impaired or if the Corporation’s goodwill is deemed impaired in a future quarter, impairment charges could have a material adverse effect on Parkvale’s capital and results of operations. Other than as set forth above, management is not aware of any trends, events, uncertainties or current recommendations by any regulatory authority that will have, or that are reasonably likely to have, material effects on Parkvale’s liquidity, capital resources or operations.

Shareholders’ equity increased $19.1 million or 14.5% at June 30, 2009 compared to June 30, 2008. Accumulated other comprehensive (loss) income was $(10,000) at June 30, 2009. Dividends declared per common share in fiscal 2009 were $3.9 million (equal to $0.71 per common share), representing 40.5% of net loss for the fiscal year ended June 30, 2009. Treasury stock purchased in fiscal 2009 was $717,000. The book value of Parkvale’s common stock decreased 8.7% to $21.92 at June 30, 2009 from $24.01 at June 30, 2008 primarily due to the net loss reported in fiscal 2009.

The Bank is a wholly owned subsidiary of PFC. The Bank’s primary regulators are the FDIC and the Pennsylvania Department of Banking. The Office of Thrift Supervision retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. The Bank continues to maintain a “well capitalized” status, reporting a 7.57% Tier 1 capital level as of June 30, 2009 compared to 5.49% Tier 1 capital level at June 30, 2008. Adequate capitalization allows Parkvale to continue building shareholder value through traditionally conservative operations and potentially profitable growth opportunities. Management is not aware of any trends, events, uncertainties or recommendations by any regulatory authority that will have, or that are reasonably likely to have, material adverse effects on Parkvale’s liquidity, capital resources or operations. However, if additional provisions for loan losses or write-downs of investment securities become material in a weak economy, our net income and capital ratios would be adversely affected.

Critical Accounting Policies and Judgments

Parkvale’s consolidated financial statements are prepared based upon the application of certain accounting policies, the most significant of which are described in Note A of the Notes to Consolidated Financial Statements — Significant Accounting Policies. Certain policies require numerous estimates and strategic or economic assumptions that may prove to be inaccurate or subject to variations and may significantly affect Parkvale’s reported results and financial position in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on Parkvale’s future financial condition and results of operations.

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

The allowance for loan losses at June 30, 2009 includes $11.6 million or 64.7% of the allowance allocated to loans that are not mortgages secured by single-family homes. The ability of Bank customers to repay commercial or consumer loans is dependent upon the success of their business, continuing income and general economic conditions. Historically, the risk of loss is higher on such loans than single-family loans, which historically have incurred fewer losses as the collateral value generally has exceeded the loan amounts in the event of foreclosure.

Investment Securities Available for Sale.  Available for sale securities consist of common equities and preferred equities. Each of these classes of securities is reviewed on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer, and Parkvale’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market. In addition, the risk of future other-than-temporary impairment may be influenced by a reduction or elimination of dividends, a prolonged recession in the U.S. economy and additional declines in real estate values. Management’s assessments of the likelihood and potential for recovery in value of equity securities are subjective and based on sensitive assumptions.

Investment securities Held to Maturity:  Securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of individual held-to-maturity securities below their amortized cost that are other than temporary result in writedowns of the individual securities. Held to maturity securities consist of trust preferred securities, U.S. government and agency obligations, municipal obligations and corporate debt.

Parkvale has invested in trust-preferred securities issued by other companies. At June 30, 2009, trust preferred securities with an aggregate carrying value of $37.6 million had deferred interest payments aggregating $1.1 million. For a further discussion of the trust preferred securities held by Parkvale, see Note B of Notes to Consolidated Financial Statements included in Item 8 of this document.

Parkvale’s trust preferred securities and trust preferred collateralized debt obligations are measured for other-than-temporary impairment within the scope of EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and Financial Accounting Standards Board Staff Positions (“FSP”) EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” by determining whether it is probable that an adverse change in estimated cash flows has occurred. Factors impacting cash flows include terms of the structure, the priorities of the tranches, the over collateralization and interest coverage tests, events of default and liquidation. Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities are based on sensitive assumptions, and use of different assumptions could result in calculations of fair values that would be substantially different than the amounts calculated by management. There is a risk that subsequent quarterly reviews could result in Parkvale recording other-than temporary impairment charges in the future.

U.S. government and agency obligations, municipal obligations and corporate debt are measured for other-than-temporary impairment within the scope of FSP EITF 115-2 and Financial Accounting Standard (“FAS”) 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FAS significantly changes requirements for recognizing OTTI on debt securities, presentation of OTTI losses, and modifies and expands disclosures about OTTI for debt and equity securities. Under FSP 115-2, a debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

Foreclosed Real Estate.  Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and recorded at the lower of the carrying amount or fair value of the property less cost to sell. After foreclosure, management periodically performs valuations and a valuation allowance is established for declines in the fair value less cost to sell below the property’s carrying amount. Revenues, expenses and changes in the valuation allowance are included in the statement of operations. Gains and losses upon disposition are reflected in earnings as realized. Foreclosed real estate at June 30, 2009 included two commercial properties aggregating $414,400 of commercial property.

Goodwill and Other Intangible Assets.  FAS No. 142, Accounting for Goodwill and Other Intangible Assets established standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. FAS 141 was revised in December 2007 to establish principles and requirements along with disclosure requirements for acquisitions after July 1, 2009. At June 30, 2009, Parkvale has $3.8 million of core deposit intangible assets subject to amortization and $25.6 million in goodwill, which is not subject to periodic amortization. Parkvale determined the amount of identifiable intangible assets based upon independent core deposit analyses.

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Parkvale’s goodwill relates to value inherent in the banking business, and the value is dependent upon Parkvale’s ability to provide quality, cost effective services in the face of competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features, and the ease of use of Parkvale’s services. As such, goodwill value is supported ultimately by revenue, which is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could result in a charge and adversely impact earnings in future periods. See Note A of Notes to Consolidated Financial Statements for additional information as of June 30, 2009.

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

Forward Looking Statements

Certain statements in this report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases could affect the Corporation’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to update or revise its forward-looking statements even if experience or future changes make it clear that the Corporation will not realize any projected results expressed or implied therein.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk.

The information called for by this item is provided in the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report.

Item 8.	Financial Statements and Supplementary Data.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Parkvale Financial Corporation:

We have audited the consolidated statements of financial condition of Parkvale Financial Corporation and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended June 30, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkvale Financial Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parkvale Financial Corporation’s internal control over financial reporting as of June 30, 2009 and 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2009 expressed an unqualified opinion.

Parente Randolph, LLC
Pittsburgh, Pennsylvania
September 9, 2009

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2009	2008
	(Dollar amounts in thousands, except share data)

ASSETS
Cash and noninterest-earning deposits	$15,381	$18,692
Federal funds sold	150,510	86,000

Cash and cash equivalents	165,891	104,692
Interest-earning deposits in other banks	3,899	7,252
Investment securities available for sale (cost of $22,041 in 2009 and $34,845 in 2008) (Note B)	23,505	31,347
Investment securities held to maturity (fair value of $438,745 in 2009 and $383,853 in 2008) (Note B)	504,029	413,028
Loans, net of allowance of $17,960 in 2009 and $15,249 in 2008 (Note C)	1,108,936	1,201,665
Foreclosed real estate, net (Note D)	5,706	3,279
Office properties and equipment, net (Note D)	18,073	18,851
Goodwill	25,634	25,634
Intangible assets and deferred charges	3,786	4,695
Prepaid expenses and other assets (Note L)	47,647	40,949

Total assets	$1,907,106	$1,851,392

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note E)	$1,511,248	$1,493,685
Advances from Federal Home Loan Bank (Note F)	186,202	191,430
Other debt (Note F)	21,261	21,965
Term debt (Note F)	25,000	—
Advance payments from borrowers for taxes and insurance	7,359	7,754
Other liabilities (Note L)	5,276	4,927

Total liabilities	1,756,346	1,719,761

Shareholders’ Equity (Note G and I)
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 31,762 shares issued)	31,762	—
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	4,116	4,026
Treasury stock at cost — 1,307,199 shares in 2009 and 1,253,199 shares in 2008	(27,314)	(26,618)
Accumulated other comprehensive (loss) income	(10)	(2,222)
Retained earnings	135,471	149,710

Total shareholders’ equity	150,760	131,631

Total liabilities and shareholders’ equity	$1,907,106	$1,851,392

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2009	2008	2007
	(Dollar amounts in thousands, except per share data)

Interest Income:
Loans	$66,649	$71,602	$71,935
Investments	23,147	21,974	19,006
Federal funds sold	687	4,306	6,319

Total interest income	90,483	97,882	97,260

Interest Expense:
Deposits (Note E)	38,483	46,722	45,052
Borrowings	10,363	10,939	11,463
Trust preferred securities	—	317	2,356

Total interest expense	48,846	57,978	58,871

Net interest income	41,637	39,904	38,389
Provision for loan losses (Note C)	6,754	2,331	828

Net interest income after provision for loan losses	34,883	37,573	37,561

Noninterest Income:
Other-than-temporary impairment losses (Note J)	(31,629)	(3,155)	—
Non-credit related losses recognized in other comprehensive income	1,266	—	—

Net impairment losses recognized in earnings	(30,363)	(3,155)	—
Service charges on deposit accounts	6,458	6,981	7,004
Other service charges and fees	1,513	1,410	1,209
Net gain on sale of assets (Note J)	2,246	581	440
Other	2,445	2,635	1,705

Total noninterest income	(17,701)	8,452	10,358

Noninterest Expense:
Compensation and employee benefits	15,913	16,420	15,317
Office occupancy	4,599	4,540	4,786
Marketing	461	577	505
FDIC insurance	1,155	167	178
Office supplies, telephone and postage	1,902	1,851	1,876
Early extinguishment of debt (Note F)	—	62	625
Other	5,390	5,006	4,752

Total noninterest expense	29,420	28,623	28,039

Income (loss) before income tax expense	(12,238)	17,402	19,880
Income tax expense (benefit) (Note H)	(2,696)	4,599	6,455

Net income (loss)	($9,542)	$12,803	$13,425
Preferred Stock Dividend	829	—	—

Income (loss) to common stockholders	($10,371)	$12,803	$13,425

Net income (loss) per share:
Basic	($1.90)	$2.33	$2.37
Diluted	($1.90)	$2.31	$2.34

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2009	2008	2007
	(Dollar amounts in thousands)

Cash flows from operating activities:
Interest received	$88,425	$98,392	$97,435
Loan fees received (paid)	672	320	35
Disbursements of student loans	(30)	(1,244)	(591)
Proceeds from sales of student loans	365	1,004	1,405
Other fees and commissions received	9,313	9,948	9,392
Interest paid	(49,073)	(58,346)	(59,266)
Cash paid to suppliers and employees	(28,757)	(22,239)	(25,804)
Income taxes paid	(4,300)	(7,510)	(7,006)

Net cash provided by operating activities	16,615	20,325	15,600
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,012	2,284	5,767
Proceeds from maturities of investments	178,175	285,875	178,106
Purchase of investment securities available for sale	—	(9,018)	(3,529)
Purchase of investment securities held to maturity	(284,640)	(361,665)	(134,788)
Maturity (purchase) of deposits in other banks	3,353	(2,449)	3,504
Purchase of loans	—	(87,667)	(142,914)
Principal collected on loans	241,916	307,564	283,266
Loan sales	16,237	—	—
Loans made to customers, net of loans in process	(175,231)	(190,745)	(160,003)
Capital expenditures, net of proceeds from sales of capital assets	(316)	(2,693)	(1,350)

Net cash (used in) provided by investing activities	(17,494	(58,514)	28,059
Cash flows from financing activities:
Net increase (decrease) in checking and savings accounts	19,799	22,550	(8,835)
Net (decrease) increase in certificates of deposit	(2,235)	2,132	26,318
Repayment of FHLB advances	(5,024)	(20,024)	(10,023)
Net (decrease) increase in other borrowings	(705)	8,860	(4,423)
Proceeds from term debt	25,000	—	—
Redemption of trust preferred securities	—	(7,200)	(25,000)
Net (decrease) increase in borrowers advances for tax and insurance	(396)	89	373
Proceeds from issuance of preferred stock	31,762	—	—
Dividends paid	(5,427)	(4,861)	(4,542)
Contribution to benefit plans	—	864	612
Payment for treasury stock	(717)	(4,949)	(2,957)
Proceeds from exercise of stock options	21	172	390

Net cash provided by (used in) financing activities	62,078	(2,367)	(28,087)

Net (decrease) increase in cash and cash equivalents	61,199	(40,556)	15,572
Cash and cash equivalents at beginning of year	104,692	145,248	129,676

Cash and cash equivalents at end of year	$165,891	$104,692	$145,248

Reconciliation of net income to net cash provided by operating activities:
Net income	($9,542)	$12,803	$13,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,004	2,138	2,479
Accretion and amortization of fees and discounts	(2,675)	(1,358)	611
Loan fees collected and deferred	105	73	(339)
Provision for loan losses	6,754	2,331	828
Net loss (gain) on sale and writedown of securities	28,117	2,574	(440)
Increase (decrease) in accrued interest receivable	634	1,610	(437)
(Increase) decrease in other assets	(6,997)	(3,439)	(644)
(Decrease) in accrued interest payable	(34)	(181)	(241)
Increase (decrease) in other liabilities	(1,751)	3,774	358

Total adjustments	26,157	7,522	2,175

Net cash provided by operating activities	$16,615	$20,325	$15,600

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Stock	(Loss) Income	Earnings	Equity
	(Dollar amounts in thousands)

Balance at June 30, 2006	$—	$6,735	$3,517	$(20,620)	$116	$132,956	$122,704

2007 net income						13,425	13,425

Accumulated other comprehensive income:

Change in unrealized gain on securities, net of deferred tax expense of $(174)					(249)

Reclassification adjustment, net of taxes of $132					309		60

Comprehensive income							13,485

Treasury stock purchased				(2,957)			(2,957)

Treasury stock contributed to benefit plans				612			612

Recognition of stock option compensation expense			80				80

Exercise of stock options			120	270			390

Cash dividends declared on common stock at $0.82 per share						(4,644)	(4,644)

Balance at June 30, 2007	$—	6,735	3,717	(22,695)	176	141,737	129,670

2008 net income						12,803	12,803

Accumulated other comprehensive income:

Change in unrealized gain (loss) on securities, net of deferred tax expense of $(439)					(763)

Reclassification adjustment, net of taxes of $(939)					(1,635)		(2,398)

Comprehensive income							10,405

Treasury stock purchased				(4,949)			(4,949)

Treasury stock contributed to benefit plans				864			864

Recognition of stock option compensation expense			272				272

Exercise of stock options			37	162			199

Cash dividends declared on common stock at $0.88 per share						(4,830)	(4,830)

Balance at June 30, 2008	$—	$6,735	$4,026	$(26,618)	$(2,222)	$149,710	$131,631

2009 net (loss)						(9,542)	(9,542)

Accumulated other comprehensive income:

Change in swap liability					326

Change in unrealized gain (loss) on securities, net of deferred tax expense of $(1,976)					(3,437)

Reclassification adjustment, net of taxes of $3,060					5,323		2,212

Comprehensive income							(7,330)

Issuance of Preferred Stock	$31,762						31,762

Treasury stock purchased				(717)			(717)

Recognition of stock option compensation expense			90				90

Exercise of stock options			—	21			21

Cash dividends declared on 5% preferred stock						(829)	(829)

Cash dividends declared on common stock at $0.71 per share						(3,868)	(3,868)

Balance at June 30, 2009	$31,762	$6,735	$4,116	($27,314)	$(10)	$135,471	$150,760

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note A	Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Parkvale Financial Corporation (“PFC” or the “Corporation”), its wholly owned subsidiary, Parkvale Savings Bank (the “Bank”) and its wholly owned subsidiaries. PFC and the Bank are collectively referred to as “Parkvale”. All intercompany transactions and balances have been eliminated in consolidation.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities, which generates revenue and incurs expense, and with the operating results reviewed by management. Parkvale’s business activities are currently confined to one operating segment which is community banking.

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

Cash and Noninterest-Earning Deposits

The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. The reserve calculation is currently 0% of the first $10,300 of checking deposits, 3% of the next $34,100 of checking deposits and 10% of total checking deposits over $44,400. These required reserves, net of allowable credits, amounted to $6,110 at June 30, 2009. Such reserves are generally maintained with vault cash and to a lesser extent balances with the Federal Reserve.

Investment Securities Available for Sale

Investment securities available for sale consist primarily of equity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. No securities have been classified as trading.

The Bank is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh. The FHLB requires members to purchase and hold a specified minimum level of FHLB stock based upon their level of borrowings, collateral

Notes to Consolidated Financial Statements — (Continued)

balances and participation in other programs offered by the FHLB. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Both cash and stock dividends are reported as income.

Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.

At June 30, 2009, March 31, 2009 and December 31, 2008, the Bank’s FHLB stock totaled $13,826. The Bank accounts for the stock based on the industry guidance in the American Institute of Certified Public Accountants’ Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

The Bank periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At June 30, 2009, the FHLB’s capital ratio of 5.8% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:

•	the member’s ability to access liquidity from the FHLB;

•	the member’s funding cost advantage with the FHLB compared to alternative sources of funds;

•	a decline in the market value of FHLB’s net assets relative to book value which may or may not affect future financial performance or cash flow;

•	the FHLB’s ability to obtain credit and source liquidity, for which one indicator is the credit rating of the FHLB;

•	the FHLB’s commitment to make payments taking into account its ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the FHLB’s operating performance; and

•	the prospects of amendments to laws that affect the rights and obligations of the FHLB.

The Bank believes its holdings in the stock are ultimately recoverable at par value at June 30, 2009 and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Bank has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

Investment Securities Held to Maturity

Securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Other-than Temporary Impairments

Periodically, all available-for-sale and held-to-maturity securities are evaluated for other than temporary impairment in accordance with Statement of Accounting Standard (“FAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 specifies requirements for recognizing OTTI on debt securities, presentation of OTTI losses, and modifies and expands disclosures about OTTI for debt and equity securities.

Under FSP 115-2, a debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends,

Notes to Consolidated Financial Statements — (Continued)

or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

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

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. Loans which are 90 or more days delinquent are treated as nonaccrual loans. Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when the fair value of collateral or expected cash flow is insufficient compared to the contractual amount due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest ultimately collected is credited to income in the period of recovery.

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

Notes to Consolidated Financial Statements — (Continued)

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three years ended June 30:

	2009	2008	2007

Numerator for basic and diluted earnings per share:
Net income (loss)	$(9,542)	$12,803	$13,425
Less: Preferred stock dividend	829	—	—
Net income (loss) to common shareholders	$(10,371)	$12,803	$13,425
Denominator
Weighted average shares for basic earnings per share	5,451,295	5,506,550	5,672,181
Effect of dilutive employee stock options	1,058	39,556	63,451

Weighted average shares for dilutive earnings per share	5,452,353	5,546,106	5,735,632

Net income (loss) per common share
Basic	$(1.90)	$2.33	$2.37
Diluted	$(1.90)	$2.31	$2.34

Office Property and Equipment

Office property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the various classes of assets. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the leasehold.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and recorded at the lower of the carrying amount or fair value of the property less cost to sell. After foreclosure, management periodically performs valuations, and a valuation allowance is established for any declines in the fair value less cost to sell below the property’s carrying amount. Revenues, expenses and changes in the valuation allowance are included in the statement of operations. Gains and losses upon disposition are reflected in earnings as realized. Loans transferred to foreclosed real estate, which is a non-cash investing activity, were $8,836 during fiscal 2009, $3,005 in 2008 and $2,945 in 2007. The foreclosures in the last three years were primarily due to loans on single-family dwellings foreclosed throughout the year.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued No. 123R, a revised Statement, Share-Based Payment Amendment of FASB Statements No. 123 and APB No. 95, previously issued on March 31, 2004, that addressed the accounting for share-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise and (b) liabilities that are based on the fair value of the enterprise’s equity instruments that may be settled by the issuance of such equity instruments. Under Financial Accounting Standard (“FAS”) No. 123R, all forms of share-based payments to employees, including employee stock options, are treated the same as other forms of compensation by recognition of the related cost in the income statement. The expense of the award is generally measured at fair value at the grant date. This statement requires the use of fair value recognition principles. This statement did not have a significant impact on Parkvale’s results of operations, which became effective for Parkvale on July 1, 2005. At June 30, 2009, Parkvale has 27,833 option shares that are not vested.

The fair value for option grants was estimated at the date of the grants using a Black-Scholes option-pricing model.

Notes to Consolidated Financial Statements — (Continued)

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits and federal funds sold. Additionally, allocation of treasury stock to retirement plans includes exercise of stock options and allocation to the employee stock ownership plan.

Treasury Stock

The purchase of PFC common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the average cost basis, with any excess proceeds being credited to additional paid-in capital.

The repurchase program approved on June 19, 2008 expired on June 30, 2009. During fiscal 2009, this program repurchased 55,000 shares at an average price of $13.05, representing 1.0% of the outstanding stock.

Goodwill and Other Intangible Assets

FAS No. 142, Accounting for Goodwill and Other Intangible Assets, defines goodwill as the excess of the purchase price over the fair value of assets acquired in connection a with business acquisition accounted for as a purchase, and intangible assets with indefinite lives are not amortized but are reviewed annually, requiring a two-step process, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. Parkvale applied the non-amortization provisions of FAS No. 142 to goodwill recorded on December 31, 2004 as a result of the acquisition of AFB. AFB core deposit intangibles valued at $4,600 at acquisition represented 4.7% of core deposit accounts, and the premium is being amortized over the average life of 8.94 years. Resulting goodwill of $18,100 is not subject to periodic amortization. Core deposit intangible amortization expense for AFB acquired on December 31, 2004 and for Second National Bank of Masontown (“SNB”) acquired on January 31, 2002 was $517 and $392 in fiscal 2009, respectively. Amortization over the next five years is expected to aggregate $2,284 and $1,502 for AFB and SNB, respectively. Goodwill and amortizing core deposit intangibles aggregating $27,600 are not deductible for federal income tax purposes.

Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale stock was $8.99 per share at June 30, 2009, which is below the book value of $22.02 at such date. The difference between the market value and the book value at June 30, 2009 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.

Because the market value of our common stock has been below the book value of our common stock during most of fiscal 2009, we retained an independent third party to assist us in determining whether an impairment of our goodwill was appropriate. In a report dated July 15, 2009, the third party concluded that, because current stock prices for financial institutions are not believed to be reflective of true long-term values, it was not appropriate to value the goodwill based on the current market price of the Parkvale common stock, the market prices of the stock of peer companies or present value analyses. In prior years, the Corporation had previously used the market value of its common stock as the primary basis to support its decision that no impairment of goodwill was necessary. Instead, the third party reviewed the premiums paid in acquisitions of financial institutions that were announced or completed between October 1, 2007 and June 30, 2009. The third party reviewed the premiums paid in 34 acquisitions in the mid-Atlantic region during such period, as well as 244 acquisitions nationwide during such period. In addition to reviewing the book value multiples of all acquisitions announced or completed during the above period, the third party also reviewed the multiples for those acquisitions announced or completed since June 30, 2008, which were lower than the multiples for the entire period noted above. The third party concluded that, based on the nationwide data, the probability that Parkvale could obtain sufficient value in any future

Notes to Consolidated Financial Statements — (Continued)

acquisition of the Corporation to support a non-impairment of the goodwill was in excess of 80%, and that the probability was in excess of 75% even if the non-performing loans, foreclosed real estate and preferred stock proceeds were excluded from equity.

Based on the above report, management determined that goodwill was not impaired at June 30, 2009. If Parkvale’s stock continues to trade significantly below its book value and if the multiples in other acquisitions of financial institutions decline, a goodwill impairment charge may become appropriate in a future quarter.

Derivative Financial Instruments

FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that every derivative be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 required that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Recent Accounting Standards

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. FAS No. 159 was effective for Parkvale as of July 1, 2008. Parkvale adopted for fiscal 2009, but elected to not expand the use of fair value under FAS No. 159.

In December 2007, the FASB issued FAS No. 141 (revised), Business Combinations. This statement replaces FAS No. 141, Business Combinations. This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement applies to Parkvale prospectively to business combinations for future acquisitions after July 1, 2009. This statement currently does not affect Parkvale as it is not involved in any business combinations as of the balance sheet date.

Emerging Issues Task Force (“EITF”) Issue 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” was effective for Parkvale on July 1, 2008. This EITF had no effect on the Corporation’s consolidated financial statements.

EITF Issue 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” applies to share-based payment arrangements. Parkvale adopted this EITF on July 1, 2008. Through June 30, 2009, Parkvale has only paid dividends on outstanding shares.

In January 2009, the FASB amended the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FASB Staff Position (FSP) also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP was effective for the quarter ended March 31, 2009 and was applied prospectively. Retrospective application to a prior reporting period was not permitted. Management has adopted this EITF and it had an immaterial effect on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly

Notes to Consolidated Financial Statements — (Continued)

traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for reporting periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Parkvale adopted this pronouncement in the quarter ended June 30, 2009 and it had an immaterial effect on the Corporation’s consolidated financial statements.

In April 2009, FASB issued No. FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position (FSP) amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for reporting periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Parkvale adopted this pronouncement in the quarter ended June 30, 2009 and it had an immaterial effect on the Corporation’s consolidated financial statements.

In April 2009, FASB issued No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Parkvale adopted this pronouncement in the quarter ended June 30, 2009 and it had an immaterial effect on the Corporation’s consolidated financial statements.

In June 2009, FASB issued No. FAS 165 Subsequent Events. This FAS establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the statement provides standards regarding the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Parkvale adopted this pronouncement in the quarter ending June 30, 2009. The Corporation evaluated subsequent events for recognition or disclosure through September 9, 2009, the date the financial statements were reviewed for filing and it had an immaterial effect on the Corporation’s consolidated financial statements through September 9, 2009.

In June 2009, FASB issued No. FAS 166 Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (1) practices that

Notes to Consolidated Financial Statements — (Continued)

have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement is effective for Parkvale on July 1, 2010. This statement is not expected to have a material effect on the Corporation’s consolidated financial statements.

In June 2009, FASB issued No. FAS 167 Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. This statements objective is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement is effective for Parkvale on July 1, 2010. This statement is not expected to have a material effect on the Corporation’s consolidated financial statements.

In June 2009, FASB issued No. FAS 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This Statement is effective for Parkvale on July 1, 2009. This statement is not expected to have a material effect on the Corporation’s consolidated financial statements.

Notes to Consolidated Financial Statements — (Continued)

Note B —	Investment Securities
(Dollar amounts in thousands)

The amortized cost, gross unrecorded gains and losses and fair values for investment securities classified as available for sale or held to maturity at June 30 are as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
FHLB of Pittsburgh stock	$13,826	$—	$—	$13,826
Preferred stocks:
FHLMC Series M Pfd	20	29	—	49
FHLMC Series S Pfd	30	43	—	73
Bank of America Corp Pfd Series J	2,192	1,488	—	3,680
Mutual Funds — ARM mortgages	5,500	10	208	5,302
Other common equities	473	161	59	575

Total equity investments available for sale	22,041	1,731	267	23,505

Held to maturity:
U.S. Government and agency obligations due:
Within 1 year	—	—	—	—
Within 5 years	78,509	1,360	127	79,742
Within 10 years	29,658	8	225	29,441
After 10 years	515	21	—	536

Total U.S. Government and agency obligations	108,682	1,389	352	109,719

Municipal obligations:
Within 1 year	2,001	10	—	2,011
Within 5 years	12,809	157	2	12,964
Within 10 years	1,811	41	—	1,852
After 10 years	2,544	78	84	2,538

Total municipal obligations	19,165	286	86	19,365

Individual trust preferred securities — after 10 years	9,354	166	3,033	6,487

Pooled trust preferred securities — after 10 years	68,306	—	33,850	34,456

Corporate debt
Within 1 year	30,344	256	61	30,539
Within 5 years	27,120	462	273	27,309

Total corporate debt	57,464	718	334	57,848

Total U.S. Government and agency obligations, municipal obligations, corporate debt and individual and pooled trust preferred securities	262,971	2,559	37,655	227,875

Mortgage-backed securities:
FHLMC	20,764	107	62	20,809
FNMA	41,459	382	1	41,840
GNMA	1,144	18	—	1,162
SBA	6	—	1	5
Collateralized mortgage obligations (“CMOs”) — Agency	1,540	24	6	1,558
CMOs — Non Agency	176,145	632	31,281	145,496

Total mortgage-backed securities	241,058	1,163	31,351	210,870

Total investments classified as held to maturity	504,029	3,722	69,006	438,745

Total investment portfolio	$526,070	$5,453	$69,273	$462,250

Notes to Consolidated Financial Statements — (Continued)

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
FHLB of Pittsburgh stock	$14,713	$—	$—	$14,713
Preferred stocks:
FHLMC Series M Pfd	1,134	—	—	1,134
FHLMC Series S Pfd	1,687	—	—	1,687
Bank of America ML Pfd Dep L	4,595	—	2,122	2,473
Bank of America Corp Pfd Series J	5,000	—	354	4,646
Mutual Funds — ARM mortgages	5,500	—	267	5,233
Other common equities	2,216	12	767	1,461

Total equity investments available for sale	34,845	12	3,510	31,347

Held to maturity:
U.S. Government and agency obligations due:
Within 1 year	—	—	—	—
Within 5 years	29,998	423	19	30,402
Within 10 years	5,850	—	110	5,740
After 10 years	35,563	2	376	35,189

Total U.S. Government and agency obligations	71,411	425	505	71,331

Municipal obligations:
Within 1 year	301	3	—	304
Within 5 years	2,005	24	—	2,029
Within 10 years	1,443	27	—	1,470
After 10 years	301	1	—	302

Total municipal obligations	4,050	55	—	4,105

Individual trust preferred securities — after 10 years	9,778	28	1,327	8,479

Pooled trust preferred securities — after 10 years	85,159	202	21,738	63,623

Corporate debt
Within 1 year	14,834	7	213	14,628
Within 5 years	29,390	14	642	28,762

Total corporate debt	44,224	21	855	43,390

Total U.S. Government and agency obligations, municipal obligations, corporate debt and individual and pooled trust preferred securities	214,622	731	24,425	190,928

Mortgage-backed securities:
FHLMC	4,792	69	6	4,855
FNMA	10,245	65	6	10,304
GNMA	1,351	3	24	1,330
SBA	8	—	—	8
Collateralized mortgage obligations (“CMOs”) — Agency	1,807	—	53	1,754
CMOs — Non Agency	180,203	389	5,918	174,674

Total mortgage-backed securities	198,406	526	6,007	192,925

Total investments classified as held to maturity	413,028	1,257	30,432	383,853

Total investment portfolio	$447,873	$1,269	$33,942	$415,200

Notes to Consolidated Financial Statements — (Continued)

Investment securities with an estimated fair value of $22,015 and $18,816 were pledged to secure public deposits and other purposes at June 30, 2009 and 2008, respectively. Investment securities with an estimated fair value of $22,858 and $25,915 were pledged to secure commercial investment agreements at June 30, 2009 and 2008, respectively. Mortgage-backed securities and CMOs are not due at a single maturity date; periodic payments are received on the securities based on the payment patterns of the underlying collateral.

The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$39,454	$352	$—	$—	$39,454	$352
Municipal obligations	5,698	86	—	—	5,698	86
Individual trust preferred securities	400	91	4,147	2,942	4,547	3,033
Pooled trust preferred securities	3,788	2,823	32,344	31,027	36,132	33,850
Corporate debt	10,267	273	2,767	61	13,034	334
Mortgaged backed securities	14,690	62	153	2	14,843	64
Agency CMO’s	—	—	306	6	306	6
Non agency CMO’s	40,913	5,210	91,151	26,071	132,064	31,281
Mutual Funds — ARM mortgages	—	—	5,000	208	5,000	208
Other common equities	242	59	—	—	242	59

Totals	$115,452	$8,956	$135,868	$60,317	$251,320	$69,273

As of June 30, 2009, securities with unrealized losses of less than 12 months include 8 investments in U.S. government and agency obligations and corporations, 2 investments in municipals, 1 investment in an individual trust preferred security, 2 investments in pooled trust preferred securities, 4 investments in corporate debt, 3 investments in residential mortgage-backed securities, 6 in Non-agency CMOs and 2 investments in common equities.

As of June 30, 2009, securities with unrealized losses of greater than 12 months include 5 investments in individual trust preferred securities, 15 investments in pooled trust preferred securities, 1 investment in corporate debt, 7 investments in residential mortgage-backed securities, 1 investment in agency CMO’s, 18 investments in Non-agency CMO’s and one mutual fund investment.

Notes to Consolidated Financial Statements — (Continued)

The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008:

	Less than 12 Months		12 Months or More		Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$50,394	$505	$—	$—	$50,394	$505
Individual & pooled trust preferred securities	54,366	16,735	10,556	6,330	64,922	23,065
Corporate debt	33,618	855	—	—	33,618	855
Mortgaged backed securities	1,028	24	1,068	12	2,096	36
Agency CMO’s	133,391	5,680	2,279	238	135,670	5,918
Non agency CMO’s	311	1	1,443	52	1,754	53
Mutual Funds — ARM mortgages	—	—	5,233	267	5,233	267
Bank of America ML Pfd Dep L	2,473	2,122	—	—	2,473	2,122
Bank of America Corp Pfd	4,646	354	—	—	4,646	354
Other common equities	—	—	1,098	767	1,098	767

Totals	$280,227	$26,276	$21,677	$7,666	$301,904	$33,942

Other-Than-Temporary-Impairment

The Corporation evaluates its investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level, and the Corporation considers an investment security to be impaired if the fair value of the security is less than its cost or amortized cost basis. The OTTI evaluation process considers factors such as the length of time and the extent to which fair value has been lower than amortized cost, the financial condition and near-term prospects of the issuer, recent events specific to the issuer, including investment downgrades by rating agencies or economic conditions of its industry, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery to the amortized cost basis, which may be maturity.

When an impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within non-interest income in the consolidated statement of income. When an impairment of a debt security is considered to be other-than-temporary, the amount of the OTTI is separated into the amount representing credit loss and the amount representing other factors. The amount related to credit loss is recognized as a charge to earnings and the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. The treatment for debt securities is consistent with FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment”, which was adopted by Corporation in the quarter ended June 30, 2009.

During fiscal 2009, certain investments considered to be other than temporarily impaired were written down to fair value with a net charge to earnings of $28,303. All of the OTTI charges related to trust preferred securities during the March and June 2009 quarters were considered to be credit impairments. The OTTI charges in the March 2009 quarter were $14,113 with additional charges in June 2009 of $3,395, see Note J. Write-downs were based on individual securities’ credit performance and the issuer’s ability to make its contractual principal and interest payments. Should credit quality continue to deteriorate, it is possible that additional write-downs may be required. Based on the credit worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than temporarily impaired at June 30, 2009.

During fiscal 2008, certain equity investments considered to be other than temporarily impaired were written down to fair value with a charge to earnings of $3,155, see Note J. Based on the credit worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than temporarily impaired at June 30, 2008.

Notes to Consolidated Financial Statements — (Continued)

A significant portion of the Corporation’s unrealized losses primarily relate to investments in trust preferred securities, which consists of single issuer and pooled securities. The single issuer securities are primarily from Pennsylvania regional banks. The pooled securities consist of securities issued primarily by banks, with some of the pools including a limited number of insurance companies. Investments in pooled securities are primarily mezzanine tranches, except for 2 investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches. Unrealized losses on investments in trust preferred securities are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

The Corporation prices its holdings of trust preferred securities using Level 3 inputs in accordance with FAS 157 and guidance issued by the SEC and FASB. In this regard, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from those previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. When evaluating these investments, we determine a credit portion and a noncredit portion of the impairment. The credit portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related portion of the impairment for these securities. Our pooled trust preferred collateralized debt obligations are measured for other than temporary impairment within the scope of FSP EITF 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” and FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue 99-20” by determining whether it is probable that an adverse change in estimated cash flows has occurred. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables.

•	Estimate of future cash flows — cash flows are constructed on Intex software. Intex is a proprietary software program recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with information from trustee reports, including collateral/hedge agreement/cash flow detail, as it becomes available. A present value analysis is then performed on the modeled cash flows to determine any cash flow shortages to our respective holdings, if any.

•	Credit analysis — A quarterly credit evaluation is performed for each of the banks comprising the collateral across the various pooled trust preferred securities. Our credit evaluation considers all evidence available to us and includes the nature of the issuer’s business and geographic footprint. Our analysis focuses on shareholders’ equity, loan loss reserves, non-performing assets, credit quality ratios and capital adequacy.

•	Probability of default — A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults in our expected cash flows. Each bank in the collateral pool is assigned a probability of default with an emphasis on near term probability in the first three years. Banks currently defaulted are assigned a 100% probability of loss and banks currently deferring are assigned a 70% probability of loss with recoveries projected to begin 2 years after the deferrals began. All other banks in the pool are assigned a probability of loss ranging from 0% to 80%, with ranges based upon the results of the credit analysis. The probability of loss of 0% is assigned to only the strongest financial institutions. The probability of default is updated quarterly with data provided by trustees and other sources.

In addition to the above factors, we calculate the excess subordination levels for each pooled trust preferred security. The results of this excess subordination allows management to identify those pools that are a greater risk for a future break in cash flows so that we can monitor banks in those pools more closely for potential deterioration of credit quality.

Notes to Consolidated Financial Statements — (Continued)

The Corporation’s portfolio of trust preferred collateralized debt obligations consists of 19 pooled issues and 9 single issue securities. Two of the pooled issues are senior tranches and the remaining 17 are mezzanine tranches. At June 30, 2009, the 19 pooled trust preferred securities have an amortized cost basis of $68,306 and an estimated fair value of $34,456, while the single-issuer trust preferred securities have an amortized cost basis of $9,354 and an estimated fair value of $6,487. The Corporation has concluded from detailed analysis performed at June 30, 2009 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled trust preferred securities, except for those on which OTTI was recognized.

The following table provides information relating to the Bank’s trust preferred securities as of June 30, 2009.

									Expected	Excess
									Defaults	Subordination
					Lowest		Actual	Actual	(% of	(as a % of
	Note	Book	Fair	Unrealized	Credit	# of	Default%	Deferral%	performing	performing
Deal	Class	Value	Value	Gain (Loss)	Ratings	Issuers	(1)	(1)(2)	collateral)(3)	collateral)(4)
	(Dollar amounts in thousands)

Pooled Investments
P1	C1	5,000	2,648	(2,352)	Ca	81	7.2%	15.8%	3.6%	5.3%
P2	A2A	4,514	2,470	(2,044)	BB	79	5.0%	9.2%	4.7%	43.7%
P3	C1	4,369	2,118	(2,251)	Ca	85	6.4%	8.8%	2.6%	8.7%
P4	C1	4,708	2,143	(2,565)	Ca	72	6.5%	10.8%	4.5%	7.9%
P5	C1	4,931	2,157	(2,774)	Ca	93	5.5%	7.8%	4.9%	14.5%
P6	C1	3,075	1,198	(1,877)	Ca	65	15.6%	6.8%	4.9%	5.2%
P7 J	C1	966	966	—	Ca	64	4.5%	20.4%	4.9%	0.0%
P8	C	2,903	1,309	(1,594)	Ca	52	6.4%	15.6%	4.9%	6.4%
P9	B	1,645	867	(778)	Ca	54	4.5%	13.7%	8.9%	33.2%
P10	B1	4,823	3,301	(1,522)	B2	25	5.5%	0.0%	2.9%	35.5%
P11 M	Mezz	1,405	865	(540)	Ca	35	4.5%	19.5%	5.2%	0.0%
P12	B2	1,000	680	(320)	Ca	49	6.1%	13.0%	4.2%	19.0%
P13	B	3,734	1,743	(1,991)	Caa3	55	5.8%	7.9%	5.2%	13.0%
P14	A1	4,437	2,129	(2,308)	BB	64	9.9%	9.7%	5.5%	42.6%
P15	B	5,000	1,007	(3,993)	Caa3	34	2.0%	22.5%	5.6%	11.9%
P16	C1	4,930	2,937	(1,993)	Ca	49	6.3%	12.0%	3.9%	21.5%
P17	C1	4,970	2,886	(2,084)	Ca	43	6.2%	17.0%	4.7%	19.1%
P18	D	4,653	1,789	(2,864)	C	63	2.7%	8.8%	6.0%	14.7%
P19 J M	E	1,243	1,243	—	C	63	2.7%	8.8%	6.0%	0.0%
Subtotal	19	68,306	34,456	(33,850)
Single Issuer Investments
S1	N/A	923	511	(412)	BB-	1	0.0%	0.0%	0.0%
S2	N/A	1,966	1,061	(905)	BB-	1	0.0%	0.0%	0.0%
S3	N/A	2,757	1,498	(1,259)	A1	1	0.0%	0.0%	0.0%
S4	N/A	442	210	(232)	BB-	1	0.0%	0.0%	0.0%
S5	N/A	1,006	1,102	96	NR	1	0.0%	0.0%	0.0%
S6	N/A	713	726	13	NR	1	0.0%	0.0%	0.0%
S7	N/A	492	400	(92)	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	867	(133)	BBB-	1	0.0%	0.0%	0.0%
S9 M	N/A	54	112	58	NR	1	0.0%	100.0%	0.0%
Subtotal	9	9,353	6,487	(2,866)
Grand total of Trust Preferred holdings		77,659	40,943	(36,716)

The above listings do not include 4 trust preferred investments written off in March and June 2009.
J. M. Investments were written down to fair value at June 30 (J) or March 31, 2009 (M).

Notes to Consolidated Financial Statements — (Continued)

Notes:

(1)	As a percentage of the original collateral.

(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.

(3)	Expected defaults are determined by an analysis of the collateral for each security. The total expected defaults are then applied over a three year period with 50% projected to occur in year 1, 30% in year 2, and 20% in year 3.

(4)	Excess subordination represents the additional defaults in excess of actual deferrals and defaults that the CDO can absorb before the security experiences a shortfall in principal or interest due.

Non-agency CMO’s:

All of the CMO purchases and the entire CMO portfolio are backed by “prime” residential mortgage loans and generally include loans in excess of GSE conforming loan amounts at the date of origination. While there are no sub-prime, option ARMs or home equity loans in any of the CMO pools, approximately 64% of the loans supporting the obligations contained an interest only feature at origination. All pools held by the Bank were rated AAA when purchased, have additional collateral provided by support tranches, and are classified as Held to Maturity. The chart below summarizes the non-agency CMOs with reported balances as of June 30, 2009 as follows:

Year originated	Book Value	Fair Value

2003	$19,618	$18,871
2004	24,355	20,509
2005	87,055	71,155
2006	23,717	16,749
2007	—	—
2008	14,140	10,956
2009	7,260	7,256

	$176,145	$145,496

Through June 30, 2008, all of the CMO investments were AAA rated with the exception of one security originated in 2006 with a book value of $9,500 that was downgraded to A. Through June 30, 2009, the following CMO investments were rated below investment grade by at least one reporting agency.

	Book Value	Fair Value

Ratings of BB by S&P/Fitch	$8,760	$5,851
Ratings of Ba by Moody’s	31,740	20,895
Ratings of B by Moody’s or S&P	21,492	17,225
Rating of Ca by Moody’s	390	390

	$62,382	$44,361

The security rated Ca, which includes alternative documentation loans and is one of two mezzanine tranches in the portfolio, experienced a principal write-down of $1,052 in June 2009. All of the above securities have made scheduled payments of principal and interest on a timely basis. The amortized cost of $62,382 has a fair value of $44,361 and was priced using independent pricing services.

Notes to Consolidated Financial Statements — (Continued)

Note C —	Loans
(Dollar amounts in thousands)

Loans at June 30 are summarized as follows:

	2009	2008	2007

Mortgage loans:
Residential:
1-4 Family	$726,586	$828,516	$859,972
Multifamily	34,216	29,737	32,474
Commercial	114,827	113,622	112,287
Other	14,806	17,497	18,321

	890,435	989,372	1,023,054
Consumer loans	185,818	176,948	173,506
Commercial business loans	44,602	43,643	45,184
Loans on savings accounts	5,031	6,147	5,162

Gross loans	1,125,886	1,216,110	1,246,906
Less:
Loans in process	60	236	98
Allowance for loan losses	17,960	15,249	14,189
Unamortized discount (premium) and deferred loan fees	(1,070)	(1,040)	(1,778)

	$1,108,936	$1,201,665	$1,234,397

The following summary sets forth the activity in the allowance for loan losses for the years ended June 30:

	2009	2008	2007

Beginning balance	$15,249	$14,189	$14,907
Provision for loan losses	6,754	2,331	828
Loans recovered:
Commercial loans	4	18	13
Consumer loans	31	54	19
Mortgage loans	—	241	27

Total recoveries	35	313	59

Loans charged off:
Commercial loans	(344)	(372)	(842)
Consumer loans	(324)	(453)	(287)
Mortgage loans	(3,410)	(759)	(476)

Total charge-offs	(4,078)	(1,584)	(1,605)

Net recoveries (charge-offs)	(4,043)	(1,271)	(1,546)

Ending balance	$17,960	$15,249	$14,189

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the allowance for loan loss allocation for the years ended June 30:

	2009	2008	2007

Residential mortgages	$6,336	$3,893	$2,747
Commercial mortgages	4,523	4,739	3,964
Consumer loans	3,517	3,797	4,580
Commercial loans	3,584	2,820	2,898

Total allowance for loan losses	$17,960	$15,249	$14,189

The loan portfolio is reviewed on a periodic basis to ensure Parkvale’s allowance for loan losses is adequate to absorb potential losses due to inherent risk in the portfolio.

At June 30, 2009, Parkvale was committed under various agreements to originate fixed and adjustable rate mortgage loans aggregating $2,444 and $170, respectively, at rates ranging from 4.75% to 5.49% for fixed rate and 4.25% for adjustable rate loans, and had $80,253 of unused consumer lines of credit and $18,604 in unused commercial lines of credit. Parkvale was also committed to originate commercial loans totaling $3,202 at June 30, 2009. Parkvale was committed to fund commercial development loans in process of $6,532 and residential loans in process of $10,400. Outstanding letters of credit totaled $10,107. Substantially all commitments are expected to expire within a year.

At June 30, Parkvale serviced loans for others as follows: 2009 — $62,060, 2008 — $53,086 and 2007 — $59,137.

At June 30, 2009, Parkvale’s loan portfolio consisted primarily of residential real estate loans collateralized by single and multifamily residences, nonresidential real estate loans secured by industrial and retail properties and consumer loans including lines of credit.

Parkvale has geographically diversified its mortgage loan portfolio, having loans outstanding throughout the United States. Parkvale’s highest concentrations are in the following states/areas along with their respective share of the outstanding mortgage loan balance: Pennsylvania -40.5%; Ohio -13.8%; and West Virginia -6.1%. The ability of debtors to honor these contracts depends largely on economic conditions affecting the Pittsburgh, Columbus and Steubenville, Ohio metropolitan areas, with repayment risk dependent on the cash flow of the individual debtors. Substantially all mortgage loans are secured by real property with a loan amount of generally no more than 80% of the appraised value at the time of origination. Mortgage loans in excess of 80% of appraised value generally require private mortgage insurance.

For the years ended June 30, the amount of interest income of nonaccrual mortgage loans that had not been recognized in interest income was $825 for 2009, $426 for 2008 and $193 in 2007. There were $3,568 of commercial loans considered impaired at June 30, 2009 and $1,146 at June 30, 2008. Impaired commercial loans are reported net of allowances of $394 at June 30, 2009 and $0 at June 30, 2008. In addition, single family mortgage loans of $19,119 were classified as non-accrual and considered impaired at June 30, 2009. The average recorded investment in impaired commercial loans was $1,005 during fiscal 2009 and $969 during fiscal 2008.

Notes to Consolidated Financial Statements — (Continued)

Note D —	Office Properties and Equipment and Foreclosed Real Estate
(Dollar amounts in thousands)

Office properties and equipment at June 30 are summarized by major classification as follows:

	2009	2008	2007

Land	$4,708	$4,708	$3,977
Office buildings and leasehold improvements	17,863	17,779	16,865
Furniture, fixtures and equipment	13,234	13,026	12,007

	35,805	35,513	32,849
Less accumulated depreciation and amortization	17,732	16,662	15,462

Office properties and equipment, net	$18,073	$18,851	$17,387

Depreciation expense for the year	$1,095	$1,229	$1,551

A summary of foreclosed real estate at June 30 is as follows:

	2009	2008	2007

Real estate acquired through foreclosure	$6,482	$3,536	$1,970
Allowance for losses	(776)	(257)	(113)

	$5,706	$3,279	$1,857

Changes in the allowance for losses on foreclosed real estate for the years ended June 30 were as follows:

	2009	2008	2007

Beginning balance	$257	$113	$—
Provision for losses	989	279	224
Less charges to allowance	(470)	(135)	(111)

Ending Balance	$776	$257	$113

Note E —	Savings Deposits
(Dollar amounts in thousands)

The following schedule sets forth interest expense for the years ended June 30 by type of deposit:

	2009	2008	2007

Checking and money market accounts	$3,130	$4,644	$4,460
Passbook and statement savings accounts	1,280	1,569	1,467
Certificates	34,073	40,509	39,125

	$38,483	$46,722	$45,052

Notes to Consolidated Financial Statements — (Continued)

A summary of savings deposits at June 30 is as follows:

	2009		2008
	Amount	%	Amount	%

Transaction accounts:
Checking and money market accounts	$342,596	22.7	$330,734	22.1
Checking accounts — noninterest-bearing	75,615	5.0	78,732	5.3
Passbook and statement savings accounts	203,756	13.5	192,670	12.9

	621,967	41.2	602,136	40.3
Certificates of deposit	878,433	58.1	878,956	58.9

	1,500,400	99.3	1,481,092	99.2
Accrued Interest	10,848	0.7	12,593	0.8

	$1,511,248	100.0	$1,493,685	100.0

The aggregate amount of time deposits over $100 was $218,527 and $207,629 at June 30, 2009 and 2008, respectively.

At June 30, the scheduled maturities of certificate accounts were as follows:

Maturity Period	2009	2008

1-12 months	$575,408	$565,309
13-24 months	113,058	170,191
25-36 months	83,987	34,069
37-48 months	51,827	36,086
49-60 months	14,694	32,000
Thereafter	39,459	41,301

	$878,433	$878,956

Note F —	Advances from Federal Home Loan Bank and Other Debt
(Dollar amounts in thousands)

The advances from the FHLB at June 30 consisted of the following:

	2009		2008
	Balance	Interest Rate	Balance	Interest Rate

Due within one year	$—	—%	$5,000	5.58%
Due within five years	85,628	3.00-6.05%	75,180	3.00-6.05%
Due within ten years	100,574	4.32-6.75%	111,250	3.00-6.75%
Due within twenty years	—	—%	—	—%

	$186,202		$191,430
Weighted average interest rate at end of period		4.86%		4.91%

Included in the $186,202 are advances of $85,500 of convertible select advances. These advances may reset to the three-month London Interbank Offered Rate (LIBOR) Index and have various spreads and call dates. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should such advances be called, Parkvale has the right to pay off the advance without penalty. The FHLB advances are secured by Parkvale’s FHLB stock and investment securities and are subject to substantial prepayment penalties.

Notes to Consolidated Financial Statements — (Continued)

On December 30, 2008, PFC entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25,000 (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625, commencing on March 31, 2010, with the remaining outstanding balance, which is expected to be $15,625, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. As of March 31, 2009, the Corporation received a waiver concerning compliance with one of the financial covenants contained in the Loan Agreement, which could have triggered an event of default. As of June 30, 2009, we have met all of the financial covenants.

On January 7, 2009, the Corporation entered into swap arrangements with PNC to convert portions of the Libor floating interest rates to fixed interest rates for three and five years. Under the swap agreements, $5,000 matures on December 31, 2011 at a rate of 4.92% and an additional $15,000 matures on December 31, 2013 at a rate of 5.41%.

Additionally, other debt consists of recourse loans, repurchase agreements and commercial investment agreements with certain commercial checking account customers. These daily borrowings had balances of $21,261 and $21,965 at June 30, 2009 and 2008, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized Parkvale Savings Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements — (Continued)

The Bank’s actual regulatory capital amounts and ratios compared to minimum levels are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2009:
Total Capital to Risk Weighted Assets	$158,880	11.41%	$111,352	8.00%	$139,190	10.00%
Tier I Capital to Risk Weighted Assets	142,872	10.26%	$55,676	4.00%	83,514	6.00%
Tier I Capital to Average Assets	142,872	7.57%	75,506	4.00%	94,383	5.00%
As of June 30, 2008:
Total Capital to Risk Weighted Assets	$113,339	10.59%	$85,658	8.00%	$107,072	10.00%
Tier I Capital to Risk Weighted Assets	99,939	9.33%	42,829	4.00%	64,243	6.00%
Tier I Capital to Average Assets	99,939	5.49%	72,863	4.00%	91,078	5.00%

Note H —	Income Taxes
(Dollar amounts in thousands)

Income tax expense (credits) for the years ended June 30 are comprised of:

	2009	2008	2007

Federal:
Current	$4,433	$6,355	$7,346
Deferred	(7,129)	(1,779)	(900)
State	—	23	9

Total income tax expense	($2,696)	$4,599	$6,455

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Parkvale’s deferred tax assets and liabilities at June 30 are as follows:

	2009	2008

Deferred tax assets:
Book bad debt reserves	$5,354	$5,138
Deferred compensation	408	361
Interest on deposits	807	1,180
Unrealized losses on securities available for sale	—	1,277
Asset writedowns	10,908	1,194
Other	357	457

Total deferred tax assets	17,533	9,607

Deferred tax liabilities:
Purchase accounting adjustments	279	354
Fixed assets	105	99
Other, net	49	49
Deferred loan costs and premiums, net of fees	19	57
Unrealized gains on securities available for sale	535	—

Total deferred tax liabilities	987	559
Valuation allowances on equity security writedowns	(2,366)	—

Net deferred tax assets	$14,180	$9,048

The valuation allowances recorded at June 30, 2009 were related to writedowns on equity securities that are unlikely to be tax deductible or predicted to offset future capital gain income.

Parkvale’s effective tax rate differs from the expected federal income tax rate for the years ended June 30 as follows:

	2009		2008		2007

Expected federal statutory income tax provision(benefit)/rate	($4,283)	(35.0%)	$6,091	35.0%	$6,958	35.0%
Tax-exempt interest	(224)	(1.8%)	(229)	(1.3%)	(79)	(0.4%)
Cash surrender value of life insurance	(386)	(3.1%)	(377)	(2.2%)	(184)	(0.9%)
Dividends paid to ESOP participants	(184)	(1.5%)	(175)	(1.0%)	(147)	(0.7%)
State income taxes, net of federal benefit	—	0.0%	15	0.1%	6	0.0%
Valuation allowances on equity securities	2,366	19.3%	—	0.0%	—	0.0%
Other	13	0.1%	(726)	(4.1%)	(99)	(0.5%)

Effective total income tax provision	($2,696)	(22.0%)	$4,599	26.5%	$6,455	32.5%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax, which is calculated at 11.5% of Pennsylvania earnings based on accounting principles generally accepted in the United States with certain adjustments.

Note I —	Employee Compensation Plans
(Dollar amounts in thousands)

Retirement Plan

Parkvale provides eligible employees participation in a 401(k) defined contribution plan. Benefit expense was $450, $429 and $405 in fiscal years 2009, 2008 and 2007, respectively, which represented a 50% company match on deferred compensation and a profit sharing contribution equal to 2% of eligible compensation.

Notes to Consolidated Financial Statements — (Continued)

Employee Stock Ownership Plan

Parkvale also provides an Employee Stock Ownership Plan (“ESOP”) to all employees who have met minimum service and age requirements. Parkvale recognized expense of $560 in fiscal 2009, $675 in fiscal 2008 and $620 in fiscal 2007 for ESOP contributions, which were used to allocate additional shares of Parkvale’s Common Stock to the ESOP. Annual discretionary share awards are made on a calendar year basis with expense recognition accrued ratably throughout the year based on expected awards. At June 30, 2009, the ESOP owned 645,167 shares of Parkvale Common Stock, which are outstanding shares for EPS purposes. Cash dividends are paid quarterly to the ESOP for either dividend re-investment or distribution to vested participants at their election.

Stock Option Plans

Parkvale has Stock Option Plans for the benefit of directors, officers and other selected key employees of Parkvale who are deemed to be responsible for the future growth of Parkvale. Under the plans initiated in 1987 and 1993, there will be no further awards.

In October 2004, the 2004 Stock Incentive Plan (the “Incentive Plan”) was approved by the shareholders with an aggregate of 267,000 shares of authorized but unissued shares reserved for future grants. As of June 30, 2009, stock options for 162,500 shares have been granted and options for 134,667 shares are currently exercisable. The outstanding unvested grants of 27,833 shares become vested equally in December 2008 and December 2009. Parkvale adopted Statement of Financial Accounting Standard No. 123R “Share-Based Payments” which requires all companies to measure compensation costs for all share-based payments at fair value. Stock option pre-tax compensation expense of $90, $272 and $80 has been recognized for fiscal 2009, 2008 and 2007, respectively in the Statement of Operations.

The following table presents option share data related to the stock option plans for the years indicated.

Exercise Price Per Share	$12.97	$15.00	$16.32 to $23.20	$19.98 #	$22.995	$25.71	ˆ	$26.79	*	$27.684	$31.80	Total

Share balances at:
June 30, 2006	—	—	106,773	42,000	111,250	28,000		—		10,000	—	298,023

Granted											12,000	12,000
Exercised			(37,174)		(750)							(37,924)

June 30, 2007	—	—	69,599	42,000	110,500	28,000		—		10,000	12,000	272,099

Granted								95,500				95,500
Forfeitured	—	—	(3,586)	—	(1,000)	—		—		—	—	(4,586)
Exercised			(16,373)	(5,000)	(750)							(22,123)

June 30, 2008	—	—	49,640	37,000	108,750	28,000		95,500		10,000	12,000	340,890

Granted	23,000	12,000										35,000
Forfeitured	—	—	(48,640)	(6,000)	(1,000)	—		(3,000)		—	—	(58,640)
Exercised	—	—	(1,000)	—	—	—		—		—	—	(1,000)

June 30, 2009	23,000	12,000	—	31,000	107,750	28,000		92,500		10,000	12,000	316,250

*	Represents the average exercise price of awards made in October 2007 and December 2007.

#	Represents the average remaining exercise price of awards made in fiscal 1999 through fiscal 2002.

ˆ	Represents the average remaining exercise price of Director awards made in fiscal 2003 through fiscal 2005.

The Black-Scholes option pricing model assumptions are as follows:

	2009	2008	2007

Weighted average grant date fair value per option	2.55	2.76	6.65
Risk-free rate	1.17%	3.82%	4.72%
Dividend yield	2.60%	3.28%	2.52%
Volatilty factor	0.38	0.21	0.17
Expected Life in years	8	7	7

Notes to Consolidated Financial Statements — (Continued)

Note J —	Net Gain (Loss) on Sale and (Writedown) of Assets
(Dollar amounts in thousands)

The following chart summarizes the gains, losses and writedowns by fiscal year ended June 30:

	2009	2008	2007

Loans held for sale	$186	$—	$—
Available for sale securities gains/recoveries	2,060	581	444
(Writedown) of securities:
Trust preferred securities	(18,060)	—	—
Bank of America preferred stocks	(6,269)	—	—
Freddie Mac preferred stocks	(2,772)	(1,441)	—
Common equities	(1,401)	(1,714)	—
Corporate debt	(1,361)	—	—
Non-agency CMO	(1,766)	—	—

Subtotal of writedowns and losses	(31,629)	(3,155)	—
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	1,266
Fixed Assets	—	—	(4)

Net gain (loss) of sale and (writedown) of assets	$(28,117)	$(2,574)	$440

Note K —	Leases
(Dollar amounts in thousands)

Parkvale’s rent expense for leased real properties amounted to approximately $1,327 in 2009, $1,308 in 2008 and $1,311 in 2007. At June 30, 2009, Parkvale was obligated under 26 noncancellable operating leases, which expire through 2041. The minimum rental commitments for the fiscal years subsequent to June 30, 2009 are as follows: 2010 — $1,138, 2011 — $946, 2012 — $671, 2013 — $604, 2014 — $478 and later years — $2,594.

Note L —	Selected Balance Sheet Information
(Dollar amounts in thousands)

Selected balance sheet data at June 30 is summarized as follows:

Prepaid Expenses and Other Assets:	2009	2008	Other Liabilities:	2009	2008

Accrued interest on loans	$4,989	$5,282	Accounts payable and accrued expenses	$2,130	$1,765
Reserve for uncollected interest	(825)	(426)	Other liabilities	1,761	958
Bank Owned Life Insurance	24,188	23,086	Dividends payable	474	1,206
Accrued interest on investments	2,853	2,795	Accrued interest on debt	865	899
Other prepaids	2,262	1,164	Federal and state income taxes payable	46	99
Net deferred tax asset	14,180	9,048

Total prepaid expenses and other assets	$47,647	$40,949	Total other liabilities	$5,276	$4,927

Notes to Consolidated Financial Statements — (Continued)

Note M —	Quarterly Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

					Year
	Three Months Ended				Ended
	Sep. 08	Dec. 08	Mar. 09	June 09	June 09

Total interest income	$23,820	$23,135	$22,028	$21,500	$90,483
Total interest expense	12,923	12,513	12,068	11,342	48,846

Net interest income	10,897	10,622	9,960	10,158	41,637
Provision for loan losses	1,027	2,129	1,826	1,772	6,754

Net interest income after provision for losses	9,870	8,493	8,134	8,386	34,883
Noninterest income	(1,182)	1,553	(18,195)	123	(17,701)
Noninterest expense	7,096	7,151	7,246	7,927	29,420

Income (loss) before income taxes	1,592	2,895	(17,307)	582	(12,238)
Income tax expense (benefit)	487	830	(3,237)	(776)	(2,696)

Net income (loss)	$1,105	$2,065	($14,070)	$1,358	($9,542)

Preferred Stock Dividend	—	35	397	397	829
Income (loss) to common shareholders	$1,105	$2,030	($14,467)	$961	($10,371)

Net income (loss) per common share:
Basic	$0.20	$0.37	($2.65)	$0.18	($1.90)
Diluted	$0.20	$0.37	($2.65)	$0.18	($1.90)

					Year
	Three Months Ended				Ended
	Sep. 07	Dec. 07	Mar. 08	June 08	June 08

Total interest income	$24,814	$24,976	$24,535	$23,557	$97,882
Total interest expense	14,905	15,172	14,488	13,413	57,978

Net interest income	9,909	9,804	10,047	10,144	39,904
Provision for loan losses	703	288	376	964	2,331

Net interest income after provision for losses	9,206	9,516	9,671	9,180	37,573
Noninterest income	2,747	2,921	2,553	231	8,452
Noninterest expense	7,210	7,288	7,122	7,003	28,623

Income before income taxes	4,743	5,149	5,102	2,408	17,402
Income tax expense	1,094	1,579	1,576	350	4,599

Net income	$3,649	$3,570	$3,526	$2,058	$12,803

Net income per common share:
Basic	$0.65	$0.65	$0.65	$0.38	$2.33
Diluted	$0.65	$0.64	$0.64	$0.38	$2.31

Notes to Consolidated Financial Statements — (Continued)

Note N —	Parent Company Condensed Financial Statements
(Dollar amounts in thousands)

The condensed balance sheets and statements of income and cash flows for Parkvale Financial Corporation as of June 30, 2009 and 2008 and the years then ended are presented below. PFC’s primary subsidiary is Parkvale Savings Bank (“PSB”).

Statements of Financial Condition	2009	2008

Assets:
Investment in PSB	$172,292	$130,267
Cash	2,790	209
Other equity investments	574	1,458
Other assets	433	—
Deferred taxes	220	925

Total assets	$176,309	$132,859

Liabilities and Shareholders’ Equity:
Accounts payable	$75	$22
Term debt	25,000	—
Dividends payable	474	1,206
Shareholders’ equity	150,760	131,631

Total liabilities and shareholders’ equity	$176,309	$132,859

Statements of Operations	2009	2008	2007

Dividends from PSB	$1,950	$17,050	$33,560
(Loss) gain on sale of assets	(1,376)	(1,714)	114
Other income	200	360	265
Operating expenses	(1,002)	5	(2,285)

Income before equity in undistributed earnings of subsidiary	(228)	15,701	31,654
Equity in undistributed income (loss) of PSB	(9,314)	(2,898)	(18,229)

Net income (loss)	$(9,542)	$12,803	$13,425

Notes to Consolidated Financial Statements — (Continued)

	Year ended June 30,
Statements of Cash Flows	2009	2008	2007

Cash flows from operating activities:
Management fee income received	$144	$144	$144
Dividends received	1,950	17,050	33,560
Taxes received from PSB	276	182	1,296
Payment of trust preferred securities	—	(7,200)	(25,000)
Cash paid to suppliers	(797)	(352)	(2,354)

Net cash provided by operating activities	1,573	9,824	7,646

Cash flows from investing activities:
Proceeds of term debt	25,000	—	—
Proceeds of TARP CPP	31,762	—	—
Additional Investment in PSB	(50,000)	—	—
Proceeds from available for sale security sales	368	111	2,450
Purchases of available for sale securities	—	(1,168)	(3,529)

Net cash (used in) provided by investing activities	7,130	(1,057)	(1,079)

Cash flows from financing activities:
Payment for treasury stock	(717)	(4,949)	(2,838)
Allocation of treasury stock to benefit plans	—	838	612
Dividends paid to stockholders	(5,426)	(4,860)	(4,542)
Stock options exercised	21	172	390

Net cash used in financing activities	(6,122)	(8,799)	(6,378)

Net increase (decrease) in cash and cash equivalents	2,581	(32)	189
Cash and cash equivalents at beginning of year	209	241	52

Cash and cash equivalents at end of year	$2,790	$209	$241

Net income	($9,542)	$12,803	$13,425
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) income of PSB	9,314	2,898	18,229
Taxes received from PSB	276	182	1,296
Decrease of trust preferred securities	—	(7,200)	(25,000)
(Increase) in other assets	1,482	793	(526)
Decrease (increase) in accrued expenses	43	348	222

Net cash (used in) provided by operating activities	$1,573	$9,824	$7,646

Note O —	Fair Value of Financial Instruments
(Dollar amounts in thousands)

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to July 1, 2009. In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active, which clarifies the application of FAS 157 in a market that is not active. Effective July 1, 2008, the Company adopted FAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FAS No. 157 established a hierarchal disclosure framework associated with the level of pricing

Notes to Consolidated Financial Statements — (Continued)

observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2009 by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale security portfolio and other than temporarily impaired (“OTTI”) held to maturity securities which are measured at fair value using quoted market prices for identical assets (if available) are classified within Level I of the valuation hierarchy. OTTI held to maturity investments without quoted market prices are classified within Level III of the valuation hierarchy. The impairment charges recognized in 2009 reduced the carrying value of the OTTI securities to their market values using financial models or discounted cash flow models. Mortgage loans held for sale which are valued using significant other observable inputs employed by certified appraisers for similar assets are classified within Level II of the valuation hierarchy. Interest rate swaps are fair valued using other financial instruments.

	Level I	Level II	Level III	Total

Assets:
Available for sale securities	$23,505	—		$23,505
Mortgage loans held for sale	—	257	—	257
Interest rate swaps	—	326	—	326

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2009. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total

Assets Measured on a Nonrecurring Basis:
OTTI — Held to maturity trust preferred securities	$112	—	$3,074	$3,186
OTTI — Held to maturity non-agency CMO			390	390
Impaired loans	—	—	247	247

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

Notes to Consolidated Financial Statements — (Continued)

Interest-Earning Deposits in Other Banks:  The carrying amount of other overnight interest-bearing balances approximates fair value.

Investments and Mortgage-Backed Securities:  The fair values of investment securities are obtained from the Interactive Data Corporation pricing service and various investment brokers for securities not available from public sources. Prices on certain trust preferred securities were calculated using a spread model based on their current credit ratings when market quotes were not available. See Note B for additional information on investment securities.

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

Advances from Federal Home Loan Bank: Fair value is determined by discounting the advances using estimated incremental borrowing rates for similar types of borrowing arrangements.

Term Debt: Fair Value is determined by discounting the securities using estimated incremental borrowing rates for similar types of borrowing arrangements.

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

	2009		2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets:
Cash and noninterest-earning deposits	$15,381	$15,381	$18,692	$18,692
Federal funds sold	150,510	150,510	86,000	86,000
Interest-earning deposits in other banks	3,899	3,899	7,252	7,252
Investment securities	251,380	285,012	222,275	245,969
Mortgage-backed securities	210,870	241,058	192,925	198,406
Loans receivable	1,154,459	1,125,886	1,227,870	1,216,914
CSV of BOLI	24,188	24,188	23,086	23,086

Financial Liabilities:
Checking, savings and money market accounts	$621,967	$621,967	$602,136	$602,136
Certificates of deposit	900,017	878,433	884,509	878,956
Advances from Federal Home Loan Bank	199,156	186,202	199,094	191,430
Term Debt	24,673	25,000	—	—
Commercial investment agreements	20,136	21,261	20,554	21,965

Off-Balance Sheet Instruments Loan Commitments	$13	$—	$6	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15e and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are designed to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of June 30, 2009, based on management’s assessment, the Company’s internal control over financial reporting was effective.

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

September 9, 2009

Report Of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Parkvale Financial Corporation:

We have audited Parkvale Financial Corporation and subsidiaries internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Parkvale Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Parkvale Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Parkvale Financial Corporation and subsidiaries as of June 30, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and our report dated September 9, 2009 expressed an unqualified opinion.

Parente Randolph, LLC

Pittsburgh, Pennsylvania
September 9, 2009

Item 9B.	Other Information.

None.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein with respect to directors and executive officers of PFC and the Bank is incorporated by reference from pages 7 to 10 of the definitive proxy statement of the Corporation for the 2009 Annual Meeting of Stockholders, which is expected to be filed on or before September 14, 2009 (the “definitive proxy statement”).

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

The information required herein is incorporated by reference from pages 13 to 32 of the definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from pages 5 to 6 of the definitive proxy statement.

The following table provides Equity Compensation Plan information as of June 30, 2009 with respect to shares of Parkvale Common Stock that may be issued under our existing equity compensation plans, which consists of the 1993 Directors’ Stock Option Plan, the 1993 Key Employee Stock Compensation Program and the 2004 Stock Incentive Plan.

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted Average	Future Issuance under
	to be Issued upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities
	Warrants and Rights(a)	and Rights(b)	Reflected in Column(a))(c)

Equity compensation plans approved by security holders	316,250	$23.45	104,500
Equity compensation plans not approved by security holders	—	—	—
Warrants	376,327	12.66	—

Total	692,577	$17.59	104,500

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 7, 10 to 12, 17 to 22 and page 32 of the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.

The information required herein is incorporated by reference from pages 34 and 35 of the definitive proxy statement.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The following information is filed in the Items of this Form 10-K indicated below. Selected Financial Data	Item 6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	Item 7
Management’s Report on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	Item 8
Consolidated Statements of Financial Condition at June 30, 2009 and 2008	Item 8
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2009	Item 8
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2009	Item 8
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended June 30, 2009	Item 8
Notes to Consolidated Financial Statements	Item 8

(a) (2) Financial Statements Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

No.	Exhibits	Reference

3.1	Articles of Incorporation	A
	Amendment to Articles of Incorporation	D
3.2	Amended and Restated Bylaws	D
4	Common Stock Certificate	A
10.1	1993 Key Employee Stock Compensation Program	B
10.2	1993 Directors’ Stock Option Plan	E
10.3	Amended and Restated 2004 Stock Incentive Plan	D
10.4	Consulting Agreement with Robert D. Pfischner	C
10.5	Amended and Restated Employment Agreement with Robert J. McCarthy, Jr.	D
10.6	Amended and Restated Change in Control Severance Agreement with Timothy G. Rubritz	D
10.7	Amended and Restated Change in Control Severance Agreement with Gail B. Anwyll	D
10.8	Amended and Restated Change in Control Severance Agreement with Thomas R. Ondek	D
10.9	Amended and Restated Executive Deferred Compensation Plan	D
10.10	Amended and Restated Supplemental Executive Benefit Plan	D
10.11	Form of Letter Agreement and Amendment to Executive Compensation and Benefit Plans
22	Subsidiaries of Registrant Reference is made to Item 1. Business — Subsidiaries for the required information
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No.	Exhibits	Reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 31 C.F.R. section 30.15

A	Incorporated by reference to the Registrant’s Form 8-B filed with the SEC on January 5, 1989.

B	Incorporated by reference, as amended, to Form S-8 at File No. 33-98812 filed by the Registrant with the SEC on November 1, 1995.

C	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 28, 1994.

D	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on December 28, 2007.

E	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 24, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVALE FINANCIAL CORPORATION

By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
Director, President and Chief Executive Officer

Date: September 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr. Robert J. McCarthy, Jr. Director, President and Chief Executive Officer	September 9, 2009 Date

/s/ Timothy G. Rubritz Timothy G. Rubritz Vice President — Treasurer (Chief Financial & Accounting Officer)	September 9, 2009 Date

/s/ Robert D. Pfischner Robert D. Pfischner, Chairman of the Board	September 9, 2009 Date

/s/ Fred P. Burger, Jr. Fred P. Burger, Jr., Director	September 9, 2009 Date

/s/ Andrea F. Fitting Andrea F. Fitting, Director	September 9, 2009 Date

/s/ Stephen M. Gagliardi Stephen M. Gagliardi, Director	September 9, 2009 Date

/s/ Patrick J. Minnock Patrick J. Minnock, Director	September 9, 2009 Date

/s/ Harry D. Reagan Harry D. Reagan, Director	September 9, 2009 Date