Form 10-Q
period 2009-09-30
PARKVALE FINANCIAL CORP
filed 2009-11-05
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on November 4, 2009 was $8.95 per share.
Number of shares of Common Stock outstanding as of November 4, 2009 was 5,427,695.

PARKVALE FINANCIAL CORPORATION
INDEX

Page
Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of September 30, 2009 and June 30, 2009	3

Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008	4

Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008	5-6

Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2009	6

Notes to Unaudited Interim Consolidated Financial Statements	7-21

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.
Controls and Procedures	31-32

Part II — Other Information	32-33

Signatures	33

Exhibits	34-36
EX-31.1
EX-31.2
EX-32.1

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$16,195	$15,381
Federal funds sold	166,866	150,510

Cash and cash equivalents	183,061	165,891
Interest-earning deposits in other banks	542	3,899
Investment securities available for sale (cost of $21,218 at September 30 and $22,041 at June 30)	22,513	23,505
Investment securities held to maturity (fair value of $464,143 at September 30 and $438,745 at June 30)	524,442	504,029
Loans, net of allowance of $19,484 at September 30 and $17,960 at June 30	1,071,611	1,108,936
Foreclosed real estate, net	6,139	5,706
Office properties and equipment, net	17,862	18,073
Goodwill	25,634	25,634
Intangible assets	3,559	3,786
Prepaid expenses and other assets	47,951	47,647

Total assets	$1,903,314	$1,907,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,518,661	$1,511,248
Advances from Federal Home Loan Bank	186,144	186,202
Term debt	25,000	25,000
Other debt	14,300	21,261
Advance payments from borrowers for taxes and insurance	4,109	7,359
Other liabilities	3,990	5,276

Total liabilities	1,752,204	1,756,346

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid in capital	4,116	4,116
Treasury stock at cost (1,307,199 shares at September 30 and June 30)	(27,314)	(27,314)
Accumulated other comprehensive income (loss)	153	(10)
Retained earnings	135,658	135,471

Total shareholders’ equity	151,110	150,760

Total liabilities and shareholders’ equity	$1,903,314	$1,907,106

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	September 30,
	2009	2008
Interest Income:
Loans	$14,792	$17,582
Investments	5,132	5,735
Federal funds sold	98	503

Total interest income	20,022	23,820

Interest Expense:
Deposits	7,993	10,423
Borrowings	2,711	2,500

Total interest expense	10,704	12,923

Net interest income	9,318	10,897
Provision for loan losses	2,289	1,027

Net interest income after
provision for loan losses	7,029	9,870

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(2,761)	(3,947)
Non-credit related losses recognized in other comprehensive income	—	—
Service charges on deposit accounts	1,652	1,742
Other service charges and fees	367	383
Net gain on sale of assets	1,102	25
Other	543	615

Total noninterest income	903	(1,182)

Noninterest Expense:
Compensation and employee benefits	3,807	4,008
Other occupancy	1,111	1,106
Marketing	67	169
FDIC insurance	568	61
Office supplies, telephone and postage	470	461
Other	1,569	1,291

Total noninterest expense	7,592	7,096

Income before income taxes	340	1,592
Income tax expense (benefit)	(515)	487

Net income	855	1,105
Less: Preferred stock dividend	397	—

Income to common shareholders	$458	$1,105

Net income per common basic share	$0.08	$0.20
Net income per common diluted share	$0.08	$0.20

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Interest received	$20,196	$23,860
Loan fees received (premiums paid)	149	111
Disbursements of student loans	—	(19)
Other fees and commissions received	2,284	2,451
Interest paid	(10,749)	(13,000)
Cash paid to suppliers and others	(8,403)	(10,168)
Income taxes paid	—	(1,201)

Net cash provided by operating activities	3,477	2,034

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	1,405	1,039
Proceeds from maturities of investment securities	69,454	23,312
Purchase of investment securities available for sale	(273)	—
Purchase of investment securities held to maturity	(91,301)	(14,047)
Redemption (purchase) of deposits in other banks	3,357	(1,197)
Sales of loans	7,293	—
Principal collected on loans	72,177	50,699
Loans made to customers, net of loans in process	(44,897)	(34,050)
Other	(49)	(47)

Net cash provided by investing activities	17,166	25,709

Cash flows from financing activities:
Net increase (decrease) in checking and savings accounts	23,146	(5,379)
Net (decrease) in certificates of deposit	(15,734)	(5,907)
Repayment of FHLB advances	(7)	(5,006)
Net (decrease) in other borrowings	(6,960)	(3,393)
Decrease in borrowers’ advances for taxes and insurance	(3,250)	(2,989)
Cash dividends paid	(668)	(1,206)
Proceeds from exercise of stock options	—	21

Net cash (used in) financing activities	(3,473)	(23,859)

Net increase in cash and cash equivalents	17,170	3,884
Cash and cash equivalents at beginning of period	165,891	104,692

Cash and cash equivalents at end of period	$183,061	$108,576

Reconciliation of net income to net cash provided by operating activities:

	Three months ended
	September 30,
	2009	2008
Net income	$855	$1,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	486	508
Accretion and amortization of loan fees and discounts	27	(717)
Loan fees collected and deferred	31	(10)
Provision for loan losses	2,289	1,027
Net writedown (gain) on sale of securities	1,659	3,922
Decrease in accrued interest receivable	705	761
(Increase) in other assets	(1,282)	(1,293)
Increase (decrease) in accrued interest payable	11	(26)
(Decrease) in other liabilities	(1,304)	(3,243)
Total adjustments	2,622	929

Net cash provided by operating activities	$3,477	$2,034

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are sold for one-day periods. Loans transferred to foreclosed assets aggregated $1.2 million for the three months ended September 30, 2009 and $3.8 million for the three months ended September 30, 2008.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders'
	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Equity

Balance, June 30, 2009	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760
Net income, three months ended September 30, 2009						855	855
Accumulated other comprehensive Income (loss):
Change in swap liability					(281)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $1,263					2,197
Reclassification adjustment, net of taxes of $(1,008)					(1,753)		163

Comprehensive income (loss)							1,018
Dividends declared on common stock at $0.05 per share						(271)	(271)
Dividends on preferred stock						(397)	(397)

Balance, September 30, 2009	$31,762	$6,735	$4,116	($27,314)	153	$135,658	$151,110

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
STATEMENTS OF OPERATIONS
The statements of operations for the three months ended September 30, 2009 and 2008 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for fiscal 2010. The Annual Report on Form 10-K for the year ended June 30, 2009 contains additional information and should be read in conjunction with this report.
SUBSEQUENT EVENTS
The Corporation evaluated subsequent events and transactions for recognition or disclosure through November 5, 2009, the date the financial statements were reviewed for filing.
LOANS

	September 30, 2009	June 30, 2009
Loans are summarized as follows:
Mortgage loans:
Residential:
1-4 Family	$692,447	$726,586
Multifamily	31,703	34,216
Commercial	115,096	114,827
Other	14,150	14,806

	853,396	890,435
Consumer loans	187,159	185,818
Commercial business loans	43,720	44,602
Loans on savings accounts	5,731	5,031

	1,090,006	1,125,886
Less: Loans in process	5	60
Allowance for loan losses	19,484	17,960
Unamortized premiums and deferred loan fees	(1,094)	(1,070)

Loans, net	$1,071,611	$1,108,936

Included in the $853,396 of mortgage loans are $172 of mortgage loans that are classified as held-for-sale. At September 30, 2009, the market value of these loans approximated $172.
Please refer to the “Fair Value” Note and “Nonperforming Loans and Foreclosed Real Estate” section of Management’s Discussion and Analysis for additional information regarding impaired and delinquent loans.
The following summarizes the allowance for loan loss activity for the three-month period ended September 30:

	2009	2008
Beginning balance	$17,960	$15,249
Provision for losses — mortgage loans	2,246	837
Provision for losses — consumer and commercial loans	43	190
Loans recovered	9	7
Loans charged off	(774)	(1,231)

Ending balance	$19,484	$15,052

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
COMPREHENSIVE INCOME
Sources of comprehensive income not included in net income are unrealized gains and losses on certain investments in equity and mortgage-backed securities and swaps on interest rate contracts. For the three months ended September 30, 2009 and 2008, total comprehensive net income amounted to $1,018 and $812, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS
In September 2006, the FASB issued enhanced guidance for using fair value to measure assets and liabilities. Effective July 1, 2008, the Company adopted ASC 820, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. ASC 820 established a hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by ASC 820 hierarchy are as follows:

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

This hierarchy requires the use of observable market data when available. The adoption of ASC 820 did not have a significant impact on the Company’s financial position or results of operations.
The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2009 by level within the fair value hierarchy. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale security portfolio and other than temporarily impaired (“OTTI”) held to maturity securities which are measured at fair value using quoted market prices for identical assets (if available) are classified within Level I of the valuation hierarchy. OTTI held to maturity investments without quoted market prices are classified within Level III of the valuation hierarchy. The impairment charges recognized in the September 2009 quarter reduced the carrying value of two OTTI securities to zero, which was their market values using discounted cash flow models. Mortgage loans held for sale, which are valued using significant other observable inputs employed by certified appraisers for similar assets, are classified within Level II of the valuation hierarchy. Interest rate swaps are fair valued using other financial instruments.

	Level I	Level II	Level III	Total
Available for Sale — Measured on a recurring basis Assets:
Available for sale securities	$22,513	—	—	$22,513
Mortgage loans held for sale	—	172	—	172
Liability: Interest rate swaps	—	45	—	45

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2009. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
OTTI — Held to maturity trust preferred securities	$190	—	$1,311	$1,501
OTTI — Held to maturity Non Agency CMO securities	—	—	352	352
Impaired loans	—	—	3,496	3,496
Fair Value of Financial Instruments ASC 820 requires the determination of fair value for certain assets, liabilities and contingent liabilities. The carrying amount approximates fair value for the following categories:
Cash and Noninterest-Bearing Deposits, which includes noninterest-bearing demand deposits
Federal Funds Sold
Interest-Earning Deposits in Other Banks
Accrued interest
Cash Surrender Value (CSV) of Bank Owned Life Insurance (BOLI)
Commercial Investment Agreements
The following methods and assumptions were used to estimate the fair value of other classes of financial instruments as of September 30 and June 30, 2009.
Investments and Mortgage-Backed Securities: The fair values of investment securities are obtained from the Interactive Data Corporation pricing service and various investment brokers for securities not available from public sources. Prices on certain trust preferred securities were calculated using a cash flow model discounted using current LIBOR plus a market spread for longer term securities as permitted for Level III assets when market quotes were not available. See accompanying notes for additional information on investment securities.
Loans Receivable: Fair values were estimated by discounting contractual cash flows using interest rates currently being offered for loans with similar credit quality adjusted for prepayment assumptions.
Deposit Liabilities: For checking, savings and money market accounts, fair value is the amount payable on demand at the balance sheet date. The fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits of similar remaining maturities.
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Off-Balance-Sheet Instruments: Fair value for off-balance-sheet instruments (primarily loan commitments) are estimated using internal valuation models and are limited to fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Unused consumer and commercial lines of credit are assumed equal to the outstanding commitment amount due to the variable interest rate attached to these lines of credit
The following table presents additional information about financial assets and liabilities measured at fair value:

	September 30, 2009		June 30, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets:
Cash and non-interest-earning deposits	$16,195	$16,195	$15,381	$15,381
Federal funds sold	166,866	166,866	150,510	150,510
Interest-earning deposits in other banks	542	542	3,899	3,899
Investment securities, excluding mortgage-backed securities	288,336	323,185	251,380	285,012
Mortgage-backed securities	198,320	223,770	210,870	241,058
Loans receivable, gross of allowances	1,119,992	1,090,006	1,154,459	1,125,886
Accrued interest receivable	6,312	6,312	7,017	7,017
CSV of BOLI	24,466	24,466	24,188	24,188

Financial Liabilities:
Checking, savings and money market accounts	$640,925	$640,925	$621,967	$621,967
Certificates of deposit	885,606	863,213	900,017	878,433
Accrued interest payable	11,227	11,227	11,713	11,713
Advances from Federal Home Loan Bank	199,735	186,144	199,156	186,202
Term debt	24,955	25,000	24,673	25,000
Commercial investment agreements	14,300	14,300	20,136	21,261
Off-balance sheet loan instruments	$150	—	$13	—
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Other-than Temporary Impairments
All available-for-sale and held-to-maturity securities are evaluated for other than temporary impairment in accordance with US GAAP on a quarterly basis. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the discounted cash flow analysis, when appropriate and (4) the intent and ability of Parkvale to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the risk of future other-than-temporary impairment may be influenced by a reduction or elimination of dividends, interest deferrals, deterioration in investment ratings, a prolonged recession in the U.S. economy and additional declines in real estate values.
When an impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within non-interest income in the consolidated statement of income.
When an impairment of a debt security is considered to be other-than-temporary, the amount of the OTTI is separated into the amount representing credit loss and the amount representing other factors. A debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income (“OCI”), net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The treatment for debt securities is consistent with ASC 320 Recognition and Presentation of Other-Than-Temporary Impairment, which was updated and adopted by the Corporation in the quarter ended June 30, 2009.
At September 30, 2009 and June 30, 2009, the following comprises Parkvale’s investment portfolio:
Available for Sale Investments

	September 30, 2009		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB of Pittsburgh stock	$14,099	$14,099	$13,826	$13,826
Preferred stocks:
FHLMC Series M Pfd	20	105	20	49
FHLMC Series S Pfd	30	123	30	73
Bank of America Corp Pfd Series J	1,096	2,169	2,192	3,680
Mutual Funds — ARM mortgages	5,500	5,310	5,500	5,302
Common equities	473	707	473	575

	$21,218	$22,513	$22,041	$23,505

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)

	September 30, 2009		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held to Maturity Investments
U.S. Government and agency obligations	$155,550	$156,866	$108,682	$109,719
Municipal obligations	16,996	17,506	19,165	19,365
Corporate debt:
Short to medium term corporate debt	52,568	53,783	57,464	57,848
Pooled trust preferred securities	66,198	30,298	68,306	34,456
Individual trust preferred securities	9,360	7,370	9,354	6,487
Mortgage-backed securities:
Agency	58,090	58,788	63,367	63,811
Agency Collateralized Mortgage Obligations (“CMOs”)	1,458	1,501	1,540	1,558
CMOs — non agency	164,222	138,031	176,145	145,496

	$524,442	$464,143	$504,029	$438,745

Liquidity concerns in the financial markets have made it difficult to obtain reliable market quotations on some infrequently traded securities that are held to maturity. Corporate debt has been valued using financial models permitted by guidance in ASC 820 for Level III (see Fair Value Note) assets as active markets did not exist at September 30, 2009 and June 30, 2009 to provide reliable market quotes. The assets included in Level III relate to pooled trust preferred securities. The trust preferred market has been severely impacted by the deteriorating economy and the lack of liquidity in the credit markets.
The chart below includes all OTTI charges as realized losses when such securities were written down to fair value. The unrealized losses on the remaining investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets. Based on the credit-worthiness of the issuers and discounted cash flow analyses, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired. The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009:

	Less than 12 months		Greater than 12 months
	Of unrealized losses		of unrealized losses		Total
Available for Sale Investments	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mutual funds	—	—	$4,792	$208	$4,792	$208
Common equities	$282	$18	—	—	282	18

Held to Maturity Investments
U.S. Government and agency obligations	45,163	199	—	—	45,163	199
Municipal obligations	—	—	933	67	933	67
Short to medium term corporate debt	—	—	2,833	9	2,833	9
Pooled trust preferred securities	2,090	4,106	28,208	31,794	30,298	35,900
Individual trust preferred securities	—	—	4,330	2,257	4,330	2,257
Mortgage-backed securities — agency	—	—	94	1	94	1
Mortgage-backed securities Non agency CMOs	51,034	9,524	58,435	18,499	109,469	28,023

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Available for sale securities.
FHLB of Pittsburgh Stock. The FHLB of Pittsburgh historically paid quarterly cash dividends on its capital stock, with the last payment on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments that normally would have been paid in 2009 in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. Parkvale’s investment in the FHLB of Pittsburgh was $14,099 at September 30, 2009 and is valued at the par issue amount of $100 per share. Based on current information provided by the FHLB, this investment is not considered impaired at September 30, 2009 as it is expected to pay future dividends and is believed to be worth par value.
Preferred Stocks. At September 30, 2009, Parkvale had investments in three different preferred stocks. Investments in FHLMC preferred stock recognized writedowns aggregating $4,213 during the June 2008, September 2008 and March 2009 quarters, since FHLMC financial projections were poor and showed difficulty in covering debt service costs. The amortized cost and fair value of the FHLMC preferred stocks aggregated $50 at March 31, 2009. The fair value of FHLMC preferred stock improved in the June 30, 2009 and September 30, 2009 quarters as disclosed in the table on the preceding table.
Mutual Funds. Parkvale has investments in two adjustable rate mortgage mutual funds with an aggregate amortized cost of $5,500 at September 30, 2009. The larger of the two investments, which had a fair value of $4,792 at September 30, 2009, has had an unrealized loss in excess of one year, with the loss amounting to $208 at both September 30, 2009 and June 30, 2009.
Common Equities. At September 30, 2009, Parkvale had investments in nine different common equities, which had an aggregate amortized cost of $473. None of the common equities had an unrealized loss in excess of one year at September 30, 2009. Two common equities having an aggregate amortized cost of $282 at September 30, 2009 (net of writedowns aggregating $1,401 recorded during the March 2009 and December 2008 quarters) are considered to have an aggregate loss of less than one year.
General. Parkvale evaluated the near-term prospects of the issuers of the preferred stocks, mutual funds and common equities in relation to the severity and duration of the impairment. Based on these evaluations and Parkvale’s ability to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of these investments to be other-than-temporarily impaired at September 30, 2009.
Held to maturity securities.
U.S. Government and Agency Obligations. At September 30, 2009, the $156,866 fair value of Parkvale’s investments in U.S. Government and Agency obligations was more than the $155,550 book value of such investments. Certain of these investments show unrealized losses of less than one year at the balance sheet date. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Parkvale intends to hold these securities to the contractual maturity of such investments.
Trust Preferred Securities. Trust preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks. Most of the Corporation’s investments in trust preferred securities are of pooled issues, each made up of 30 or more companies with geographic and size diversification. Unless otherwise noted, the Corporation’s pooled

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
trust preferred securities are substantially secured by bank and thrift holding companies (approximately 85% in the aggregate) and by insurance companies (approximately 15% in the aggregate). No single company represents more than 5% of any individual pooled offering. While certain companies are in more than one pool, no single company represents more than a 5% interest in the aggregate pooled investments. The pooled trust preferred investments were all investment grade at purchase with an initial average investment grade rating of A. As a result of the overall credit market and the number of underlying issuers deferring interest payments, as well as issuers defaulting, the rating agencies have downgraded the securities to below investment grade to an average rating of Ca as of September 30, 2009. All of these investments are classified as held to maturity.
A significant portion of the Corporation’s unrealized losses primarily relate to investments in trust preferred securities, which consists of single issuer and pooled securities. The portfolio of trust preferred collateralized debt obligations consists of 17 pooled issues and 9 single issue securities. The single issuer securities are primarily from Pennsylvania regional banks. Investments in pooled securities are primarily mezzanine tranches, except for 2 investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches.
At September 30, 2009, the 17 pooled trust preferred securities have an amortized cost basis of $66,198 and an estimated fair value of $30,298, while the single-issuer trust preferred securities have an amortized cost basis of $9,360 and an estimated fair value of $7,370. The unrealized losses on the trust preferred securities at September 30, 2009, which aggregated $35,900 on the pooled securities and $1,990 on the individual securities, are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.
At September 30, 2009, as permitted by the debt instruments, there are 12 pooled trust preferred securities that have for one reason or another chosen to defer payments. Interest payments for eight of the pooled trust preferred offerings were deferred, with these pooled offerings having an aggregate carrying value of $34,465 (after a writedown of $218 during the March 2009 quarter), with the deferred payments aggregating $1,167. Such deferred payments were not included in interest income. Four pooled trust preferred offerings with an aggregate carrying value of $15,040 had interest payments aggregating $79 capitalized through September 2009 as permitted by the investment agreements. These four investments are projected to resume interest payments within one year.
Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments and as such, it is expected that the remaining trust preferred securities will not be settled at a price less than the current carrying value of the investments. The Corporation has concluded from detailed analysis performed as of September 30, 2009 that it is probable that all contractual principal and interest payments will be collected on all of its single-issuer and pooled trust preferred securities, except for those on which OTTI was recognized.
Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, Parkvale does not consider these assets to be other-than-temporarily impaired at September 30, 2009. However, continued interest deferrals and/or insolvencies by participating issuers could result in a further writedown of one or more of the trust preferred investments in the future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table provides information relating to the Corporation’s trust preferred securities as of September 30, 2009.

										Expected
										Defaults (%	Excess
										of	Subordination
						Lowest		Actual	Actual	performing	(as a % of
	Note	Par	Book	Fair	Unrealized	Credit	# of	Default %	Deferral	collateral)	performing
Deal	Class	Value	Value	Value	Gain (Loss)	Ratings	Issuers	(1)	% (1) (2)	(3)	collateral) (4)
Pooled Investments
P1	C1	5,000	5,000	1,929	(3,071)	Ca	81	14.9%	12.0%	3.6%	13.8%
P2	A2A	5,000	4,533	1,433	(3,100)	BB	79	11.8%	10.5%	6.1%	37.9%
P3	C1	4,592	4,376	2,024	(2,352)	Ca	85	9.0%	7.8%	1.8%	7.0%
P4	C1	5,058	4,718	2,057	(2,661)	C	72	8.0%	11.2%	5.4%	5.6%
P5	C1	5,000	4,933	1,891	(3,042)	Ca	93	7.9%	12.5%	3.7%	7.0%
P6	C1	3,075	3,075	1,358	(1,717)	Ca	65	19.1%	10.8%	1.6%	21.5%
P8	C	3,219	2,903	1,083	(1,820)	Ca	52	10.7%	14.6%	7.5%	17.1%
P9	B	2,008	1,662	656	(1,006)	Ca	54	8.7%	15.2%	11.1%	28.2%
P10	B1	5,000	4,833	2,930	(1,903)	B2	25	5.8%	0.0%	4.3%	37.7%
P11 (5)	Mezz	1,500	1,405	1,311	(94)	Ca	35	8.4%	19.5%	3.9%	0.0%
P12	B2	1,000	1,000	573	(427)	Ca	49	7.3%	18.2%	2.7%	16.4%
P13	B	3,909	3,753	1,240	(2,513)	Caa3	55	6.6%	10.8%	2.8%	9.2%
P14	A1	4,811	4,415	2,725	(1,690)	BB	64	8.3%	11.7%	6.8%	42.8%
P15	B	5,000	5,000	2,348	(2,652)	Caa3	34	2.0%	24.6%	4.7%	9.5%
P16	C1	5,000	4,930	2,666	(2,264)	C	49	9.2%	12.6%	3.0%	16.4%
P17	C1	5,000	4,970	2,536	(2,434)	C	43	11.4%	13.9%	0.0%	16.7%
P18	D	5,058	4,692	1,538	(3,154)	C	63	6.6%	13.8%	4.5%	5.1%
Subtotal	17	69,230	66,198	30,298	(35,900)

Single Issuer Investments
S1	N/A	1,000	924	580	(344)	BB-	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,967	1,262	(705)	BB-	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,761	1,817	(944)	A1	1	0.0%	0.0%	0.0%
S4	N/A	500	443	205	(238)	BB	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,006	1,092	86	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	713	734	21	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	492	466	(26)	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	1,024	24	BBB-	1	0.0%	0.0%	0.0%
S9 (5)	N/A	500	54	190	136	NR	1	0.0%	100.0%	0.0%
Subtotal	9	10,229	9,360	7,370	(1,990)

Grand total of Trust Preferred holdings		79,459	75,558	37,668	(37,890)
The above listings do not include 6 trust preferred investments written off in the March, June and September 2009 quarters.

Notes:

(1)	As a percentage of the original collateral.

(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.

(3)	Expected additional defaults are determined by an analysis of the collateral for each security. The total expected additional defaults are then generally applied over a three year period with 50% projected to occur in year 1, 30% in year 2, and 20% in year 3.

(4)	Excess subordination represents the additional defaults in excess of actual deferrals and defaults that the CDO can absorb before the security class experiences a shortfall in principal or interest due. To the extent the Bank’s security was purchased at a discount, the Bank’s excess subordination is greater than the CDO security class at par.

(5)	Book value reduced in March 2009 for OTTI to fair value at March 31, 2009.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Non agency CMOs. The CMO non agency securities of $164,222 are supported by underlying collateral that was originated as follows at September, 30, 2009:

Year originated	Book Value	Fair Value
2003	$17,521	$18,073
2004	23,187	19,661
2005	81,133	71,212
2006	22,406	14,030
2007	0	0
2008	13,115	8,427
2009	6,860	6,627

	$164,222	$138,031

The above CMO portfolio at September 30, 2009 contains investments that were all rated AAA at the time of purchase. The cost and fair value by their latest investment rating at September 30, 2009 is as follows:

	Book Value	Fair Value
AAA by Moody’s, S&P, or Fitch	$60,520	$59,893
AA by Moody’s or S&P	12,158	11,377
A by Moody’s, S&P, or Fitch	40,166	34,756
BBB by Moody’s or Fitch	22,359	15,044
BB by Fitch	3,754	990
CCC by S&P or Fitch	16,812	11,489
CC by Fitch	8,452	4,483

	$164,222	$138,031

To date, all such securities have made scheduled payments of principal and interest on a timely basis with additional collateral provided by support tranches in these structured debt obligations.
General. At September 30, 2009, Parkvale has unrealized losses that are greater than one year aggregating $52,627 on held to maturity securities. These unrealized losses over one year primarily relate to investments in pooled and individual trust preferred securities and non-agency CMOs as detailed in the preceding tables. The unrealized losses relate to interest rate changes, higher spreads to treasuries at September 30, 2009 compared to the purchase dates and concerns of future bank failures. Of the above amounts, short to medium term corporate debt unrealized loss relate to one corporate bond for $2,842, representing $2,833 of fair value with $9 of unrealized losses. Pooled trust preferred securities with unrealized losses for more than 12 months relate to 15 pooled trust preferred securities aggregating $60,002, representing $28,208 of fair value with $31,794 of unrealized losses. Individual trust preferred securities with unrealized losses for more than 12 months relate to 5 individual securities aggregating $6,587, representing $4,330 of fair value with $2,257 of unrealized losses.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Other-Than-Temporary- Impairment
Securities with a remaining carrying value as of September 30, 2009 that have incurred OTTI charges are summarized as follows:

	Unadjusted	OTTI	OTTI	09/30/09	09/30/09
	Carrying	Charge to	charge to	Carrying	Fair
Security	Value	earnings	OCI	Value	Value
Non Agency CMO	2,115	1,052	714	349	352
Pooled trust preferred security	1,623	218		1,405	1,311
Individual trust preferred security	500	446		54	190
The following chart shows the balance of other comprehensive income charges related to fair value:

	Trust preferred securities	Non Agency CMO
Balance at June 30, 2009	$552	$714

Total losses — realized/unrealized	2,761
Included as a charge to earnings	2,761
Change to other comprehensive income	(552)

Balance at September 30, 2009	$—	$714

The amount of securities with OTTI charges to earnings are as follows:

Recorded in March 2009	$14,113
Recorded in June 2009	3,395	$1,052
Recorded in September 2009	2,761

	$20,269	$1,052

The above amounts are categorized as of September 30, 2009 as follows:

Writeoffs no longer reflected as investments	$19,605
Charged to earnings in March 2009
Level 1 - individual TPS	446
Level III — Pooled TPS	218
Charged to earnings in June 2009
Level III — Non Agency CMO		1,052
During fiscal 2009, certain investments considered to be other than temporarily impaired were written down to fair value with a net charge to earnings of $28,303, with additional charges in the September 2009 quarter of $2,761. All of the OTTI charges related to trust preferred securities during the March, June and September 2009 quarters were considered to be credit impairments. The OTTI charges in the March 2009 quarter were $14,113, with additional charges in June 2009 of $3,395. Write-downs were based on individual securities’ credit performance and the issuer’s ability to make its contractual principal and interest payments. Should credit quality continue to deteriorate, it is possible that additional write-downs may be required. Based on the credit worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than temporarily impaired at September 30, 2009.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Management believes trust preferred valuations have been negatively affected by an inactive market and concerns that the underlying banks and insurance companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns. When evaluating these investments, we determine a credit portion and a noncredit portion of the impairment. The credit portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of the credit related portion of the impairment for these securities. Our pooled trust preferred collateralized debt obligations are measured for other than temporary impairment within the scope of US GAAP, by determining whether it is probable that an adverse change in estimated cash flows has occurred. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related impairment exists.
Management’s estimates and results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and insurance companies (“issuer”) and determination of probability of default of the underlying collateral. Changes in the variable assumptions could produce different conclusions for each security. The following provides additional information for each of these variables.
•	Estimate of future cash flows — cash flows are constructed on Intex software. Intex is a proprietary software program recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with information from trustee reports, including collateral/hedge agreement/cash flow detail, as it becomes available. A present value analysis is then performed on the modeled cash flows to determine any cash flow shortages to our respective holdings, if any.

•	Credit analysis — A quarterly credit evaluation is performed for each of the issuers comprising the collateral across the various pooled trust preferred securities. The credit evaluation considers all evidence available to us and includes the nature of the issuer’s business and geographic footprint. The analysis focuses on shareholders’ equity, loan loss reserves, non-performing assets, credit quality ratios and capital adequacy.

•	Probability of default — A probability of default is determined for each issuer and is used to calculate the expected impact of future deferrals and defaults in our expected cash flows. Each issuer in the collateral pool is assigned a probability of default with an emphasis on near term probability in the first three years. Issuers currently defaulted are assigned a 100% probability of loss and issuers currently deferring are assigned a probability of loss with recoveries ranging from 0% to 50% projected to begin 2 years after the deferrals began. All other issuers in the pool are assigned a probability of loss ranging from 0% to 80%, with ranges based upon the results of the credit analysis. The probability of loss of 0% is assigned to only the strongest financial institutions. The probability of default is updated quarterly with data provided by trustees and other sources.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued) (Dollar amounts in thousands, except share data)
Management’s estimates of discounted cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on assumptions regarding the timing and amounts of deferrals and defaults that may occur based upon a credit analysis of each issuer, and changes in those assumptions could produce different conclusions for each security. In addition to the above factors, the excess subordination levels for each pooled trust preferred security is calculated. The results of this excess subordination allows management to identify those pools that are a greater risk for a future break in cash flows so that issuers in those pools can be monitored more closely for potential deterioration of credit quality.
GOODWILL AND MARKET VALUATION
Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $9.20 per share at September 30, 2009, which is below the book value of $21.99 at such date. The difference between the market value and the book value at September 30, 2009 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.
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
Based on the above report, management determined that goodwill was not impaired at June 30, 2009 or September 30, 2009. The annual testing of goodwill as required was performed as of June 30, 2009. If Parkvale’s stock continues to trade significantly below its book value and if the multiples in other acquisitions of financial institutions continue to decline, then a goodwill impairment charge may become appropriate in a future quarter.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
EARNINGS PER SHARE (“EPS”)
The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

	2009	2008
Numerator for basic and diluted earnings per share:
Net Income	$855	$1,105
Less: Preferred stock dividend	397	—

Net income to common shareholders	$458	$1,105

Denominator:
Weighted average shares for basic earnings per share	5,427,695	5,482,369
Effect of dilutive stock options	-	3,606

Weighted average shares for dilutive earnings per share	5,427,695	5,485,975

Net income per common share:
Basic	$0.08	$0.20
Diluted	$0.08	$0.20
Dividends per common share	$0.05	$0.22
NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, FASB issued No. FAS 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This statement became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Parkvale adopted this statement in the quarter ended September 30, 2009. All updates after this standard will be referred to as Accounting Standards Updates (“ASU”).
In June 2009, FASB issued ASC 860, an update of Accounting for Transfers of Financial Assets. This statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
and annual reporting periods thereafter. Earlier application is prohibited. This Statement is effective for Parkvale on July 1, 2010. This statement is not expected to have a material effect on the Corporation’s consolidated financial statements.
In June 2009, FASB issued updates to ASC 810 concerning Consolidation. This statement’s objective is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement is effective for Parkvale at July 1, 2010. This statement is not expected to have a material effect on the Corporation’s consolidated financial statements.
Item 2.
PARKVALE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of Parkvale Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The financial statements as of and for the quarter ended September 30, 2009 are unaudited and, as such, are subject to year-end audit review.
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
The Corporation’s critical accounting policies and judgments disclosures are contained in the Corporation’s June 30, 2009 Annual Report filed on September 10, 2009. Management believes that there have been no material changes since June 30, 2009. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.
Valuation allowance on deferred tax assets — during fiscal 2009, a valuation allowance of $3.0 million was recorded against equity writedowns that could be considered capital losses that may not be realizable due to the difficulty in projecting sufficient capital gains in the future to offset such losses. The valuation allowance balance at September 30, 2009 was $1,340,000 as assets subject to the initial write-down in March 2009 were sold with recoveries of $677,000 and $491,000 in the June and September 2009 quarters. No additions to the valuation allowance were considered necessary in the current fiscal period as additional OTTI charges against equities were recorded in this period.

Balance Sheet Data:	September 30,
(Dollar amounts in thousands, except per share data)	2009	2008
Total assets	$1,903,314	$1,828,077
Loans, net	1,071,611	1,181,938
Interest-earning deposits and federal funds sold	167,408	97,449
Total investments	546,955	433,580
Deposits	1,518,661	1,482,400
FHLB advances	186,144	186,372
Shareholders’ equity	151,110	131,258
Book value per share	$21.99	$23.94

	Three Months Ended
	September 30, (1)
Statistical Profile:	2009	2008
Average yield earned on all interest-earning assets	4.45%	5.47%
Average rate paid on all interest-bearing liabilities	2.44%	3.07%
Average interest rate spread	2.01%	2.40%
Net yield on average interest-earning assets	2.07%	2.50%
Other expenses to average assets	1.59%	1.53%
Taxes to pre-tax income	74.28%	30.59%
Dividend payout ratio	59.25%	109.22%
Return on average assets	0.18%	0.24%
Return on average equity	2.26%	3.28%
Average equity to average total assets	7.91%	7.27%

	At September 30,
	2009	2008
One year gap to total assets	9.68%	2.28%
Intangibles to total equity	19.32%	22.93%
Ratio of nonperforming assets to total assets	2.15%	0.90%
Number of full-service offices	48	48

(1)	The applicable income and expense figures have been annualized in calculating the percentages.
Nonperforming Loans and Foreclosed Real Estate:
Loans delinquent 90 days or more, impaired loans and foreclosed real estate (REO) consisted of the following at:

(Dollar amounts in 000's)	9/30/09	6/30/09	12/31/08	9/30/08
Delinquent single-family mortgage loans	$26,247	$21,046	$11,041	$8,264
Delinquent other loans	4,973	3,321	2,334	1,567

Total nonperforming loans	31,220	24,367	13,375	9,831
Total impaired loans	3,495	3,568	508	1,265
Real estate owned, net	6,139	5,706	6,897	5,353

Total	$40,854	$33,641	$20,780	$16,449

A weakening of the national and to a lesser extent local housing sector and credit markets contributed towards an increased level of non-performing assets. Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned in the aggregate represented 2.15%, 1.76%, 1.10% and 0.90% of total assets at the respective balance sheet dates shown above. Such non-performing assets at September 30, 2009 have increased to $40.9 million from $33.6 million at June 30, 2009, which includes $34.7 million of non-accrual loans.
As of September 30, 2009, single-family mortgage loans delinquent 90 days or more include loans aggregating $22.9 million purchased from others and serviced by national service providers with a total of 73 loans and a cost basis ranging from $29,000 to $1.0 million. Of these loans, 17 have a cost basis of $500,000 or greater. The net increase in delinquent single-family loans from June 30 to September 30, 2009 of $5.2 million was primarily due to loans purchased and serviced by others. Management believes that all of these delinquent single-family mortgage loans are adequately collateralized with the exception of 40 loans, which have the necessary related allowances for losses provided.

Other loans 90 days or more delinquent of $5.0 million at September 30, 2009 include $2.5 million of commercial real estate, $1.3 million of commercial loans and $740,000 of consumer loans. The increase in delinquent other loans from June 30 to September 30, 2009 includes a $1.3 million relationship with a now closed medical facility, development loans and an office warehouse. A delinquent multi-family apartment building loan with a $684,000 balance is more than 90 days past due as the borrower declared bankruptcy in response to foreclosure efforts, which management believes this loan is well collateralized. Impaired loans include a commercial real estate loan of $247,000, which is in process of foreclosure and as to which the necessary related allowances for losses have been provided.
In addition to the loans shown in the above table, special mention loans include $33,000 of commercial loans and $56,000 of commercial real estate loans at September 30, 2009, compared to an aggregate of $1.1 million at June 30, 2009 and $4.0 million at September 30, 2008. The special mention loans, while current or less than 90 days past due, have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.
Loans that were 30 to 89 days past due at September 30, 2009 aggregated $14.0 million, including $11.5 million of single-family first lien loans, compared to $21.8 million at June 30, 2009.
Foreclosed real estate of $6.1 million at September 30, 2009 primarily consists of single-family dwellings. Real estate owned includes two unrelated foreclosures of ten and six single family units in residential developments with a net book value of $2.8 million at September 30, 2009. Marketing efforts are underway to sell the units individually with an allowance for completion. Two of the units are under agreement for sales to occur in the December 2009 quarter. At September 30, 2009, foreclosed real estate also includes three commercial real estate properties with an aggregate value of $512,000. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell.
Each of the above categories of loans have been evaluated for the fair values of the collateral, less possible selling and holding costs, with appropriate valuation allowances and reserves provided as deemed necessary by management.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $1.1 million at September 30, 2009 and $825,000 at June 30, 2009. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when it is probable that all contractual amounts due will not be collected. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans as permitted under U.S. GAAP. Parkvale Bank had $3.5 million and $3.6 million of loans classified as impaired at September 30, 2009 and at June 30, 2009. Impaired loans are reported net of allowances of $384,000 at September 30, 2009 and $394,000 at June 30, 2009. The average recorded balance of impaired loans was $3.5 million during the three months ended September 30, 2009. Interest income of $251,000 on impaired loans was not recognized for the three months ended September 30, 2009 compared to $27,000 for the three months ended September 30, 2008.
Allowance for Loan Losses:
The allowance for loan losses was $19.5 million at September 30, 2009, $18.0 million at June 30, 2009 and $15.1 million at September 30, 2008 or 1.79%, 1.60% and 1.26% of gross loans at September 30, 2009, June 30, 2009 and September 30, 2008. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
Parkvale continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Reserves are then established based upon the evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote on page 7. In addition to the $692.4 million of 1-4 family loans, the majority of the consumer loans represent either second mortgages in the form of term loans, home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans or discounted teaser rates on ARM loans. Included in the mortgage portfolio are $209.3 million of interest only mortgage loans as of September 30, 2009. All originated ARM loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or Libor. Adjustable-rate mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. The entire purchased loan portfolio is considered well collateralized and geographically diversifies the portfolio throughout the United States. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. While management believes the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances where economic conditions change and affect the assumptions used in evaluating the adequacy of the allowance for loan losses.
Liquidity and Capital Resources:
Federal funds sold increased $16.4 million or 10.9% from June 30, 2009 to September 30, 2009. Investment securities held to maturity increased $20.4 million or 4.1%, interest-earning deposits in other institutions decreased $3.4 million or 86.1% and loans decreased $37.3 million or 3.4% from June 30, 2009 to September 30, 2009. Deposits increased $7.4 million or 0.5% from June 30, 2009 to September 30, 2009, other debt, primarily overnight commercial borrowings, decreased $7.0 million or 32.7%, escrow for taxes and insurance decreased $3.2 million or 44.2% and other liabilities decreased $1.3 million or 24.4%. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $448.2 million at September 30, 2009. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits
TARP Capital Purchase Program: On October 14, 2008, the United States Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (the “CPP”) under which the Treasury will purchase senior preferred shares from qualifying financial institutions. The plan is part of the $700 billion Emergency Economic Stabilization Act signed into law in October 2008.
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
Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. As of September 30, 2009, the Corporation did not meet the terms of the financial covenants contained in the Loan Agreement, which is considered an event of default. This is expected to increase the interest rate on the $25.0 million by 2%, which would have the impact of increasing interest expense by $125,000 per quarter.
On January 7, 2009, the Corporation entered into swap arrangements with PNC to convert portions of the LIBOR floating interest rates to fixed interest rates for three and five years. Under the swap agreements after the effects of the add-on of 325 basis points to Libor, $5.0 million matures on December 31, 2011 at a rate of 4.92% to 6.92% and an additional $15.0 million matures on December 31, 2013 at a rate of 5.41% to 7.41%.
In January 2009, the Corporation entered into interest rate swap contracts to modify the interest rate characteristics of designated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. The Corporation hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three to five years for hedges converting an aggregate of $20.0 million in floating-rate debt to fixed. The fair value of these derivatives, totaling $45,000 at September 30, 2009, is reported in other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. Ineffectiveness of these swaps, if any, is recognized immediately in earnings. The ineffective portion of the change in value of these derivatives resulted in no adjustment to current earnings during the second half of fiscal 2009 or the quarter ended September 30, 2009.
Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Corporation, and results in credit risk to the Corporation. When the fair value of a derivative instrument contract is negative, the Corporation owes the customer or counterparty and therefore, has no credit risk.
Shareholders’ equity was $151.1 million or 7.9% of total assets at September 30, 2009. The Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury. The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At September 30, 2009, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 7.67%, 10.67% and 11.83%, respectively.

The regulatory capital ratios for Parkvale Bank at September 30, 2009 are calculated as follows:

	Tier 1	Tier 1	Total
	Core	Risk-Based	Risk-Based
(Dollars in 000’s)	Capital	Capital	Capital

Equity capital (1)	$173,720	$173,720	$173,720
Less non-allowable intangible assets	(29,193)	(29,193)	(29,193)
Plus permitted valuation allowances (2)	—	—	15,208
Plus allowable unrealized holding gains (3)	—	—	478

Total regulatory capital	144,527	144,527	160,213
Minimum required capital	75,369	54,417	108,833

Excess regulatory capital	$69,158	$90,111	$50,902

Adjusted total assets (1)	$1,884,231	$1,354,469	$1,354,469
Regulatory capital as a percentage	7.67%	10.67%	11.83%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	3.67%	6.67%	3.83%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2009.

(2)	Limited to 1.25% of risk adjusted total assets.

(3)	Limited to 45% pf pretax net unrealized holding gains.
Of the $56.8 million of gross proceeds from the sale of the Series A preferred Stock and the Loan from PNC, the Corporation contributed $50 million to the Bank as additional Tier 1 capital at the Bank. As noted above, the PNC Loan will be repaid quarterly, with a final principal payment of $15.6 million due on December 31, 2013, and the dividend rate on the Series A Preferred Stock will increase from 5% to 9% per annum after the five-year anniversary date of the issuance of such stock. The Bank may not pay any dividends to the Corporation if such dividends would result in the Bank no longer being well capitalized, unless the Bank receives the prior non-objection of its regulators.
Results of Operations — Comparison of Three Months Ended September 30, 2009 and 2008:
For the three months ended September 30, 2009, Parkvale reported net income of $855,000 compared to net income of $1.1 million for the quarter ended September 30, 2008. After considering the effects of dividends on preferred stock, net income on a per share basis was $0.08 per common share for the quarter ended September 30, 2009 compared to $0.20 per diluted share for the quarter ended September 30, 2008. The $250,000 decrease in net income for the September 2009 quarter reflects a decrease in net interest income by $1.6 million, an increase in the provision for loan losses by $1.3 million, and higher FDIC insurance premiums by $507,000, which were partially offset by lower net writedowns on investment securities of $2.3 million and related tax benefits of $1.0 million. After giving effect to the dividend on the Series A Preferred Stock, the income applicable to common shareholders was $458,000 for the quarter ended September 30, 2009.
Interest Income:
Parkvale had interest income of $20.0 million during the three months ended September 30, 2009 versus $23.8 million during the comparable period in 2008. The $3.8 million or 15.9% decrease is the result of a 102 basis point decrease in the average yield from 5.47% in the September 2008 quarter to 4.45% in the current quarter, mitigated by a $56.4 million or 3.2% increase in the average balance of interest-earning assets. Interest income from loans decreased $2.8 million or 15.9%, resulting from a decrease in the average outstanding loan balances of $102.5 million or 8.9% and by a 46 basis point decrease in the average yield from 5.88% in 2008 to 5.42% in 2009. The average loan yield fell in 2009 due to lower prevailing rates on new loans along with ARM loans repricing down due to lower indecies for periodic rate adjustments. Investment interest income decreased by $603,000 or 10.5% due to a 140 basis point decrease in the average yield from 5.12% in the September 2008 quarter to 3.72% in the current quarter, offset by an increase of $104.6 million or 6.2% in the average balance. The higher level of investment was primarily related to purchases of lower risk government and agency securities. Interest income earned on federal funds sold decreased $405,000 or 80.5% from the 2008 quarter due to a 178 basis point decrease in the average yield from 2.04% in 2008 to 0.26% in 2009, due to a substantial decline in short-term interest rates with the current target rate of 0.25% set by the Federal Reserve offset by an increase in the average balance of $54.3 million or 54.9%. The weighted average yield on all interest-earning assets was 4.36% at September 30, 2009 and 5.45% at September 30, 2008.
The decline in the average yield on all interest-earning assets during the quarter ended September 30, 2009 was due to the substantial declines in market interest rates since the September 2008 quarter. In addition, the average balance of the loan portfolio decreased by 15.9%, while the average balances of the lower yielding investment portfolio and federal funds sold increased by 6.2% and 54.9%, respectively. The average yields on the investment portfolio and on federal funds sold decreased at a faster rate than both the average yield on the loan portfolio and the average rate paid on deposits and borrowings.
Interest Expense:
Interest expense decreased $2.2 million or 17.2% from the 2008 to the 2009 quarter. The decrease was due to a 58 basis point decrease in the average rate paid on deposits and borrowings from 3.03% in 2008 to 2.45% in 2009, offset by an increase in the average deposits and borrowings of $42.0 million or 2.5%. The overall increase in liabilities includes the effects of $25.0 million of term debt borrowed in December 2008. At September 30, 2009, the average rate payable on liabilities was 2.00% for deposits, 4.67% for borrowings, and 2.35% for combined deposits and borrowings.
Net Interest Income:
Net interest income was $9.3 million for the quarter ended September 30, 2009 compared to $10.9 million for the quarter ended September 30, 2008. The $1.6 million decrease is primarily attributable to a 102 basis point decrease in the average yield from 5.47% in 2008 to 4.45% in 2009, offset somewhat by decreased cost of liabilities of 58 basis points from 3.03% to 2.45% and by an increase of $14.4 million or 41.0% in the net average interest-earning assets and liabilities. The decreased yield on earning assets is primarily attributable to lower rates on loans and investments, and the decreased cost of funds primarily relates to lower deposit interest rates.
Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended September 2009 increased by $1.3 million from the September 2008 quarter due to a higher amount of non-performing loans. Aggregate valuation allowances were 1.79% and 1.60% of gross loans at September 30, 2009 and June 30, 2009, respectively.
Nonperforming loans, impaired loans and real estate owned aggregated $40.9 million, $33.6 million and $16.5 million at September 30, 2009, June 30, 2009 and September 30, 2008, representing 2.15%, 1.76%

and 0.90% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2009 were $19.5 million, compared to $18.0 million at June 30, 2009 and $15.1 million at September 30, 2008. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning trends experienced. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Noninterest Income:
Total noninterest income for the September 2009 quarter increased by $2.1 million due to a decrease in writedown of securities from $3.9 million for the September 2008 quarter to $1.7 million for the September 2009 quarter. The September 2009 quarter writedowns included the writeoff of two pooled trust preferred securities of $2.8 million, partially offset by a recovery upon sale of previously written down preferred stocks of $1.0 million and gains on the sale of mortgage loans to FHLMC of $101,000. The September 2008 quarter writedowns of $3.9 million were due to FHLMC preferred stock series M and S and to a floating rate note in Washington Mutual, offset slightly by a $25,000 gain on the sale of available for sale investment securities. Noninterest income changes included decreases of $90,000 or 5.22% of service charges on deposits, of $16,000 or 4.2% of other fees and service charges and $72,000 or 11.7% of other income. Annuity fee and commission income was $218,000 in the 2009 quarter compared to $227,000 in the 2008 quarter.
The quarterly loss writedowns were primarily due to the other than temporarily impaired investment securities incurring a net writedown of $1.7 million. These writedowns were caused by continued price weaknesses in the financial sector accompanied by downgrades in investment ratings. The impairment charges in the quarter ended September 30, 2009 included:

Pooled trust preferred securities	$2,761,000
Recovery on sale of preferred stock	(1,001,000)
Gain on the sale of mortgage loans	(101,000)

Total	$1,659,000

The impairment charges on two pooled trust preferred securities reflect the significant deterioration of issuers changing from deferral to default status during the September 30, 2009 quarter. Parkvale performed a discounted cash flow analysis with respect to each trust preferred security with a below investment grade rating. Based on the updated cash flow analysis, these pooled securities aggregating $2.8 million were written off due to the probability of no payments in the future.
At September 30, 2009, Parkvale had 16 pooled trust preferred securities and 8 other individual trust preferred securities with no impairment charges. In addition, one pooled trust preferred security and one individual trust preferred security remain that had impairment charges recorded in the March 2009 quarter. These 17 pooled trust preferred securities had an aggregate cost of $66.2 million and an aggregate fair value of $30.3 million, and these 9 individual trust preferred securities had an aggregate cost of $9.4 million and an aggregate fair value of $7.4 million.
All of the trust preferred securities with OTTI charges in September 2009 and previous quarters remain in the portfolio with the possibility of some future recoveries. The cumulative amount of OTTI charges, net of probable tax benefits, resulted in aggregate charges of $13.8 million or $2.43 per share over the last three quarters, which are the only periods with OTTI charges related to trust preferred securities.

The total investment securities held to maturity at September 30, 2009 had a carrying value of $524.4 million and a fair value of $464.1 million. As of such date, impairment charges have not been taken to reflect the difference of $60.3 million. The securities representing the lower fair value primarily consist of 17 pooled trust preferred securities with an unrealized loss of $35.9 million and non-agency collateralized mortgage obligations with an unrealized loss of $26.2 million at September 30, 2009. If these held to maturity investments are deemed to be other-than-temporarily impaired in future quarters, the impairment charges could have a material adverse effect on Parkvale’s capital and results of operations.
Noninterest Expense:
Total noninterest expense increased by $496,000 or 7.0% for the three months ended September 30, 2009 compared to the September 30, 2008 quarter. This increase is primarily due to a $507,000 increase in FDIC insurance due to a higher premium rate charged by the FDIC in 2009 and to the absence of in the current quarter credits, which were fully used in prior quarters. Compensation and employee benefits expense decreased by $201,000 or 5.0% during the quarter ended September 30, 2009 from the comparable 2008 quarter primarily due to a reduction in the amount of incentive compensation being accrued. Parkvale is not able to pay or accrue any cash bonuses to its five most highly compensated employees until the Series A Preferred Stock is redeemed. Other miscellaneous expenses increased by $278,000 or 21.5% primarily due to increased costs of $152,000 associated with maintaining foreclosed real estate and $101,000 of legal costs associated with monitoring non-performing loans. Annualized noninterest expense as a percentage of average assets was 1.59% for the quarter ended September 2009 and 1.53% for the quarter ended September 2008.
Income Tax Expense (Benefit):
Income tax expense decreased by $1.0 million or 205.7% for the three months ended September 30, 2009 compared to the September 2008 quarter. The decrease in income tax expense is due to a lower level of taxable income due to the writedown of securities. In the September 2009 quarter, a previously provided tax valuation allowance of $491,000 was reversed due to the recovery upon sale of Bank of America preferred stock. This benefit resulted in an overall effective tax rate of (151.6%) and 30.6% for the three months ended September 30, 2009 and 2008, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at June 30, 2009 in Item 7A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 10, 2009.
Item 4. Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and CFO, regarding the effectiveness of the design and operation of

Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and CFO, concluded that Parkvale’s disclosure controls and procedures were effective as of September 30, 2009. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Risk Factor disclosures are presented at June 30, 2009 in Item 1A of the Corporation’s Form 10-K, filed with the SEC on September 10, 2009. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	During the quarter ended September 30, 2009, Parkvale did not purchase shares of common stock. Share repurchases were suspended in December 2008 due to the restrictions by the US Treasury prohibiting share repurchases without prior approval.
Item 3. Defaults Upon Senior Securities
As disclosed above, the interest rate on the term debt is expected to increase by 2% due to the failure to meet financial covenants. This higher rate is expected to prevail until non-performing assets are reduced.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The 2009 Annual Meeting of Shareholders of Parkvale Financial Corporation was held on October 22, 2009. Of 5,427,695 shares eligible to vote, 90.6% or 4,916,752 were voted by proxy.

(b)	The shareholders voted to re-elect the nominees for director, as described in the Proxy Statement for the Annual Meeting. The results for the re-election of Andrea F. Fitting as director were 4,424,031 shares in favor and 492,721 shares withheld. The results for the re-election of Robert D. Pfischner as director were 3,820,387 shares in favor and 1,096,365 shares withheld. The results for the re-election of Stephen M. Gagliardi as director were 3,695,177 shares in favor and 1,221,575 shares withheld.

(c)	Adopt a non-binding resolution to approve the compensation of our named executive officers as described in the Proxy Statement for the Annual Meeting, was approved with 4,258,736 shares in favor, 626,449 shares against and 31,567 shares abstaining.

(d)	The recommendation by the Board of Directors to ratify the appointment of Parente Randolph, LLC as the Corporation’s independent auditors, as described in the Proxy Statement for the Annual Meeting, was approved with 4,695,280 shares in favor, 208,963shares against and 12,509 shares abstaining. Due to a merger on October 1, 2009, the firm is now known as ParenteBeard LLC.

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

Parkvale Financial Corporation
DATE: November 5, 2009	By:	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Vice President, Treasurer and Chief Financial Officer

DATE: November 5, 2009	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer