Form 10-Q
period 2009-12-31
PARKVALE FINANCIAL CORP
filed 2010-02-01
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on January 29, 2010 was $7.00 per share.
Number of shares of Common Stock outstanding as of January 29, 2010 was 5,511,363.

PARKVALE FINANCIAL CORPORATION

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS

Cash and noninterest-earning deposits	$17,998	$15,381
Federal funds sold	129,429	150,510

Cash and cash equivalents	147,427	165,891
Interest-earning deposits in other banks	592	3,899
Investment securities available for sale (cost of $20,122 at December 31 and $22,041 at June 30)	20,181	23,505
Investment securities held to maturity (fair value of $520,940 at December 31 and $438,745 at June 30)	579,975	504,029
Loans, net of allowance of $18,883 at December 31 and $17,960 at June 30	1,053,009	1,108,936
Foreclosed real estate, net	5,853	5,706
Office properties and equipment, net	17,709	18,073
Goodwill	25,634	25,634
Intangible assets	3,332	3,786
Prepaid expenses and other assets	62,184	47,647

Total assets	$1,915,896	$1,907,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,528,142	$1,511,248
Advances from Federal Home Loan Bank	186,087	186,202
Term debt	25,000	25,000
Other debt	15,485	21,261
Advance payments from borrowers for taxes and insurance	6,678	7,359
Other liabilities	2,991	5,276

Total liabilities	1,764,383	1,756,346

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid in capital	2,983	4,116
Treasury stock at cost (1,223,531 shares at December 31 and 1,307,199 at June 30)	(25,566)	(27,314)
Accumulated other comprehensive loss	(1,812)	(10)
Retained earnings	137,411	135,471

Total shareholders’ equity	151,513	150,760

Total liabilities and shareholders’ equity	$1,915,896	$1,907,106

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest income:
Loans	$14,231	$17,215	$29,023	$34,797
Investments	4,964	5,861	10,096	11,596
Federal funds sold	105	59	203	562

Total interest income	19,300	23,135	39,322	46,955

Interest expense:
Deposits	7,386	10,043	15,379	20,466
Borrowings	2,377	2,470	4,766	4,970
Term debt	447	—	769	—

Total interest expense	10,210	12,513	20,914	25,436

Net interest income	9,090	10,622	18,408	21,519
Provision for loan losses	1,398	2,129	3,687	3,156

Net interest income after provision for losses	7,692	8,493	14,721	18,363

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(3,240)	(1,060)	(6,001)	(5,007)
Non-credit related losses recognized in other comprehensive income	2,458	—	2,458	—

Net impairment losses recognized in earnings	(782)	(1,060)	(3,543)	(5,007)

Service charges on deposit accounts	1,615	1,650	3,267	3,392
Other fees and service charges	359	327	726	710
Net gain on sale of assets	1,103	—	2,205	25
Other	511	636	1,054	1,251

Total noninterest income	2,806	1,553	3,709	371

Noninterest Expense:
Compensation and employee benefits	3,625	4,092	7,432	8,100
Office occupancy	1,095	1,095	2,206	2,201
Marketing	93	71	160	240
FDIC insurance	645	62	1,213	123
Office supplies, telephone and postage	463	466	933	927
Other	1,393	1,365	2,962	2,656

Total noninterest expense	7,314	7,151	14,906	14,247

Income before income taxes	3,184	2,895	3,524	4,487
Income tax expense	759	830	244	1,317

Net income	2,425	2,065	3,280	3,170

Less: Preferred stock dividend	397	35	794	35

Income to common shareholders	$2,028	$2,030	$2,486	$3,135

Net income per common basic share	$0.38	$0.37	$0.46	$0.57
Net income per common diluted share	$0.38	$0.37	$0.46	$0.57

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six months ended
	December 31,
	2009	2008
Cash flows from operating activities:
Interest received	$38,828	$45,137
Loan fees received (premiums paid)	182	222
Disbursements of student loans	—	(30)
Proceeds from sales of student loans	—	361
Other fees and commissions received	4,490	4,793
Interest paid	(20,882)	(25,549)
Cash paid to suppliers and others	(31,617)	(13,430)
Income taxes paid	—	(2,501)

Net cash provided by (used in) operating activities	(8,999)	9,003

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	2,192	3,012
Proceeds from maturities of investment securities	180,056	35,692
Purchase of investment securities held to maturity	(256,644)	(86,164)
Decrease (increase) in deposits in other banks	3,307	(23,416)
Sales of loans	7,527	—
Principal collected on loans	135,861	92,147
Loans made to customers, net of loans in process	(91,292)	(61,584)
Other	(149)	(125)

Net cash (used in) investing activities	(19,142)	(40,438)

Cash flows from financing activities:
Net increase (decrease) in checking and savings accounts	51,673	(4,837)
Net (decrease) in certificates of deposit	(34,779)	(7,063)
Proceeds from long term debt	—	25,000
Repayment of FHLB advances	(13)	(5,013)
Net (decrease) in other borrowings	(5,776)	(1,027)
(Decrease) in borrowers’ advances for taxes and insurance	(680)	(418)
Proceeds from issuance of preferred stock	—	31,762
Cash dividends paid	(1,336)	(2,412)
Proceeds from exercise of stock options	—	111
Contribution to benefit plans	588	—
Payment for treasury stock	—	(717)

Net cash provided by financing activities	9,677	35,386

Net (decrease) increase in cash and cash equivalents	(18,464)	3,951

Cash and cash equivalents at beginning of period	165,891	104,692

Cash and cash equivalents at end of period	$147,427	$108,643

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,280	$3,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	965	1,013
Accretion and amortization of loan fees and discounts	(969)	(1,372)
Loan fees collected and deferred and (premiums paid)	(2)	31
Provision for loan losses	3,687	3,156
Net writedown on sale of securities	1,338	4,982
Decrease (increase) in accrued interest receivable	414	(458)
(Increase) in other assets	(14,950)	(2,224)
Increase (decrease) in accrued interest payable	146	(11)
(Decrease) increase in other liabilities	(2,908)	716

Total adjustments	(12,279)	5,833

Net cash provided by (used in) operating activities	($8,999)	$9,003

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest-earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $2,801 for the six months ended December 31, 2009 and $6,861 for the six months ended December 31, 2008.

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, June 30, 2009	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760
Net income, six months ended December 31, 2009						3,280	3,280
Accumulated other comprehensive Income (loss):
Change in swap liability					(201)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $(128)					(201)
Reclassification adjustment, net of taxes of $(805)					(1,400)		(1,802)

Comprehensive income							1,478
Dividends declared on common stock at $0.10 per share						(546)	(546)
Dividends on preferred stock						(794)	(794)
Allocation of treasury stock to retirement plans			(1,160)	1,748			588
Recognition of stock option compensation expense			27				27

Balance, December 31, 2009	$31,762	$6,735	$2,983	($25,566)	($1,812)	$137,411	$151,513

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
STATEMENTS OF OPERATIONS
The statements of operations for the six months ended December 31, 2009 and 2008 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for fiscal 2010. The Annual Report on Form 10-K for the year ended June 30, 2009 contains additional information and should be read in conjunction with this report.
SUBSEQUENT EVENTS
The Corporation evaluated subsequent events and transactions for recognition or disclosure through February 1, 2010, the date the financial statements were reviewed for filing.

LOANS	December 31, 2009	June 30, 2009
Loans are summarized as follows:
Mortgage loans:
Residential:
1-4 Family	$668,085	$726,586
Multifamily	30,239	34,216
Commercial	124,607	114,827
Other	12,678	14,806

	835,609	890,435
Consumer loans	185,802	185,818
Commercial business loans	43,865	44,602
Loans on savings accounts	5,627	5,031

	1,070,903	1,125,886
Less: Loans in process	—	60
Allowance for loan losses	18,883	17,960
Unamortized premiums and deferred loan fees	(989)	(1,070)

Loans, net	$1,053,009	$1,108,936

Please refer to the “Fair Value” Note and “Nonperforming Loans and Foreclosed Real Estate” section of Management’s Discussion and Analysis for additional information regarding impaired and delinquent loans.
The following summarizes the allowance for loan loss activity for the six month period ended December 31:

	2009	2008
Beginning balance	$17,960	$15,249
Provision for losses — mortgage loans	3,616	1,380
Provision for losses — consumer loans	74	1,237
Provision for (recovery of) losses — commercial loans	(3)	539
Loans recovered	25	14
Loans charged off	(2,789)	(2,522)

Ending balance	$18,883	$15,897

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
COMPREHENSIVE INCOME
Sources of comprehensive income not included in net income are unrealized gains and losses on certain investments in equity and mortgage-backed securities and swaps on interest rate contracts. For the six months ended December 31, 2009 and 2008, total comprehensive income amounted to $1,478 and $2,914, respectively.
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
The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2009 by level within the fair value hierarchy. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale security portfolio and other than temporarily impaired (“OTTI”) held to maturity securities which are measured at fair value using quoted market prices for identical assets (if available) are classified within Level I of the valuation hierarchy. OTTI held to maturity investments without quoted market prices are classified within Level III of the valuation hierarchy. Interest rate swaps are fair valued using other similar financial instruments and are classified as Level II.

Financial Instruments — Measured on a recurring basis	Level I	Level II	Level III	Total
Assets: Available for sale securities	$20,181	—	—	$20,181
Liability: Interest rate swaps	—	125	—	125

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2009. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
OTTI — Held to maturity trust preferred securities	$115	—	$3,300	$3,415
OTTI — Held to maturity Non Agency CMO securities	—	—	543	543
Impaired loans	—	—	3,085	3,085
Impaired Foreclosed real estate	—	—	246	246
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
Interest-Earning Deposits in Other Banks
Accrued interest
Cash Surrender Value (CSV) of Bank Owned Life Insurance (BOLI)
Checking, savings and money market accounts
The following methods and assumptions were used to estimate the fair value of other classes of financial instruments as of December 31 and June 30, 2009.
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
Deposit Liabilities: Fair values of commercial investment agreements and fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on commercial investment agreements or time deposits of similar remaining maturities.
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

	December 31, 2009		June 30, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets:
Cash and non-interest-earning deposits	$17,998	$17,998	$15,381	$15,381
Federal funds sold	129,429	129,429	150,510	150,510
Interest-earning deposits in other banks	592	592	3,899	3,899
Investment securities, excluding mortgage-backed securities	307,263	341,637	251,380	285,012
Mortgage-backed securities	233,858	258,519	210,870	241,058
Loans receivable, gross of allowances	1,106,434	1,070,903	1,154,459	1,125,886
Accrued interest receivable	6,603	6,603	7,017	7,017
Cash Surrender Value of BOLI	24,745	24,745	24,188	24,188

Financial Liabilities:
Checking, savings and money market accounts	$673,657	$673,657	$621,967	$621,967
Certificates of deposit	867,411	845,788	900,017	878,433
Accrued interest payable	9,708	9,708	11,713	11,713
Advances from Federal Home Loan Bank	202,339	186,087	199,156	186,202
Term debt	24,480	25,000	24,673	25,000
Commercial investment agreements	14,862	15,485	20,136	21,261

Off-balance sheet loan instruments	$10	—	$13	—
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
When an impairment of a debt security is considered to be other-than-temporary, the amount of the OTTI is separated into the amount representing credit loss and the amount representing other factors. A debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income (“OCI”), net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The treatment for debt securities is consistent with ASC 320 Recognition and Presentation of Other-Than-Temporary Impairment, which was updated and adopted by the Corporation in the quarter ended June 30, 2009.
At December 31, 2009 and June 30, 2009, the following comprises Parkvale’s investment portfolio:
Available for Sale Investments

	December 31, 2009		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB of Pittsburgh stock	$14,099	$14,099	$13,826	$13,826
Preferred stocks:
FHLMC Series M Pfd	20	56	20	49
FHLMC Series S Pfd	30	65	30	73
Bank of America Corp Pfd Series J	—	—	2,192	3,680
Mutual Funds — ARM mortgages	5,500	5,303	5,500	5,302
Common equities	473	658	473	575

	$20,122	$20,181	$22,041	$23,505

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Held to Maturity Investments

	December 31, 2009		June 30, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	$187,313	$187,063	$108,682	$109,719
Municipal obligations	16,820	17,299	19,165	19,365
Corporate debt:
Short to medium term corporate debt	44,810	46,022	57,464	57,848
Pooled trust preferred securities	63,147	29,310	68,306	34,456
Individual trust preferred securities	9,366	7,388	9,354	6,487
Mortgage-backed securities:
Agency	93,340	94,185	63,367	63,811
Agency Collateralized Mortgage Obligations (“CMOs”)	11,215	11,163	1,540	1,558
CMOs — non agency	153,964	128,510	176,145	145,496

	$579,975	$520,940	$504,029	$438,745

Liquidity concerns in the financial markets have made it difficult to obtain reliable market quotations on some infrequently traded securities that are held to maturity. Corporate debt has been valued using financial models permitted by guidance in ASC 820 for Level III (see Fair Value Note) assets as active markets did not exist at December 31, 2009 and June 30, 2009 to provide reliable market quotes. The assets included in Level III relate to pooled trust preferred securities. The trust preferred market has been severely impacted by the deteriorating economy and the lack of liquidity in the credit markets.
The chart below includes all OTTI charges as realized losses when such securities were written down to fair value. The unrealized losses on the remaining investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets. Based on the credit-worthiness of the issuers and discounted cash flow analyses, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired. The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009:
Available for Sale Investments

	Less than 12 months		Greater than 12 months
	Of unrealized losses		of unrealized losses		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Mutual funds	$—	$—	$4,792	$208	$4,792	$208
Common equities	301	18	—	—	301	18

Held to Maturity Investments
U.S. Government and agency obligations	125,301	1,351	—	—	125,301	1,351
Municipal obligations	—	—	903	97	903	97

Pooled trust preferred securities	6,025	3,321	23,285	30,516	29,310	33,837
Individual trust preferred securities	1,122	82	5,100	2,001	6,222	2,083
Mortgage-backed securities — agency	—	—	10,033	88	10,033	88
Mortgage-backed securities Non agency CMOs	19,343	1,983	83,324	24,564	102,667	26,547

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Available for sale securities.
FHLB of Pittsburgh Stock. The FHLB of Pittsburgh historically paid quarterly cash dividends on its capital stock, with the last payment on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments that normally would have been paid in 2009 in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. Parkvale’s investment in the FHLB of Pittsburgh was $14,099 at December 31, 2009 and is valued at the par issue amount of $100 per share. Based on current information provided by the FHLB, this investment is not considered impaired at December 31, 2009 as it is expected to pay future dividends and is believed to be worth par value.
Preferred Stocks. At December 31, 2009, Parkvale had investments in two different preferred stocks. Writedowns aggregating $4,213 were recognized on investments in FHLMC preferred stock during fiscal 2009 since FHLMC financial projections were poor and showed difficulty in covering debt service costs. The amortized cost and fair value of the FHLMC preferred stocks aggregated $50 and $121 respectively at December 31, 2009.
Mutual Funds. Parkvale has investments in two adjustable rate mortgage mutual funds with an aggregate amortized cost of $5,500 at December 31, 2009. The larger of the two investments, which had a fair value of $4,792 at December 31, 2009, has had an unrealized loss in excess of one year, with the loss amounting to $208 at both December 31, 2009 and June 30, 2009.
Common Equities. At December 31, 2009, Parkvale had investments in nine different common equities, which had an aggregate amortized cost of $473. None of the common equities had an unrealized loss in excess of one year at December 31, 2009. Three common equities having an aggregate fair value of $301 at December 31, 2009 are considered to have an aggregate unrealized loss of less than one year.
General. Parkvale evaluated the near-term prospects of the issuers of the preferred stocks, mutual funds and common equities in relation to the severity and duration of the impairment. Based on these evaluations and Parkvale’s ability to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of these investments to be other-than-temporarily impaired at December 31, 2009.
Held to maturity securities.
U.S. Government and Agency Obligations. At December 31, 2009, the $187,063 fair value of Parkvale’s investments in U.S. Government and Agency obligations was less than the $187,313 book value of such investments. Certain of these investments show unrealized losses of less than one year at the balance sheet date. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Parkvale intends to hold these securities to the contractual maturity of such investments.
Trust Preferred Securities. Trust preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity. Most of the Corporation’s investments in trust preferred securities are of pooled issues, each made up of 30 or more companies with geographic and size diversification. Unless otherwise noted, the Corporation’s pooled trust preferred securities are substantially secured by bank and thrift holding companies (approximately 85% in aggregate) and by insurance companies (approximately 15% in the aggregate). No single company represents more 5% of

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
any individual pooled offering. While certain companies are in more than one pool, no single company represents more than a 5% interest in the aggregate pooled investments. The pooled trust preferred investments were all investment grade at purchase with an initial average investment grade rating of A. As a result of the overall credit market and the number of underlying issuers deferring interest payments, as well as issuers defaulting, the rating agencies have downgraded the securities to below investment grade to an average rating of Ca as of December 31, 2009. All of these investments are classified as held to maturity.
A significant portion of the Corporation’s unrealized losses primarily relate to investments in trust preferred securities, which consists of single issuer and pooled securities. The portfolio of trust preferred collateralized debt obligations consists of 17 pooled issues and 9 single issuer securities. The single issuer securities are primarily from Pennsylvania regional banks. Investments in pooled securities are primarily mezzanine tranches, except for 2 investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches.
At December 31, 2009, the 17 pooled trust preferred securities have an amortized cost basis of $63,147 and an estimated fair value of $29,310, while the single-issuer trust preferred securities have an amortized cost basis of $9,366 and an estimated fair value of $7,388. The unrealized losses on the trust preferred securities at December 31, 2009, which aggregated $33,837 on the pooled securities and $2,083 on the individual securities, are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.
At December 31, 2009, as permitted by the debt instruments, there are 12 pooled trust preferred securities that have for one reason or another chosen to defer payments. Interest payments for 11 of the pooled trust preferred offerings were deferred, with these pooled offerings having an aggregate carrying value of $45,440 with the deferred payments aggregating $1,439. Such deferred payments were not included in interest income. One pooled trust preferred offering with an aggregate carrying value of $5,023 had interest payments aggregating $23 capitalized through December 2009 as permitted by the investment agreements. This investment is projected to resume interest payments within one year.
Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments and as such, it is expected that the remaining trust preferred securities will not be settled at a price less than the current carrying value of the investments. The Corporation has concluded from detailed analysis performed as of December 31, 2009 that it is probable that all contractual principal and interest payments will be collected on all of its single-issuer and pooled trust preferred securities, except for those on which OTTI was recognized.
Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, and it is more likely than not that Parkvale will not be required to sell the investments before recovery of its amortized cost, Parkvale does not consider the remaining value of these assets to be other-than-temporarily impaired at December 31, 2009. However, continued interest deferrals and/or insolvencies by participating issuers could result in a further writedown of one or more of the trust preferred investments in the future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table provides information relating to the Corporation’s trust preferred securities as of December 31, 2009.

										Expected
										Defaults (%	Excess
										of	Subordination
						Lowest		Actual	Actual	performing	(as a % of
	Note	Par	Book	Fair	Unrealized	Credit	# of	Default %	Deferral %	collateral)	performing
Deal	Class	Value	Value	Value	Gain (Loss)	Ratings	Issuers	(1)	(1) (2)	(3)	collateral) (4)
Pooled Investments
P1	C1	5,000	5,000	1,916	(3,084)	Ca	81	16.4%	12.8%	3.3%	14.1%
P2	A2A	5,000	4,552	1,442	(3,110)	BB	79	14.1%	10.4%	6.8%	47.5%
P3	C1	4,592	4,376	2,056	(2,320)	Ca	85	9.5%	8.7%	1.3%	15.1%
P4	C1	5,058	4,718	1,979	(2,739)	C	72	11.0%	10.0%	3.0%	4.8%
P5	C1	5,023	4,958	1,945	(3,013)	Ca	93	9.4%	12.1%	2.6%	28.5%
P6	C1	3,075	3,075	1,171	(1,904)	C	65	19.1%	10.8%	2.5%	21.2%
P8	C	3,219	2,903	1,103	(1,800)	Ca	52	11.3%	14.2%	4.6%	19.2%
P9	B	2,008	1,671	670	(1,001)	Ca	54	8.7%	22.3%	4.1%	23.9%
P10	B1	5,000	4,843	3,637	(1,206)	B2	25	0.0%	5.8%	4.6%	43.2%
P11 (5) (6)	Mezz	1,500	1,064	1,064	0	Ca	35	8.4%	24.3%	4.3%	0.0%
P12	B2	1,000	1,000	471	(529)	Ca	49	14.4%	11.9%	2.6%	13.9%
P13	B	3,909	3,759	1,531	(2,228)	Caa3	55	10.3%	13.6%	2.1%	30.4%
P14	A1	4,777	4,396	1,846	(2,550)	BB	64	17.8%	8.0%	3.4%	48.2%
P15 (6)	B	5,000	2,236	2,236	0	CC	34	20.5%	7.4%	5.1%	0.0%
P16	C1	5,000	4,930	2,228	(2,702)	C	49	15.6%	6.7%	2.0%	22.6%
P17	C1	5,000	4,970	2,678	(2,292)	C	43	18.2%	7.9%	0.0%	19.8%
P18	D	5,058	4,696	1,337	(3,359)	C	63	9.3%	18.4%	2.0%	6.9%
Subtotal	17	69,219	63,147	29,310	(33,837)

Single Issuer Investments
S1	N/A	1,000	925	695	(230)	BB-	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,967	1,391	(576)	BB-	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,765	1,826	(939)	Baa2	1	0.0%	0.0%	0.0%
S4	N/A	500	444	206	(238)	BB	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,007	1,051	44	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	712	699	(13)	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	492	423	(69)	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	982	(18)	BBB-	1	0.0%	0.0%	0.0%
S9 (5)	N/A	500	54	115	61	NR	1	0.0%	100.0%	0.0%
Subtotal	9	10,229	9,366	7,388	(1,978)

Grand total of Trust Preferred holdings		79,448	72,513	36,698	(35,815)
The above listings do not include 6 trust preferred investments written off in March, June, and September 2009 quarters.
Notes:

(1)	As a percentage of the total collateral.

(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.

(3)	Expected defaults are determined by an analysis of the collateral for each security. The total expected defaults are then applied over a three year period with 50% projected to occur in year 1, 30% in year 2, and 20% in year 3.

(4)	Excess subordination represents the additional defaults in excess of actual deferrals and defaults that the CDO can absorb before the security experiences a shortfall in principal.

(5)	Book value reduced in March 2009 to fair value as a result of OTTI.

(6)	Book value reduced in December 2009 to fair value as a result of OTTI.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Non agency CMOs. The non agency CMO securities of $153,964 at December 31, 2009 are supported by underlying collateral that was originated as follows:

Year originated	Book Value	Fair Value
2003	$16,173	$16,562
2004	21,979	18,832
2005	75,876	65,388
2006	21,603	13,657
2007	—	—
2008	12,026	7,984
2009	6,307	6,087

	$153,964	$128,510

The non agency CMO portfolio at December 31, 2009 contains investments that were all rated AAA at the time of purchase. The cost and fair value by their latest investment rating at December 31, 2009 is as follows:

	Book Value	Fair Value
AAA by Moody’s, S&P, or Fitch	$56,299	$54,842
AA by Moody’s or S&P	10,780	9,795
A by Moody’s, S&P, or Fitch	43,301	36,157
BBB by Moody’s or Fitch	15,947	11,333
BB by Fitch	3,477	1,086
CCC by S&P or Fitch	16,001	11,063
CC by Fitch	8,159	4,234

	$153,964	$128,510

To date, all such securities have made scheduled payments of principal and interest on a timely basis with additional collateral provided by support tranches in these structured debt obligations.
General. At December 31, 2009, Parkvale has unrealized losses that are greater than one year aggregating $57,266 on held to maturity securities. These unrealized losses over one year primarily relate to investments in pooled and individual trust preferred securities and non-agency CMOs as detailed in the preceding tables. The unrealized losses relate to interest rate changes, higher spreads to treasuries at December 31, 2009 compared to the purchase dates and concerns of future bank failures. Pooled trust preferred securities with unrealized losses for more than 12 months relate to 14 pooled trust preferred securities aggregating $53,801, representing $23,285 of fair value with $30,516 of unrealized losses. Individual trust preferred securities with unrealized losses for more than 12 months relate to 5 individual securities aggregating $7,101, representing $5,100 of fair value with $2,001 of unrealized losses.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Other-Than-Temporary- Impairment
Securities with a remaining carrying value as of December 31, 2009 that have incurred OTTI charges are summarized as follows:

	Unadjusted	OTTI	OTTI	12/31/09	12/31/09
	Carrying	Charge to	charge to	Carrying	Fair
Security	Value	earnings	OCI	Value	Value
Non Agency CMO	$2,019	$1,186	$580	$253	$543
Pooled trust preferred security	6,624	866	2,458	3,300	3,300
Individual trust preferred security	500	446	—	54	115
     The following chart shows the balance of other comprehensive income charges related to fair value:

	Trust preferred securities	Non Agency CMO
Balance at June 30, 2009	$552	$714

Total losses – realized/unrealized	2,458	—
Included as a charge to earnings	(552)	(134)
Change to other comprehensive income	—	—

Balance at December 31, 2009	$2,458	$580

The amount of securities with OTTI charges to earnings are as follows:

Recorded in September 2009	$2,761	$—
Recorded in December 2009	648	134

	$3,409	$134

The above OTTI charge to earnings amounts are categorized as of December 31, 2009 as follows:

Writeoffs no longer reflected as investments	$2,761	$—
Charged to earnings:
Level III — Pooled TPS	648	—
Level III — Non Agency CMO	—	134
During fiscal 2009, certain investments considered to be other than temporarily impaired were written down to fair value with a net charge to earnings of $28,303. During the six months ended December 31, 2009, additional charges of $3,409 on OTTI investments were recognized. During the December 31, 2009 quarter, two pooled trust preferred securities and one non-agency CMO were considered to be OTTI, resulting in an earnings charge of $648 and other comprehensive income of $2,458. Write-downs were based on individual securities’ credit performance and the issuer’s ability to make its contractual principal and interest payments. Should credit quality continue to deteriorate, it is possible that additional write-downs may be required. Based on the credit worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than temporarily impaired at December 31, 2009.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Management believes trust preferred valuations have been negatively affected by an inactive market and concerns that the underlying banks and insurance companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns. When evaluating these investments, a determination is made of the credit portion and the noncredit portion of impairment. The credit portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of the credit related portion of the impairment for these securities. Parkvale’s pooled trust preferred collateralized debt obligations are measured for other than temporary impairment within the scope of US GAAP, by determining whether it is probable that an adverse change in estimated cash flows has occurred. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related impairment exists.
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
•	Estimate of future cash flows — cash flows are constructed on Intex software. Intex is a proprietary software program recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with information from trustee reports, including collateral/hedge agreement/cash flow detail, as it becomes available. A present value analysis is then performed on the modeled cash flows to determine any cash flow shortages to Parkvale’s respective holdings, if any.

•	Credit analysis — A quarterly credit evaluation is performed for each of the issuers comprising the collateral across the various pooled trust preferred securities. The credit evaluation considers all evidence available and includes the nature of the issuer’s business and geographic footprint. The analysis focuses on shareholders’ equity, loan loss reserves, non-performing assets, credit quality ratios and capital adequacy.

•	Probability of default — A probability of default is determined for each issuer and is used to calculate the expected impact of future deferrals and defaults in the expected cash flow analysis. Each issuer in the collateral pool is assigned a probability of default with an emphasis on near term probability in the first three years. Issuers currently defaulted are assigned a 100% probability of loss, and issuers currently deferring are assigned a probability of loss with recoveries ranging from 0% to 50% projected to begin 2 years after the deferrals began. All other issuers in the pool are assigned a probability of loss ranging from 0% to 80%, with ranges based upon the results of the credit analysis. The probability of loss of 0% is assigned to only the strongest financial institutions. The probability of default is updated quarterly with data provided by trustees and other sources.

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
GOODWILL AND MARKET VALUATION
Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $6.95 per share at December 31, 2009, which is below the book value of $21.73 at such date. The difference between the market value and the book value at December 31, 2009 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.
Because the market value of Parkvale’s common stock has been below the book value during fiscal 2010, an independent third party was retained during the December 31, 2009 quarter to assist in determining whether an impairment of goodwill was appropriate. In a report dated January 13, 2010, the third party certified goodwill non-impairment based on the discounted cash flow estimate of fair value, and deal value to book value of equity ratios observed in recent comparable banking sector merger and acquisition transactions. Anecdotal evidence for goodwill non-impairment is also seen in the strong underlying financial foundations for Parkvale’s fair value. The third party reviewed the premiums paid in acquisitions of financial institutions that were announced or completed between October 1, 2007 and December 29, 2009. The third party reviewed the premiums paid in 33 acquisitions in the mid-Atlantic states during such period, as well as 282 acquisitions nationwide during such period. In addition to reviewing the book value multiples of all acquisitions announced or completed during the above period, the third party also reviewed the multiples for those acquisitions announced or completed since June 30, 2008, which were lower than the multiples for the entire period noted above.
Based on the above report, management determined that goodwill was not impaired at December 31, 2009. The annual testing of goodwill as required was performed as of June 30, 2009 and in a similar report issued by the independent third party on July 15, 2009, goodwill non-impairment was certified as of June 30, 2009. If Parkvale’s stock continues to trade significantly below its book value, if discounted cash flow estimates materially decline, or if the multiples in other acquisitions of financial institutions continue to decline, then a goodwill impairment charge may become appropriate in a future quarter.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
EARNINGS PER SHARE (“EPS”)
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended December 31:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income	$2,425	$2,065	$3,280	$3,170
Less: Preferred stock dividend	397	35	794	35

Net income available to common stockholders	$2,028	$2,030	$2,486	$3,135

Denominator:
Weighted average shares for basic earnings per common share	5,428,604	5,467,423	5,428,150	5,474,896
Effect of dilutive stock options	—	625	—	2,116

Weighted average shares for dilutive earnings per common share	5,428,604	5,468,048	5,428,150	5,477,012

Net income per common share: Basic	$0.38	$0.37	$0.46	$0.57

Diluted	$0.38	$0.37	$0.46	$0.57

NEW ACCOUNTING PRONOUNCEMENTS
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
In January 2010, FASB issued Accounting Standards Update 2010-06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that require new disclosures as follows: 1. Transfers in and out of level I and II. Transfers should disclose amounts of significant transfers separately and the reasons for the transfers and 2. activity in Level III fair value measurements. This update will be effective for interim and annual periods beginning after December 15, 2010, and for interim periods within those fiscal years. This statement is effective for Parkvale at January 1, 2011. This statement is not expected to have a material effect on the Corporation’s consolidated financial statements.
Item 2.
PARKVALE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of Parkvale Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The financial statements as of and for the quarter ended December 31, 2009 are unaudited and, as such, are subject to year-end audit review.
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
Critical Accounting Policies, Judgments and Estimates:
The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practices within the financial services industry. All significant inter-company transactions are eliminated in consolidation, and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Accounting policies involving significant judgments and assumptions by management, which have or could have a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Corporation recognizes the following as critical accounting policies: Allowance for Loan Loss, Carrying Value of Investment Securities, Valuation of Foreclosed Real Estate and Carrying Value of Goodwill, Other Intangible Assets and Valuation Allowance of Deferred Tax Asset.
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
During fiscal year 2009, a valuation allowance of $2.4 million was recorded against deferred tax assets, related to equity writedowns that could be considered capital losses that may not be realizable due to the difficulty in projecting sufficient capital gains in the future to offset such losses. The valuation allowance balance at December 31, 2009 was $1,632,000, a decrease of $734,000, as equity assets subject to the initial writedowns in fiscal 2009, were subsequently sold with recoveries of $2.1 million. No additions to the valuation allowance were considered necessary in the current fiscal period as no additional OTTI charges against equity securities were recorded in this period.
Balance Sheet Data:
(Dollar amounts in thousands, except per share data)

	December 31,
	2009	2008
Total assets	$1,915,896	$1,890,250
Loans, net	1,053,009	1,163,968
Interest-earning deposits and federal funds sold	130,021	120,669
Total investments	600,156	487,821
Deposits	1,528,142	1,481,785
FHLB advances	186,087	186,315
Shareholders’ equity	151,513	163,264
Book value per common share	$21.73	$24.23

Statistical Profile:

	Three Months Ended		Six Months Ended
	December 31, (1)		December 31, (1)
	2009	2008	2009	2008
Average yield earned on all interest-earning assets	4.30%	5.38%	4.38%	5.43%
Average rate paid on all interest-bearing liabilities	2.33%	3.00%	2.39%	3.04%
Average interest rate spread	1.97%	2.38%	1.99%	2.39%
Net yield on average interest-earning assets	2.03%	2.47%	2.05%	2.49%
Other expenses to average assets	1.53%	1.56%	1.56%	1.55%
Taxes to pre-tax income	23.84%	28.67%	6.92%	29.35%
Dividend payout ratio	13.04%	59.27%	21.83%	76.88%
Return on average assets	0.51%	0.45%	0.34%	0.34%
Return on average equity	6.37%	5.68%	4.32%	4.52%
Average equity to average total assets	7.96%	7.94%	7.93%	7.61%
Dividends per common share	$0.05	$0.22	$0.10	$0.44

	At December 31,
	2009	2008
One year gap to total assets	4.56%	11.73%
Intangibles to total equity	19.12%	18.30%
Ratio of nonperforming assets to total assets	1.90%	1.10%
Number of full-service offices	48	48

(1)	The applicable income and expense figures have been annualized in calculating the percentages.
Nonperforming Loans and Foreclosed Real Estate:
Loans delinquent 90 days or more, impaired loans and foreclosed real estate (REO) consisted of the following:
(Dollar amounts in thousands)

	12/31/09	6/30/09	12/31/08
Delinquent single-family mortgage loans	$21,760	$21,046	$11,041
Delinquent other loans	5,609	3,321	2,334

Total nonperforming loans	27,369	24,367	13,375
Total impaired loans	3,085	3,568	508
Real estate owned, net	5,853	5,706	6,897

Total	$36,307	$33,641	$20,780

A weakening of the national and to a lesser extent local housing sector and credit markets contributed towards an increased level of non-performing assets. Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned in the aggregate represented 1.90%, 1.76% and 1.10% of total assets at the respective balance sheet dates shown above. Such non-performing assets at December 31, 2009 have increased to $36.3 million from $33.6 million at June 30, 2009, which includes $30.5 million of non-accrual loans.
As of December 31, 2009, single-family mortgage loans delinquent 90 days or more include loans aggregating $18.3 million purchased from others and serviced by national service providers with a total of 60 loans and a cost basis ranging from $97,000 to $721,000. Of these loans, 14 have a cost basis of $500,000 or greater. The net increase in delinquent single-family loans from June 30 to December 31, 2009 was $714,000. Management believes that all of these delinquent single-family mortgage loans are adequately collateralized with the exception of 44 loans, which have the necessary related allowances for losses provided.
Other loans 90 days or more delinquent of $5.6 million at December 31, 2009 include $3.3 million of commercial real estate, $1.4 million of commercial loans and $826,000 of consumer loans. The increase in delinquent other loans from June 30 to December 31, 2009 includes a $1.3 million relationship with a now closed medical facility, development loans and an office warehouse. The office warehouse relationship totaling $582,000 was paid in full during January 2010. Impaired loans include two floor plan line of credit borrowing relationships that are secured by real estate as of December 31, 2009. The respective commercial real estate is in process of foreclosure and the necessary related allowances for losses have been provided.
In addition to the loans shown in the above table, special mention loans include $28,000 of commercial loans and $56,000 of commercial real estate loans at December 31, 2009, compared to an aggregate of $1.1 million at June 30, 2009 and $2.6 million at December 31, 2008. The special mention loans, while current or less than 90 days past due, have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.
Loans that were 30 to 89 days past due at December 31, 2009 aggregated $18.9 million, including $15.8 million of single-family first lien loans, compared to $21.8 million at June 30, 2009.
Foreclosed real estate of $5.9 million at December 31, 2009 primarily consists of single-family dwellings. Real estate owned includes two unrelated foreclosures of nine and six single-family units in residential developments with a net book value of $2.7 million at December 31, 2009. Marketing efforts are underway to sell the units individually with an allowance for completion on the nine units, which is estimated to be less than 10% of the unit cost. At December 31, 2009, foreclosed real estate also includes two commercial real estate properties with an aggregate value of $414,000. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell.
Each of the above categories of loans have been evaluated for the fair values of the collateral, less possible selling and holding costs, with appropriate valuation allowances and reserves provided as deemed necessary by management.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $1.1 million at December 31, 2009 and $825,000 at June 30, 2009. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when it is probable that all contractual amounts due will not be collected as scheduled in the agreement. Parkvale excludes single-family loans, credit card and installment consumer loans in the determination of impaired loans as permitted under U.S. GAAP. Parkvale Bank had $3.1 million and $3.6 million of loans classified as impaired at December 31, 2009 and at June 30, 2009. Impaired loans are reported net of allowances of $342,000 at December 31, 2009 and $394,000 at June 30, 2009. The average recorded balance of impaired loans was $3.4 million during the six months ended December 31, 2009. Interest income of $284,000 on impaired loans was not recognized for the six months ended December 31, 2009 compared to $38,000 for the six months ended December 31, 2008.
Allowance for Loan Losses:
The allowance for loan losses was $18.9 million at December 31, 2009, $18.0 million at June 30, 2009 and $15.9 million at December 31, 2008 or 1.76%, 1.60% and 1.35% of gross loans respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
Parkvale continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Reserves are then established based upon the evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote on page 7. In addition to the $668.1 million of 1-4 family loans, the majority of the consumer loans represent either second mortgages in the form of term loans, home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans or discounted teaser rates on ARM loans. Included in the mortgage portfolio are $199.7 million of interest only mortgage loans as of December 31, 2009. All originated ARM loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or Libor. Adjustable-rate mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. The entire purchased loan portfolio is considered well collateralized and geographically diversifies the portfolio throughout the United States. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. While management believes the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances where economic conditions change and affect the assumptions used in evaluating the adequacy of the allowance for loan losses.
Liquidity and Capital Resources:
Federal funds sold decreased $21.1 million or 14.0% from June 30, 2009 to December 31, 2009. Investment securities held to maturity increased $75.9 million or 15.1% from June 30, 2009 to December 31, 2009, primarily due to purchases of U.S. Government and agency obligations and of agency mortgage-backed securities. Interest-earning deposits in other institutions decreased $3.3 million or 84.8% and loans, net of allowance, decreased $55.9 million or 5.0% from June 30, 2009 to December 31, 2009. Prepaid expenses and other assets increased $14.5 million or 30.5% primarily due to an increase of FDIC insurance of $12.8 million. The decrease in the loan portfolio was primarily due to a

$58.5 million or 8.1% decline in one-to-four family residential loans. Deposits increased $16.9 million or 1.1% from June 30, 2009 to December 31, 2009, other debt, primarily overnight commercial borrowings, decreased $5.8 million or 27.2%, escrow for taxes and insurance decreased $681,000 or 9.3% and other liabilities decreased $2.3 million or 43.3%. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $418.3 million at December 31, 2009. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits
TARP Capital Purchase Program: On October 14, 2008, the United States Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (the “CPP”) under which the Treasury will purchase senior preferred shares from qualifying financial institutions. The plan is part of the $700 billion Emergency Economic Stabilization Act signed into law in October 2008.
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
The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company had received aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” announced after October 13, 2008, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant would have been reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. The Company has neither pursued nor received cash proceeds from such “qualified equity offerings” as of December 31, 2009. Pursuant to the Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. For the September 30, 2009 and December 31, 2009 quarters, the Corporation did not meet the terms of the financial covenants contained in the Loan Agreement, which is considered an event of default. This increased the interest rate on the $25.0 million by 2%, which has increased interest expense by $125,000 per quarter.
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
In January 2009, the Corporation entered into interest rate swap contracts to modify the interest rate characteristics of designated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. The Corporation hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three to five years for hedges converting an aggregate of $20.0 million in floating-rate debt to fixed. The fair value of these derivatives, totaling $125,000 at December 31, 2009, is reported in other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. Ineffectiveness of these swaps, if any, is recognized immediately in earnings. The ineffective portion of the change in value of these derivatives resulted in no adjustment to current earnings during the second half of fiscal 2009 or the six-months ended December 31, 2009.
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
Shareholders’ equity was $151.5 million or 7.9% of total assets at December 31, 2009. The Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury. The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At December 31, 2009, Parkvale Bank was in compliance with all applicable regulatory requirements, with

Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 7.83%, 11.18% and 12.25%, respectively.
The regulatory capital ratios for Parkvale Bank at December 31, 2009 are calculated as follows:

	Tier 1	Tier 1	Total
	Core	Risk-Based	Risk-Based
(Dollars in 000’s)	Capital	Capital	Capital

Equity capital (1)	$174,448	$174,448	$174,448
Less non-allowable intangible assets	(28,966)	(28,966)	(28,966)
Plus permitted valuation allowances (2)	—	—	14,157
Plus allowable unrealized holding gains (3)	1,929	1,929	1,929

Total regulatory capital	147,411	147,411	161,568
Minimum required capital	75,300	52,759	105,519

Excess regulatory capital	$72,111	$94,652	$56,049

Adjusted total assets (1)	$1,882,502	$1,318,982	$1,318,982
Regulatory capital as a percentage	7.83%	11.18%	12.25%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	3.83%	7.18%	4.25%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended December 31, 2009.

(2)	Limited to 1.25% of risk adjusted total assets.

(3)	Limited to 45% of pretax net unrealized holding gains.
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
Results of Operations — Comparison of Three Months Ended December 31, 2009 and 2008:
For the three months ended December 31, 2009, net income available to common shareholders was $2.0 million compared to net income available to common shareholders of $2.0 million for the quarter ended December 31, 2008. Net income per common share was $0.38 for the quarter ended December 31, 2009 and $0.37 for the quarter ended December 31, 2008. Excluding the preferred stock dividends, net income was $2.4 million for the three months ended December 31, 2009, compared to $2.0 million for the three months ended December 31, 2008. The $360,000 increase in net income for the December 2009 quarter reflects a recovery of $1.1 million upon the sale of a previously written down equity security, partially offset by writedowns of $782,000 on investment securities. The provision for loan losses decreased by $731,000 to $1.4 million for the quarter. Noninterest expense increased by $163,000 as a result of a higher FDIC insurance premium of $583,000 for the quarter and net interest income decreased by $1.5 million or 14.4%. Net interest income decreased from $10.6 million to $9.1 million for the current period, reflecting lower interest rates and increased refinancing activity. Return on average equity was 6.37% for the December 2009 quarter compared to 5.68% for the December 2008 quarter.
Interest Income:
Parkvale had interest income of $19.3 million during the three months ended December 31, 2009 versus $23.1 million during the comparable period in 2008. The $3.8 million or 16.6% decrease is the result of a

108 basis point decrease in the average yield from 5.38% in the December 2008 quarter to 4.30% in the current quarter, offset by a $75.0 million or 4.4% increase in the average balance of interest-earning assets. Interest income from loans decreased $3.0 million or 17.3%, resulting from a decrease in the average outstanding loan balances of $110.2 million or 9.4% and by a 51 basis point decrease in the average yield from 5.86% in 2008 to 5.35% in 2009. The average loan yield fell in 2009 due to lower prevailing rates on new loans along with ARM loans repricing down due to lower indices for periodic rate adjustments. Investment interest income decreased by $897,000 or 15.3% due to a decrease of 131 basis points in the average yield from 4.82% in 2008 to 3.51% in 2009, partially offset by an increase of $79.3 million or 16.3% in the average balance. The higher level of investment was primarily related to purchases of lower risk government and agency securities. Interest income earned on federal funds sold increased $46,000 or 78.0% from the 2008 quarter due to an increase of $105.9 million or 177.9% in the average balance, offset by a 15 basis point decrease in the average yield from 0.40% in 2008 to 0.25% in 2009 as a result of the Federal Reserve setting the current Federal Fund target rate at 0.25%. The weighted average yield on all interest-earning assets was 4.28% at December 31, 2009 and 5.13% at December 31, 2008.
Interest Expense:
Interest expense decreased $2.3 million or 18.4% from the 2008 to the 2009 quarter. The decrease was due to a 75 basis point decrease in the average rate paid on deposits and borrowings from 3.00% in 2008 to 2.25% in 2009, offset by an increase in the average deposits and borrowings of $80.4 million or 3.5%. The overall increase in the average liabilities balance is primarily due to $25.0 million of term debt borrowed on December 30, 2008, and an increase in average deposits of $42.1 million or 2.9% and an increase of $13.3 million or 3.6% in average borrowings. At December 31, 2009, the average rate payable on liabilities was 1.82% for deposits, 4.63% for borrowings, 6.94% for term debt and 2.21% for combined deposits, borrowings and debt.
Net Interest Income:
Net interest income was $9.1 million for the quarter ended December 31, 2009 compared to $10.6 million for the quarter ended December 31, 2008. The $1.5 million decrease is attributable to a 33 basis point decrease in the average interest rate spread from 2.38% in 2008 to 2.05% in 2009 partially offset by a net increase of $15.4 million of net earning assets. The decreased yield on earning assets is primarily attributable to lower rates on loans and investments, and the decreased cost of funds primarily relates to lower deposit interest rates.
Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended December 31, 2009 decreased by $731,000 from the 2008 quarter based upon an analysis of credit factors related to the Bank’s portfolio and related reserve levels as of December 31, 2009. Aggregate valuation allowances were 1.76% and 1.60% of gross loans at December 31, 2009 and June 30, 2009, respectively.
Nonperforming loans, impaired loans and real estate owned aggregated $36.3 million, $33.6 million and $20.8 million at December 31, 2009, June 30, 2009 and December 31, 2008, representing 1.90%, 1.76% and 1.10% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 2009 were $18.9 million, compared to $18.0 million at June 30, 2009 and $15.9 million at December 31, 2008. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning trends experienced. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Noninterest Income:
Total noninterest income for the December 2009 quarter increased by $1.3 million or 80.7% due to a $278,000 decrease in security writedowns and a $1.1 million recovery on sale of a previously written down preferred stock during the December 2009 quarter. The net impairment loss recognized during the quarter ended December 31, 2009 was $782,000, compared to $1.1 million during the 2008 quarter. The $2.5 million non-credit portion of the total $3.2 million impairment charge in the December 2009 quarter is included in other comprehensive income. Noninterest income changes included a decrease of $35,000 or 2.1% of service charges on deposit accounts, an increase of $32,000 or 9.8% of other fees and service charges, and a decrease of $125,000 or 19.7% of other income. Annuity fee and commission income was $194,000 in the 2009 quarter compared to $190,000 in the 2008 quarter.
The current quarter writedowns were due to the other than temporary impairment of two pooled trust preferred securities and one non agency CMO, resulting in an aggregate earnings charge of $782,000 and other comprehensive income component of $1.6 million, net of related taxes. The impairment charges recognized in the quarter ended December 31, 2009 included:

Pooled trust preferred securities	$648,000
Collateralized Mortgage Obligation	134,000
The impairment charges on the two pooled trust preferred securities reflect the significant deterioration of issuers changing from deferral to default status during the December 31, 2009 quarter. Parkvale performed a discounted cash flow analysis with respect to each trust preferred security with a below investment grade rating. Based on the updated cash flow analysis, these pooled securities with an aggregate book value of $3.3 million as of December 31, 2009 were deemed to be other than temporarily impaired.
The $1.1 million writedown during the December 31, 2008 quarter related to impairment of available for sale equity securities resulting from continued price weaknesses in the financial sector.
At December 31, 2009, Parkvale had 15 pooled trust preferred securities and 8 other individual trust preferred securities with no impairment charges. In addition, two pooled trust preferred securities and one individual trust preferred security remain that have cumulative impairment charges recorded as of December 31, 2009. These 17 pooled trust preferred securities had an aggregate cost of $63.1 million and an aggregate fair value of $29.3 million, and these 9 individual trust preferred securities had an aggregate cost of $9.4 million and an aggregate fair value of $7.4 million.
All of the trust preferred securities with cumulative OTTI charges remain in the portfolio as of December 31, 2009 with the possibility of some future recoveries. The cumulative amount of OTTI charges, net of probable tax benefits, resulted in aggregate charges of $14.2 million or $2.62 per share over the last four quarters, which are the only periods with OTTI charges related to trust preferred securities.
The total investment securities held to maturity at December 31, 2009 had a carrying value of $580 million and a fair value of $520.1 million. As of such date, impairment charges have not been taken to reflect the difference of $59.9 million. The securities representing the lower fair value primarily consist of 17 pooled trust preferred securities with an unrealized loss of $33.8 million and non-agency collateralized mortgage obligations with an unrealized loss of $26.5 million at December 31, 2009. If these held to maturity investments are deemed to be other-than-temporarily impaired in future quarters, the impairment charges could have a material adverse effect on Parkvale’s capital and results of operations.
Noninterest Expense:
Total noninterest expense increased by $163,000 or 2.3% for the three months ended December 31, 2009 compared to the December 31, 2008 quarter. This increase is primarily due to an increase in FDIC insurance due to a higher premium rate charged by the FDIC in 2009 and the absence of current quarter credits, which were fully used in prior quarters. Compensation and employee benefits expense decreased by $467,000 or 11.4% during the quarter ended December 31, 2009 from the comparable 2008 quarter, primarily due to a reduction in the amount of incentive compensation being accrued. Parkvale is not able to pay or accrue any cash bonuses to its five most highly compensated employees until the Series A Preferred Stock is redeemed, and other bonuses are also being reduced. Marketing expense increased $22,000 or 31.0% and other expense increased $28,000 or 2.1%. Annualized noninterest expense as a percentage of average assets was 1.53% for the quarter ended December 2009 and 1.56% for the quarter ended December 2008.
Income Tax Expense (Benefit):
During the three months ended December 31, 2009, a previously provided tax valuation allowance of $243,000 was reversed due to the recovery on the sale of Bank of America preferred stock. Income tax expense decreased by $71,000 or 8.6% for the three months ended December 31, 2009 compared to the December 2008 quarter. The decrease in income tax expense is due to a lower level of taxable income due to the writedown of investment securities. The overall effective tax rate was 23.8% and 28.7% for the three months ended December 31, 2009 and 2008, respectively.
Results of Operations — Comparison of Six Months Ended December 31, 2009 and 2008:
For the six month period ended December 31, 2009, net income available to common shareholders was $2.5 million compared to net income available to common shareholders of $3.1 million for the six-month period ended December 31, 2008. Net income per common share was $0.46 for the six-months ended December 31, 2009 and $0.57 for the six-months ended December 31, 2008. Excluding the preferred stock dividends, net income was $3.3 million for the six months ended December 31, 2009, compared to $3.2 million for the six months ended December 31, 2008. The net income for the December 2009 six months reflects recoveries on the sale of equity securities of $2.2 million, $3.5 million of debt security impairment charges, provision for loan losses of $3.7 million and an increase in noninterest expense of $659,000 primarily due to higher FDIC insurance premiums of $1.1 million. Net interest income decreased $3.1 million or 14.5% and income tax expense decreased by $1.1 million or 81.5%. Net interest income for the six months ended December 31, 2009 decreased to $18.4 million from $21.5 million for the six months ended December 31, 2008. Return on average equity was 4.32% for the six months ended December 2009 compared to 4.52% for the six months ended December 2008.
Interest Income:
Parkvale had interest income of $39.3 million during the six months ended December 31, 2009 versus $47.0 million during the comparable period in 2008. The decrease of $7.6 million is attributable to a 105 basis point decrease in the average yield from 5.43% in 2008 to 4.38% in 2009, partially offset by an increase in the average interest-earning asset portfolio of $65.7 million or 3.8%. Interest income from loans decreased $5.8 million or 16.6% due to a decrease in the average loan balance of $106.4 million or 8.9% and by a 49 basis point decrease in the average yield from 5.87% in 2008 to 5.38% in 2009. Income from investments decreased by $1.5 million or 12.9% from 2008 due to a 136 basis point decrease in the average yield from 4.97% in 2008 to 3.61% in 2009, partially offset by an increase in the average investment balance of $92.0 million or 19.7%. Interest income earned on federal funds sold decreased $359,000 or 63.9% from the six months ended December 31, 2008 due to a 117 basis point decrease in the average yield from 1.42% in 2008 to 0.25% in 2009, partially offset by an increase of $80.1 million or 101.2% in the average federal fund balance.
Interest Expense:
Interest expense decreased by $4.5 million or 17.8% from the 2008 six-month period to the 2009 six-month period. The decrease was due to a 65 basis point decrease in the average rate paid from 3.04% in 2008 to 2.39% in 2009 offset by an increase in the average deposits and borrowings of $61.1 million or 3.6%. The increase in average borrowings includes the $25.0 million of term debt borrowed on December 30, 2008.
Net Interest Income:
Net interest income was $18.4 million for the six months ended December 31, 2009 compared to $21.5 million for the six months ended December 31, 2008. The $3.1 million decrease is attributable to a 41 basis point decrease in the average interest rate spread from 2.39% in 2008 to 1.98% in 2009, partially offset by a net increase of $14.9 million or 44.6% of net earning assets. The net decreased yield on net earning assets is primarily attributable to the lower yields on investments and a lower cost of funds.
Provision for Loan Losses:
Provision for loan losses increased by $531,000 or 16.8% from the six-month period ended December 31, 2008 to the six months ended December 31, 2009. Aggregate valuation allowances were 1.76% of gross loans at December 31, 2009, 1.60% of gross loans at June 30, 2009 and 1.35% of gross loans at December 31, 2008. Total loan loss reserves at December 31, 2009 were $18.9 million.
Noninterest Income:
Noninterest income increased by $3.3 million or 899.7% for the six months ended December 31, 2009 from the six months ended December 31, 2008 due to lower levels of writedowns of investment securities. The prior period writedowns include $5.0 million which were due to FHLMC preferred stock series M and S, a floating rate note in Washington Mutual and other available for sale investment securities, offset slightly by a $25,000 gain on the sale of available for sale investment securities. The net impairment loss recognized during the six months ended December 31, 2009 was $3.5 million. The $2.5 million non-credit portion of the total $6.0 million impairment charge for the six months ended December 31, 2009 is included in other comprehensive income. Service charges on deposits decreased by $125,000 or 3.7%. Other fees and service charges increased by $16,000 or 2.3% for all types of products. Other income decreased by $197,000 or 15.7%. Annuity fee and commission income was $421,000 for the six months ended December 2009 compared to $417,000 for the six months ended December 2008.
The $3.5 million writedown of assets recognized in earnings for the six-months ended December 31, 2009 was due to other than temporarily impaired investment securities. The impairment charges in the six-months ended December 31, 2009 included:

Pooled trust preferred securities	$3,409,000
Collateralized Mortgage Obligation	134,000

Noninterest income for the six-months ended December 31, 2009 includes a $2.1 million recovery on sale of a previously written down preferred stock and a $108,000 gain on sale of mortgage backed securities.
Noninterest Expense:
Noninterest expenses increased by $659,000 or 4.6% for the six month period ended December 31, 2009 from the comparable period in 2008. The increase to noninterest expense is primarily attributable to increases in FDIC insurance expense of $1.1 million or 886.2% due to a higher premium rate charged by the FDIC in 2009 and the absence of current quarter credits, which were fully used in the prior quarter. Other expense increased $306,000 or 11.5% primarily due to increased costs of $246,000 associated with maintaining foreclosed real estate and $43,000 of legal costs associated with monitoring non-performing loans. These increases were offset by decreases of $668,000 or 8.2% in compensation and employee benefits due to a reduction in the amount of incentive compensation being accrued. Parkvale is not able to pay or accrue any cash bonuses to its five most highly compensated employees until the Series A Preferred Stock is redeemed, and other bonuses are also being reduced. Marketing expense decreased by $80,000 or 33.3%. Annualized noninterest expenses as a percentage of average assets were 1.56% for the six months ended December 31, 2009 compared to 1.55% for the six months ended December 31, 2008.
Income Tax Expense (Benefit):
Income tax expense decreased by $1.1 million or 81.5% for the six months ended December 31, 2009 compared to the six months ended December 2008. The decrease in income tax expense is due to a lower level of taxable income due to the writedown of securities.
In the six months ended December 31, 2009, a previously provided tax valuation allowance of $734,000 was reversed due to the recovery on the sale of Bank of America preferred stock. This benefit resulted in an overall effective tax rate of 6.9% and 29.4% for the six months ended December 31, 2009 and 2008, respectively.
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
Item 4. Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and Interim Principal Financial Officer, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and Interim Principal Financial Officer, concluded that Parkvale’s disclosure controls and procedures were effective as of December 31, 2009. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	None
Item 1A. Risk Factors
Risk Factor disclosures are presented at June 30, 2009 in Item 1A of the Corporation’s Form 10-K, filed with the SEC on September 10, 2009. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable
(b) Not applicable
(c)	Not applicable
Item 3. Defaults Upon Senior Securities
As disclosed above, the interest rate on the term debt is expected to increase by 2% due to the failure to meet financial covenants. This higher rate is expected to prevail until non-performing assets are reduced.

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None
Item 6. Exhibits The following exhibits are filed here within:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkvale Financial Corporation
DATE: February 1, 2010	By:	/s/ Gilbert A. Riazzi
Gilbert A. Riazzi
Vice President and Interim Principal Financial Officer

DATE: February 1, 2010	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer