Form 10-Q
period 2010-03-31
PARKVALE FINANCIAL CORP
filed 2010-04-29
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on April 28, 2010 was $11.60 per share.
Number of shares of Common Stock outstanding as of April 29, 2010 was 5,529,211.

PARKVALE FINANCIAL CORPORATION

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$21,204	$15,381
Federal funds sold	152,040	150,510

Cash and cash equivalents	173,244	165,891
Interest-earning deposits in other banks	581	3,899
Investment securities available for sale (cost of $20,331 at March 31 and $22,041 at June 30)	20,415	23,505
Investment securities held to maturity (fair value of $505,599 at March 31 and $438,745 at June 30)	551,080	504,029
Loans, net of allowance of $17,657 at March 31 and $17,960 at June 30	1,033,004	1,108,936
Foreclosed real estate, net	8,944	5,706
Office properties and equipment, net	17,494	18,073
Goodwill	25,634	25,634
Intangible assets	3,104	3,786
Prepaid expenses and other assets	62,725	47,647

Total assets	$1,896,225	$1,907,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,513,442	$1,511,248
Advances from Federal Home Loan Bank	186,030	186,202
Term debt	24,375	25,000
Other debt	14,578	21,261
Advance payments from borrowers for taxes and insurance	6,599	7,359
Other liabilities	2,246	5,276

Total liabilities	1,747,270	1,756,346

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid in capital	2,734	4,116
Treasury stock at cost (1,205,683 shares at March 31 and 1,307,199 at June 30)	(25,193)	(27,314)
Accumulated other comprehensive loss	(5,238)	(10)
Retained earnings	138,155	135,471

Total shareholders’ equity	148,955	150,760

Total liabilities and shareholders’ equity	$1,896,255	$1,907,106

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest income:
Loans	$13,745	$16,192	$42,768	$50,989
Investments	4,799	5,780	14,895	17,376
Federal funds sold	88	56	291	618

Total interest income	18,632	22,028	57,954	68,983

Interest expense:
Deposits	6,464	9,366	21,843	29,832
Borrowings	2,315	2,702	7,081	7,672
Term Debt	439	—	1,208	—

Total interest expense	9,218	12,068	30,132	37,504

Net interest income	9,414	9,960	27,822	31,479
Provision for loan losses	1,164	1,826	4,851	4,982

Net interest income after provision for losses	8,250	8,134	22,971	26,497

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(6,536)	(20,909)	(12,537)	(25,909)
Non-credit related losses recognized in other comprehensive income	5,492	—	7,950	—

Net impairment losses recognized in earnings	(1,044)	(20,909)	(4,587)	(25,909)
Service charges on deposit accounts	1,487	1,503	4,754	4,895
Other fees and service charges	376	384	1,102	1,094
Net gain on sale of assets	167	167	2,372	185
Other	521	660	1,575	1,911

Total noninterest income	1,507	(18,195)	5,216	(17,824)

Noninterest Expenses:
Compensation and employee benefits	3,804	3,974	11,236	12,074
Office occupancy	1,243	1,278	3,449	3,479
Marketing	78	123	238	363
FDIC insurance	769	65	1,982	188
Office supplies, telephone and postage	479	486	1,412	1,413
Other	1,494	1,320	4,456	3,976

Total noninterest expenses	7,867	7,246	22,773	21,493

Income (loss) before income taxes	1,890	(17,307)	5,414	(12,820)
Income tax expense (benefit)	472	(3,237)	716	(1,920)

Net income (loss)	1,418	(14,070)	4,698	(10,900)
Less: Preferred stock dividend	397	397	1,191	432

Income (loss) to common shareholders	$1,021	$(14,467)	$3,507	$(11,332)

Net income (loss) per common basic share	$0.18	($2.65)	$0.64	($2.08)
Net income (loss) per common diluted share	$0.18	($2.65)	$0.64	($2.08)

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Interest received	$57,544	$67,641
Loan fees received	242	423
Disbursements of student loans	—	(30)
Proceeds from sales of student loans	—	365
Other fees and commissions received	6,604	7,070
Interest paid	(30,260)	(37,674)
Cash paid to suppliers and others	(39,447)	(21,134)
Income taxes paid	(1,718)	(2,501)

Net cash (used in) provided by operating activities	(7,035)	14,160

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	2,331	3,012
Proceeds from maturities of investment securities	280,366	83,978
Purchase of investment securities held to maturity	(332,140)	(206,750)
Decrease (increase) of deposits in other banks, net	3,318	(22,914)
Principal collected on loans	181,473	162,612
Loans made to customers, net of loans in process	(121,120)	(118,555)
Proceeds from loans sold	7,527	5,976
Other	(178)	(169)

Net cash provided by (used in) investing activities	21,577	(92,810)

Cash flows from financing activities:
Net increase in checking and savings accounts	58,945	13,619
Net (decrease) increase in certificates of deposit	(56,751)	4,469
Proceeds from long-term debt	—	25,000
Repayment of FHLB advances	(19)	(5,018)
Repayment of term debt	(625)	—
Net (decrease) in other borrowings	(6,683)	(811)
(Decrease) in borrowers’ advances for taxes and insurance	(759)	(879)
Proceeds from issuance of preferred stock	—	31,762
Cash dividends paid	(2,009)	(3,835)
Contribution of treasury stock to retirement plans	712	—
Payment for treasury stock	—	(717)
Proceeds from exercise of stock options	—	111

Net cash (used in) provided by financing activities	(7,189)	63,701

Net increase (decrease) in cash and cash equivalents	7,353	(14,949)
Cash and cash equivalents at beginning of period	165,891	104,692

Cash and cash equivalents at end of period	$173,244	$89,743

	Nine months ended
	March 31,
	2010	2009
Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$4,698	($10,900)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,439	1,512
Accretion and amortization of loan fees and discounts	(1,296)	(1,994)
Loan fees collected and deferred (premiums paid)	(45)	105
Provision for loan losses	4,851	4,982
Loss on sale or writedown of assets	2,215	25,724
Decrease in accrued interest receivable	797	622
(Increase) in other assets	(16,327)	(4,877)
(Decrease) in accrued interest payable	43	(22)
Increase (decrease) in other liabilities	(3,410)	(992)

Total adjustments	(11,733)	25,056

Net cash (used in) provided by operating activities	$(7,035)	$14,160

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Loans transferred to foreclosed assets aggregated $8.0 million for the nine months ended March 31, 2010 and $7.7 million for the nine months ended March 31, 2009.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Equity
Balance, June 30, 2009	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760
Net income, nine months ended March 31, 2010						4,698	4,698
Accumulated other comprehensive Income (loss):
Change in swap liability					452
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $(2,713)					(4,273)
Reclassification adjustment, net of taxes of $(808)					(1,407)		(5,228)

Comprehensive loss							(530)
Dividends declared on common stock at $0.15 per share						(823)	(823)
Dividends on preferred stock						(1,191)	(1,191)
Allocation of treasury stock to retirement plans			(1,409)	2,121			712
Recognition of stock option compensation expense			27				27

Balance, March 31, 2010	$31,762	$6,735	$2,734	($25,193)	($5,238)	$138,155	$148,955

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
STATEMENTS OF OPERATIONS
The statements of operations for the nine months ended March 31, 2010 and 2009 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for fiscal 2010. The Annual Report on Form 10-K for the year ended June 30, 2009 contains additional information and should be read in conjunction with this report.
SUBSEQUENT EVENTS
The Corporation evaluated and disclosed all material subsequent events that provide evidence about conditions that existed as of March 31, 2010.
LOANS

	March 31, 2010	June 30, 2009
Loans are summarized as follows:
Mortgage loans:
Residential:
1-4 Family	$661,307	$726,586
Multifamily	31,150	34,216
Commercial	115,705	114,827
Other	11,006	14,806

	819,168	890,435
Consumer loans	184,287	185,818
Commercial business loans	40,856	44,602
Loans on savings accounts	5,416	5,031

	1,049,727	1,125,886
Less: Loans in process	7	60
Allowance for loan losses	17,657	17,960
Unamortized premiums and deferred loan fees	(941)	(1,070)

Loans, net	$1,033,004	$1,108,936

Please refer to the “Fair Value” Note and “Nonperforming Loans and Foreclosed Real Estate” section of Management’s Discussion and Analysis for additional information regarding impaired and delinquent loans.
The following summarizes the allowance for loan loss activity for the nine-month period ended March 31:

	2010	2009
Beginning balance	$17,960	$15,249
Provision for losses — mortgage loans	4,727	1,444
Provision for losses — consumer loans	127	1,879
Provision for losses — commercial loans	(3)	1,659
Loans recovered	34	19
Loans charged off	(5,188)	(3,000)

Ending balance	$17,657	$17,250

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
COMPREHENSIVE INCOME
Sources of comprehensive income (loss) not included in net income are unrealized gains and losses on certain investments in equity securities, mortgage backed securities, corporate debt and swaps on interest rate contracts. For the nine months ended March 31, 2010 and 2009, total comprehensive loss amounted to $530 and $9,007, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Effective July 1, 2008, the Company adopted ASC 820, which, among other things, required enhanced disclosures about assets and liabilities carried at fair value. ASC 820 established a hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. This hierarchy requires the use of observable market data when available. The three broad levels defined by ASC 820 hierarchy are as follows:

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
The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2010 by level within the fair value hierarchy. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale security portfolio are measured at fair value using quoted market prices and classified within Level I of the valuation hierarchy. OTTI held to maturity investments without quoted market prices are classified within Level III of the valuation hierarchy. Interest rate swaps are fair valued using other similar financial instruments and are classified as Level II.

	Level I	Level II	Level III	Total

Financial Instruments — Measured on a recurring basis

Assets: Available for sale securities	$20,415	—	—	$20,415
Interest rate swaps	—	126	—	126
The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2010. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
OTTI — Held to maturity trust preferred securities	—	—	$3,157	$3,157
OTTI — Held to maturity non agency CMO securities	—	—	10,155	10,155
Impaired loans	—	—	224	224
Impaired Foreclosed real estate	—	—	463	463
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
Interest-Earning Deposits in Other Banks
Accrued interest
Cash Surrender Value (CSV) of Bank Owned Life Insurance (BOLI)
Checking, savings and money market accounts
The following methods and assumptions were used to estimate the fair value of other classes of financial instruments as of March 31, 2010 and June 30, 2009.
Real Estate Owned: The fair value of foreclosed real estate is determined by an independent market based appraisal less costs to sell.
Investments Securities: The fair values of investment securities are obtained from the Interactive Data Corporation pricing service and various investment brokers for securities not available from public sources. Prices on certain trust preferred securities were calculated using a cash flow model discounted using current LIBOR plus a market spread for longer term securities as permitted for Level III assets when market quotes are not available. See accompanying notes for additional information on investment securities.
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
Term Debt and Other Debt: Fair value is determined by discounting the term and other debt using estimated incremental borrowing rates for similar types of borrowing arrangements.
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents additional information about financial assets and liabilities measured at fair value:

	March 31, 2010		June 30, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets:
Cash and non-interest-earning deposits	$21,204	$21,204	$15,381	$15,381
Federal funds sold	152,040	152,040	150,510	150,510
Interest-earning deposits in other banks	581	581	3,899	3,899
Investment securities available for sale	20,415	20,415	23,505	23,505
Investment securities held to maturity	505,599	551,080	438,745	504,029
Loans receivable, gross of allowances	1,076,329	1,049,727	1,154,459	1,125,886
Accrued interest receivable	6,220	6,220	7,017	7,017
Cash surrender value of BOLI	25,015	25,015	24,188	24,188

Financial Liabilities:
Checking, savings and money market accounts	$680,928	$680,928	$621,967	$621,967
Certificates of deposit	843,768	824,782	900,017	878,433
Accrued interest payable	7,732	7,732	11,713	11,713
Advances from Federal Home Loan Bank	202,667	186,030	199,156	186,202
Term debt	23,504	24,375	24,673	25,000
Other debt	13,951	14,578	20,136	21,261

Off-balance sheet loan instruments	$5	$—	$13	$—
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
When an impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded within non-interest income in the consolidated statement of operations.
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
At March 31, 2010 and June 30, 2009, the following comprises Parkvale’s investment portfolio:

	March 31, 2010		June 30, 2009
Available for Sale Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value
FHLB of Pittsburgh stock	$14,357	$14,357	$13,826	$13,826
Preferred stocks:
FHLMC Series M Pfd	—	—	20	49
FHLMC Series S Pfd	—	—	30	73
Bank of America Corp Pfd Series J	—	—	2,192	3,680
Mutual Funds — ARM mortgages	5,500	5,281	5,500	5,302
Common equities	474	777	473	575

	$20,331	$20,415	$22,041	$23,505

	March 31, 2010		June 30, 2009
Held to Maturity Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	$175,791	$176,923	$108,682	$109,719
Municipal obligations	16,797	17,342	19,165	19,365
Corporate debt:
Short to medium term corporate debt	39,870	41,121	57,464	57,848
Pooled trust preferred securities	63,017	28,748	68,306	34,456
Individual trust preferred securities	9,317	7,432	9,354	6,487
Mortgage-backed securities:
Agency	95,721	96,739	63,367	63,811
Agency Collateralized Mortgage Obligations (“CMOs”)	10,826	10,911	1,540	1,558
CMOs — non agency	139,741	126,383	176,145	145,496

	$551,080	$505,599	$504,029	$438,745

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Liquidity concerns in the financial markets have made it difficult to obtain reliable market quotations on some infrequently traded securities that are held to maturity. Corporate debt has been valued using financial models permitted by guidance in ASC 820 for Level III (see Fair Value Note) assets as active markets did not exist at March 31, 2010 and June 30, 2009 to provide reliable market quotes. The assets included in Level III pricing relate to pooled trust preferred securities. The trust preferred market has been severely impacted by the deteriorating economy and the lack of liquidity in the credit markets.
The chart below includes all OTTI charges as realized losses when such securities were written down to fair value. The unrealized losses on the remaining investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets. Based on the credit-worthiness of the issuers and discounted cash flow analyses, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired. The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010:

	Less than 12 months		Greater than 12 months
	Of unrealized losses		of unrealized losses		Total
		Unrealized		Unrealized		Unrealized
Available for Sale Investments	Fair Value	loss	Fair Value	loss	Fair Value	loss
Mutual funds — US government agency	$—	$—	$4,765	$235	$4,765	$235
Held to Maturity Investments

U.S. Government and agency obligations	44,904	130	—	—	44,904	130

Pooled trust preferred securities	—	—	25,591	34,269	25,591	34,269
Individual trust preferred securities	702	11	5,684	1,915	6,386	1,926
CMOs — non agency	23,856	2,560	62,796	12,378	86,652	14,938
Mortgage-backed securities and CMOs-agency	22,876	168	320	1	23,196	169
Available for sale securities.
FHLB of Pittsburgh Stock. The FHLB of Pittsburgh historically paid quarterly cash dividends on its capital stock, with the last payment on November 17, 2008 at an annualized rate of 2.35%. In December 2008, the FHLB announced that it was suspending dividend payments that normally would have been paid in 2009 and thereafter in an effort to retain capital. In addition, the historical practice of repurchasing excess capital stock from members of the FHLB was also suspended. Parkvale’s investment in the FHLB of Pittsburgh was $14,357 at March 31, 2010 and is valued at the par issue amount of $100 per share. Based on current information provided by the FHLB, this investment is not considered impaired at March 31, 2010 as it is expected to pay future dividends and is believed to be worth par value.
Preferred Stocks. At March 31, 2010, Parkvale no longer had investments in preferred stocks. These investments were sold during the quarter ended March 31, 2010 with a $72 recovery of previous writedowns. Writedowns aggregating $4,213 were recognized on investments in FHLMC preferred stock during fiscal 2009 since FHLMC financial projections were poor and showed difficulty in covering debt service costs.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Mutual Funds. Parkvale has investments in two adjustable rate mortgage mutual funds with an aggregate amortized cost of $5,500 at March 31, 2010. The larger of the two investments, which had a fair value of $4,765 at March 31, 2010, has had an unrealized loss in excess of one year of $235 and $208, at March 31, 2010 and at June 30, 2009, respectively. Parkvale evaluated the near-term prospects of the issuer of the mutual fund in relation to the severity and duration of the impairment. Based on this evaluation and Parkvale’s ability to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of this investment to be other-than-temporarily impaired at March 31, 2010.
Common Equities. At March 31, 2010, Parkvale had investments in nine different common equities, which had an aggregate amortized cost of $473. None of the common equities had an unrealized loss at March 31, 2010.
Held to maturity securities.
U.S. Government and Agency Obligations. At March 31, 2010, the $176,923 fair value of Parkvale’s investments in U.S. Government and Agency obligations was greater than the $175,791 book value of such investments. Certain of these investments show unrealized losses of less than one year of $130 at the balance sheet date. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Parkvale intends to hold these securities to the contractual maturity of such investments.
Trust Preferred Securities. Trust preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity. Most of the Corporation’s investments in trust preferred securities are of pooled issues, each made up of 25 or more companies with geographic and size diversification. Unless otherwise noted, the Corporation’s pooled trust preferred securities are substantially secured by bank and thrift holding companies (approximately 85% in the aggregate) and by insurance companies (approximately 15% in the aggregate). No single company represents more 5% of any individual pooled offering. While certain companies are in more than one pool, no single company represents more than a 5% interest in the aggregate pooled investments. The pooled trust preferred investments were all investment grade at purchase with an initial average investment grade rating of A. As a result of the overall credit market and the number of underlying issuers deferring interest payments, as well as issuers defaulting, the rating agencies have downgraded the securities to below investment grade as of March 31, 2010. All of these investments are classified as held to maturity.
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
A significant portion of the Corporation’s unrealized losses relate primarily to investments in trust preferred securities, which consist of single issuer and pooled securities. The portfolio of trust preferred collateralized debt obligations consists of 17 pooled issues and 8 single issuer securities. The single issuer securities are primarily from Pennsylvania regional banks. Investments in pooled securities are primarily mezzanine tranches, except for 2 investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
At March 31, 2010, the 17 pooled trust preferred securities have an amortized cost basis of $63,017 and an estimated fair value of $28,748, while the single-issuer trust preferred securities have an amortized cost basis of $9,317 and an estimated fair value of $7,432. The net unrealized losses on the trust preferred securities at March 31, 2010, which aggregated $34,269 on the pooled securities and $1,885 on the individual securities, are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.
At March 31, 2010, as permitted by the debt instruments, there are 12 pooled trust preferred securities with an amortized cost basis of $46,028 that have for one reason or another chosen to defer payments. Interest payments aggregating $523 have been capitalized to the balance of the securities as permitted by the underlying trust agreement and interest payments aggregating $1,217 have been deferred since the respective securities began to defer payments. Deferred payments are not included in interest income. Interest payments totaling $279 were deferred during the quarter ended March 31, 2010 and no payments were capitalized during the quarter.
Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments and as such, it is expected that the remaining trust preferred securities will not be settled at a price less than the current carrying value of the investments. The Corporation has concluded from detailed cash flow analysis performed as of March 31, 2010 that it is probable that all contractual principal and interest payments will be collected on all of its single-issuer and pooled trust preferred securities, except for those on which OTTI was recognized.
Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, and it is more likely than not that Parkvale will not be required to sell the investments before recovery of its amortized cost, Parkvale does not consider the remaining value of these assets to be other-than-temporarily impaired at March 31, 2010. However, continued interest deferrals and/or insolvencies by participating issuers could result in a further writedown of one or more of the trust preferred investments in the future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table provides information relating to the Corporation’s trust preferred securities as of March 31, 2010.

										Expected Defaults (%	Excess
										of	Subordination
						Lowest		Actual	Actual	performing	(as a % of
	Note	Par	Book	Fair	Unrealized	Credit	# of	Default %	Deferral %	collateral)	performing
Deal	Class	Value	Value	Value	Gain (Loss)	Ratings	Issuers	(1)	(1) (2)	(3)	collateral) (4)

Pooled Investments
P1	C1	5,000	5,000	1,903	(3,097)	C	81	19.4%	14.5%	2.6%	6.2%
P2	A2A	5,000	4,570	1,452	(3,118)	BB	79	15.9%	13.4%	6.1%	45.4%
P3	C1	4,592	4,376	2,049	(2,327)	C	85	9.5%	8.7%	1.2%	14.9%
P4	C1	5,058	4,718	1,854	(2,864)	C	72	11.0%	12.8%	1.3%	1.5%
P5	C1	5,023	4,958	1,952	(3,006)	C	93	11.2%	14.3%	1.6%	22.3%
P6	C1	3,075	3,075	1,161	(1,914)	C	65	19.1%	14.0%	3.1%	18.0%
P8	C	3,219	2,904	1,119	(1,785)	C	52	11.7%	17.8%	2.4%	12.8%
P9	B	2,008	1,671	673	(998)	CC	54	8.7%	22.3%	3.9%	20.6%
P10	B1	5,000	4,853	3,668	(1,185)	B-	25	0.0%	5.8%	4.6%	35.2%
P11 (5) (6) (7)	Mezz	1,500	971	971	0	C	35	13.2%	25.7%	3.0%	0.0%
P12	B2	1,000	1,000	635	(365)	C	49	14.4%	13.7%	2.1%	14.2%
P13	B	3,909	3,759	1,300	(2,459)	CC	55	14.3%	13.1%	3.1%	23.4%
P14	A1	4,745	4,379	2,057	(2,322)	BB	64	17.0%	11.3%	3.6%	49.1%
P15 (6) (7)	B	5,000	2,186	2,186	0	C	34	20.5%	12.8%	4.5%	0.0%
P16	C1	5,000	4,930	2,250	(2,680)	C	49	16.2%	6.7%	1.1%	14.5%
P17	C1	5,000	4,970	2,246	(2,724)	C	43	18.2%	7.9%	1.3%	15.0%
P18	D	5,058	4,697	1,272	(3,425)	C	63	9.3%	25.4%	2.5%	2.0%
Subtotal	17	69,187	63,017	28,748	(34,269)

Single Issuer Investments
S1	N/A	1,000	927	688	(239)	BB	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,968	1,402	(566)	BB	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,768	1,855	(913)	BBB+	1	0.0%	0.0%	0.0%
S4	N/A	500	444	276	(168)	B	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,005	1,046	41	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	712	702	(10)	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	493	483	(10)	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	980	(20)	BB+	1	0.0%	0.0%	0.0%
Subtotal	8	9,729	9,317	7,432	(1,885)

Total		78,916	72,334	36,180	(36,154)
The above listings do not include 6 trust preferred investments written off in March, June, and September 2009 quarters.
Notes:

(1)	As a percentage of the total collateral.

(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.

(3)	Expected defaults are determined by an analysis of the collateral for each security. The total expected defaults are then applied over a three year period with 50% projected to occur in year 1, 30% in year 2, and 20% in year 3.

(4)	Excess subordination represents the additional defaults in excess of actual deferrals and defaults that the CDO can absorb before the security experiences a shortfall in principal.

(5)	Book value reduced in March 2009 to fair value as a result of OTTI.

(6)	Book value reduced in December 2009 to fair value as a result of OTTI.

(7)	Book value reduced in March 2010 to fair value as a result of OTTI.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Non agency CMOs. The non agency CMO securities of $139,741 at March 31, 2010 are supported by underlying collateral that was originated as follows:

Year originated	Book Value	Fair Value
2003	$31,926	$32,882
2004	41,190	36,628
2005	52,275	46,430
2006	2,847	2,236
2007	7,365	4,114
2008	4,138	4,093

	$139,741	$126,383

The non agency CMO portfolio at March 31, 2010 contains investments that were all rated AAA at the time of purchase. The amortized cost and fair value by their latest investment rating at March 31, 2010 is as follows:

	Book Value	Fair Value
AAA by Moody’s, S&P, or Fitch	$38,549	$39,279
AA by Moody’s or S&P	17,191	17,327
A by Moody’s, S&P, or Fitch	16,921	14,072
BBB by Moody’s or Fitch	15,748	12,104
BB by Fitch	20,015	17,341
B by Moody’s or S&P	13,749	10,265
CCC by S&P or Fitch	13,173	11,495
CC by Fitch	4,395	4,500

	$139,741	$126,383

To date, all such securities have made scheduled payments of principal and interest on a timely basis with additional collateral provided by support tranches in these structured debt obligations.
General. At March 31, 2010, Parkvale has unrealized losses that are greater than one year aggregating $48,563 on held to maturity securities. These unrealized losses over one year relate primarily to investments in pooled and individual trust preferred securities and non-agency CMOs as detailed in the preceding tables. The unrealized losses relate to illiquidity and the uncertainty affecting these markets, interest rate changes, higher spreads to treasuries at March 31, 2010 compared to the purchase dates and concerns of future bank failures. Pooled trust preferred securities with unrealized losses for more than 12 months relate to 15 pooled trust preferred securities aggregating $59,860, representing $25,591 of fair value with $34,269 of unrealized losses. Individual trust preferred securities with unrealized losses for more than 12 months relate to 6 individual securities aggregating $7,599, representing $5,684 of fair value with $1,915 of unrealized losses.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Other-Than-Temporary- Impairment
Securities with a remaining carrying value as of March 31, 2010 that have incurred OTTI charges are summarized as follows:

	Unadjusted	OTTI	OTTI	3/31/10	3/31/10
	Carrying	Charge to	Charge to	Carrying	Fair
	Value	earnings	OCI	Value	Value
Security

Non Agency CMO	$17,626	$2,015	$5,561	$10,050	$10,155
Pooled trust preferred security	6,623	1,082	2,384	3,157	3,157
The following chart shows the balance of other comprehensive income charges related to fair value:

	Trust preferred securities	Non Agency CMO
Balance at June 30, 2009	$552	$714

Total losses — realized/unrealized	2,600	5,350
Included as a charge to earnings	(768)	(503)
Change to other comprehensive income	—	—

Balance at March 31, 2010	$2,384	$5,561

The amount of securities with OTTI charges to earnings are as follows:
Recorded in September 2009	$2,761	$—
Recorded in December 2009	648	134
Recorded in March 2010	216	828

	$3,625	$962

The above OTTI charge to earnings amounts are categorized as of March 31, 2010 as follows:

Writeoffs no longer reflected as investments	$2,761	$—
Charged to earnings:
Level III — Pooled TPS	864	—
Level III — Non Agency CMO	—	962
During fiscal 2009, certain investments considered to be other than temporarily impaired were written down to fair value with a net charge to earnings of $28,303. During the nine months ended March 31, 2010, additional charges of $12,537 on OTTI investments were recognized, with $4,587 recognized as net impairment losses in earnings and $7,950 as the non-credit portion reflected in other comprehensive income. During the March 31, 2010 quarter, two pooled trust preferred and three non-agency CMO securities were considered to be OTTI, resulting in an earnings charge of $1,044 and the non-credit related loss of $5,492 reflected in other comprehensive income. Write-downs were based on individual securities’ credit performance and the issuer’s ability to make its contractual principal and interest payments. Should credit quality continue to deteriorate, it is possible that additional write-downs may be required. Based on the credit worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than temporarily impaired at March 31, 2010.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
GOODWILL AND MARKET VALUATION
Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $7.46 per share at March 31, 2010, which is below the book value of $21.19 at such date. The difference between the market value and the book value at March 31, 2010 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.
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
Based on the above report, management determined that goodwill was not impaired at March 31, 2010 or December 31, 2009. The market price of Parkvale’s common stock has increased from $6.95 at December 31, 2009 to $7.46 at March 31, 2010 and a high of $12.13 during April 2010. The annual testing of goodwill as required was performed as of June 30, 2009 and in a similar report issued by the independent third party on July 15, 2009, goodwill non-impairment was certified as of June 30, 2009. If Parkvale’s stock continues to trade significantly below its book value, if discounted cash flow estimates materially decline, or if the multiples in other acquisitions of financial institutions continue to decline, then a goodwill impairment charge may become appropriate in a future quarter.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
EARNINGS PER SHARE (“EPS”)
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator for basic and diluted EPS:
Net income (loss) (in 000’s)	$1,418	($14,070)	$4,698	($10,900)
Less: Preferred stock dividend	397	397	1,191	432

Income available to common stockholders	$1,021	($14,467)	$3,507	($11,332)

Denominator:
Weighted average shares for basic EPS	5,527,818	5,427,695	5,461,373	5,459,162
Number of dilutive stock options	—	—	—	1,410

Weighted average shares for dilutive EPS	5,527,818	5,427,695	5,461,373	5,460,573

Net income per common share:
Basic	$0.18	($2.65)	$0.64	($2.08)

Diluted	$0.18	($2.65)	$0.64	($2.08)

NEW ACCOUNTING PRONOUNCEMENTS
In February 2010, FASB issued ASU 2010-08, Technical Corrections to Various Topics. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments. The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued. This statement did not have a material impact on the Corporation’s consolidated financial statements.
In February 2010, the FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. This statement did not have a material impact on the Corporation’s consolidated financial statements.

Item 2.
PARKVALE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of Parkvale Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The financial statements as of and for the quarter ended March 31, 2010 are unaudited and, as such, are subject to year-end audit review.
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
During fiscal year 2009, a valuation allowance of $2.4 million was recorded against deferred tax assets, related to equity writedowns that could be considered capital losses that may not be realizable due to the difficulty in projecting sufficient capital gains in the future to offset such losses. The valuation allowance balance at March 31, 2010 was $1,632,000, a decrease of $734,000, as equity assets subject to the initial writedowns in fiscal 2009, were subsequently sold with recoveries of $2.1 million. No additions to the valuation allowance were considered necessary in the current fiscal period as no additional OTTI charges against equity securities were recorded in this period
Balance Sheet Data:
(Dollar amounts in thousands, except per share data)

	March 31,
	2010	2009
Total assets	$1,896,225	$1,906,436
Loans, net	1,033,004	1,143,015
Interest-earning deposits and federal funds sold	152,621	103,448
Total investments	571,495	543,667
Deposits	1,513,442	1,511,773
FHLB advances	186,030	186,259
Shareholders’ equity	148,955	149,752
Book value per common share	$21.19	$21.74
Statistical Profile:

	Three Months Ended		Nine Months Ended
	March 31, (1)		March 31, (1)
	2010	2009	2010	2009
Average yield earned on all interest-earning assets	4.20%	5.09%	4.32%	5.32%
Average rate paid on all interest-bearing liabilities	2.07	2.83	2.30	2.97
Average interest rate spread	2.13	2.26	2.02	2.35
Net yield on average interest-earning assets	2.12	2.30	2.07	2.43
Other expenses to average assets	1.65	1.52	1.59	1.54
Taxes to pre-tax income	24.97	-18.70	13.22	-14.98
Dividend payout ratio	27.78	-8.30	23.44	-31.73
Return on average assets	0.30	-2.96	0.33	-0.78
Return on average equity	3.68	-34.51	4.10	-9.83
Average equity to average total assets	8.11	8.56	7.99	7.93
Dividends per share	$0.05	$0.22	$0.15	$0.66

	At March 31,
	2010	2009
One year gap to total assets	13.12%	9.78%
Intangibles to total equity	19.29	19.80
Ratio of nonperforming loans and foreclosed real estate to total assets	1.79	1.65
Number of full-service offices	47	48

(1)	The applicable income and expense figures have been annualized in calculating the percentages.
Nonperforming Loans and Foreclosed Real Estate:
Loans delinquent 90 days or more, impaired loans and foreclosed real estate (REO) consisted of the following:

(Dollar amounts in thousands)	3/31/10	6/30/09	3/31/09
Delinquent single-family mortgage loans	$19,166	$21,046	$18,162
Delinquent other loans	5,571	3,321	6,078

Total nonperforming loans	24,737	24,367	24,240
Total impaired loans	224	3,568	776
Real estate owned, net	8,944	5,706	6,475

Total	$33,905	$33,641	$31,491

A weakening of the national and to a lesser extent local housing sector and credit markets contributed towards an increased level of non-performing assets. Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned in the aggregate represented 1.79%, 1.76% and 1.65% of total assets at the respective balance sheet dates shown above. Such non-performing assets at March 31, 2010 have increased slightly to $33.9 million from $33.6 million at June 30, 2009, and includes $25.0 million of non-accrual loans.
As of March 31, 2010, single-family mortgage loans delinquent 90 days or more include loans aggregating $16.3 million purchased from others and serviced by national service providers with a total of 55 loans and a cost basis ranging from $97,000 to $750,000. Of these loans, 11 have a cost basis of $500,000 or greater. The net decrease in delinquent single-family loans from June 30, 2009 to March 31, 2010 was $1.9 million. Management believes that all of these delinquent single-family mortgage loans are adequately collateralized with the exception of 31 loans, which have the necessary related allowances for losses provided.
Other loans 90 days or more delinquent of $5.6 million at March 31, 2010 include $1.9 million of commercial real estate, $3.0 million of commercial loans and $785,000 of consumer loans. The increase in delinquent other loans from June 30, 2009 to March 31, 2010 includes a $1.3 million relationship with a now closed medical facility, a $1.5 million relationship to an entity for coal extraction and reclamation, and a $1.1 million commercial office facility. The two floor plan line of credit relationships secured by commercial real estate previously classified as impaired completed foreclosure and were transferred into real estate owned during the March 2010 quarter.
In addition to the loans shown in the above table, special mention loans include $25,000 of commercial loans and $56,000 of commercial real estate loans at March 31, 2010, compared to an aggregate of $1.1 million at June 30, 2009 and $2.4 million at March 31, 2009. The special mention loans, while current or less than 90 days past due, have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.
Loans that were 30 to 89 days past due at March 31, 2010 aggregated $20.3 million, including $14.0 million of single-family first lien loans, compared to $21.8 million at June 30, 2009.
Foreclosed real estate of $8.9 million at March 31, 2010 includes $3.2 million of single-family dwellings. Real estate owned includes two unrelated foreclosures of seven and four single-family units in residential developments with a net book value of $2.0 million and two facilities used as automobile dealerships with a net book value of $2.3 million at March 31, 2010. Marketing efforts are underway to sell the single-family units individually with an allowance for completion on the seven units, which is estimated to be less than 10% of the unit cost. At March 31, 2010, foreclosed real estate also includes six commercial real estate properties with an aggregate value of $1.4 million. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell.
Each of the above categories of loans have been evaluated for the fair values of the collateral, less possible selling and holding costs, with appropriate valuation allowances and reserves provided as deemed necessary by management.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $1.1 million at March 31, 2010 and $825,000 at June 30, 2009. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. Loans are considered impaired when it is probable that all contractual amounts due will not be collected as scheduled in the agreement. Parkvale excludes single-family mortgage loans, credit card and installment consumer loans in the determination of impaired loans as permitted under U.S. GAAP. Parkvale Bank had $224,000 and $3.6 million of loans classified as impaired at March 31, 2010 and at June 30, 2009. Impaired loans are reported net of allowances of $167,000 at March 31, 2010 and $394,000 at June 30, 2009. The average recorded balance of impaired loans was $2.9 million during the nine months ended March 31, 2010. Interest income of $324 ,000 on impaired loans was not recognized for the nine months ended March 31, 2010 compared to $69,000 for the nine months ended March 31, 2009.
Allowance for Loan Losses:
The allowance for loan losses was $17.7 million at March 31, 2010, $18.0 million at June 30, 2009 and $17.3 million at March 31, 2009 or 1.68%, 1.60% and 1.49% of gross loans respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

Parkvale continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Reserves are then established based upon the evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote on page 7. In addition to the $661.3 million of 1-4 family loans, the majority of the consumer loans represent either second mortgages in the form of term loans and home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans or discounted teaser rates on ARM loans. Included in the mortgage portfolio are $191.5 million of interest only mortgage loans as of March 31, 2010. All originated ARM loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or Libor. Adjustable-rate mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. The entire purchased loan portfolio is considered well collateralized and geographically diversifies the portfolio throughout the United States. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. While management believes the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances where economic conditions change and affect the assumptions used in evaluating the adequacy of the allowance for loan losses.
Liquidity and Capital Resources:
Federal funds sold increased $1.5 million or 1.0% from June 30, 2009 to March 31, 2010. Investment securities held to maturity increased $47.1 million or 9.3% from June 30, 2009 to March 31, 2010, primarily due to purchases of U.S. Government and agency obligations and of agency mortgage-backed securities. Interest-earning deposits in other institutions decreased $3.3 million or 85.1% and loans, net of allowance, decreased $75.9 million or 6.9% from June 30, 2009 to March 31, 2010. The decrease in the loan portfolio was primarily due to a $65.3 million or 9.0% decline in one-to-four family residential loans. Prepaid expenses and other assets increased $15.1 million or 31.7% primarily due to a $12.3 million increase in FDIC insurance premiums. Deposits increased $2.2 million or 0.2% from June 30, 2009 to March 31, 2010, other debt, primarily overnight commercial borrowings, decreased $6.7 million or 31.4%, escrow for taxes and insurance decreased $760,000 or 10.3% and other liabilities decreased $3.0 million or 57.4%. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $475.3 million at March 31, 2010. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB and Federal Reserve could be utilized to fund a rapid decrease in deposits.
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
The Warrant is immediately exercisable. The Warrant provides for an adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company had received aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” announced after October 13, 2008, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant would have been reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. The Company has neither pursued nor received cash proceeds from such “qualified equity offerings” as of December 31, 2009. Pursuant to the Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. For the September 30, 2009, December 31, 2009 and March 31, 2010 quarters, the Corporation did not meet the terms related to one of the financial covenants contained in the Loan Agreement, which is considered an event of default. This increased the interest rate on the term debt by 2%, which has increased interest expense by approximately $125,000 per quarter.

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
In January 2009, the Corporation entered into interest rate swap contracts to modify the interest rate characteristics of designated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. The Corporation hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three to five years for hedges converting an aggregate of $20.0 million in floating-rate debt to fixed. The fair value of these derivatives, totaling $(126,000) at March 31, 2010, is reported in other liabilities and offset in accumulated other comprehensive income (loss) for the effective portion of the derivatives. Ineffectiveness of these swaps, if any, is recognized immediately in earnings. The ineffective portion of the change in value of these derivatives resulted in no adjustment to current earnings during the current quarter or the nine months ended March 31, 2010.
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
Capital: Of the $56.8 million of gross proceeds from the sale of the Series A Preferred Stock and the Loan from PNC, the Corporation contributed $50 million to the Bank as additional Tier 1 capital at the Bank. As noted above, the PNC Loan will be repaid quarterly, with a final principal payment of $15.6 million due on December 31, 2013, and the dividend rate on the Series A Preferred Stock will increase from 5% to 9% per annum after the five-year anniversary date of the issuance of such stock. The Bank may not pay any dividends to the Corporation if such dividends would result in the Bank no longer being well capitalized, unless the Bank receives the prior non-objection of its regulators.
Shareholders’ equity was $149.0 million or 7.9% of total assets at March 31, 2010. During the nine months ended March 31, 2010, shareholders’ equity decreased by $1.8 million due primarily to the accumulated other comprehensive loss of $5.2 million exceeding net income of $4.7 million and the declaration of cash dividends on common and preferred stock, offset by the allocation of treasury stock for employee benefit plans during the period. The other comprehensive loss is due primarily to non-credit related OTTI charges on held to maturity investment securities during the nine months ended March 31, 2010. The Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury.
The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At March 31, 2010, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 7.87%, 10.90% and 11.85%, respectively.

The regulatory capital ratios for Parkvale Bank at March 31, 2010 are calculated as follows:
(Dollars in 000’s)

	Tier 1	Tier 1	Total
	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital

Equity capital (1)	$171,209	$171,209	$171,209
Less non-allowable intangible assets	(28,738)	(28,738)	(28,738)
Plus permitted valuation allowances (2)	—	—	12,866
Plus accumulated other comprehensive income	5,165	5,165	5,165

Total regulatory capital	147,636	147,636	160,502
Minimum required capital	75,083	54,169	108,338

Excess regulatory capital	$72,553	$93,467	$52,164

Adjusted total assets (1)	$1,877,073	$1,354,224	$1,354,224
Regulatory capital as a percentage	7.87%	10.90%	11.85%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	3.87%	6.90%	3.85%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2010.

(2)	Limited to 1.25% of risk adjusted total assets.
Results of Operations — Comparison of Three Months Ended March 31, 2010 and 2009:
For the three months ended March 31, 2010, net income available to common shareholders was $1.0 million compared to a net loss to common shareholders of $14.5 million for the quarter ended March 31, 2009. Net income per common share was $0.18 for the quarter ended March 31, 2010 and ($2.65) for the quarter ended March 31, 2009. Excluding the preferred stock dividends, net income was $1.4 million for the three months ended March 31, 2010, compared to a net loss of $14.1 million for the three months ended March 31, 2009. The $15.5 million increase in net income for the March 2010 quarter reflects a lower level of writedowns on investment securities of $1.0 million compared to $20.9 million for the quarter ended March 31, 2009. The provision for loan losses decreased by $662,000 to $1.2 million for the current quarter. Noninterest expense increased by $621,000 during the quarter as a result of a $704,000 increase in FDIC insurance premiums, and net interest income decreased by $546,000 or 5.5%. Net interest income decreased from $10.0 million to $9.4 million for the current period, due to the Corporation’s interest rate risk strategy of shortening the duration of its investment portfolio in anticipation of rising interest rates. The shorter terms on investment securities, together with lower yields on new loans and rates on existing ARM loans repricing down, resulted in a decline in the average interest rate spread from 2.26% in the March 2009 quarter to 2.13% in the March 2010 quarter.
Interest Income:
Parkvale had interest income of $18.6 million during the three months ended March 31, 2010 versus $22.0 million during the comparable period in 2009. The $3.4 million or 15.4% decrease is the result of an 89 basis point decrease in the average yield from 5.09% in the March 2009 quarter to 4.20% in the current quarter, offset by a $43.1 million or 2.5% increase in the average balance of interest-earning assets. Interest income from loans decreased $2.4 million or 15.1%, resulting from a decrease in the average outstanding loan balances of $110.5 million or 9.6% and by a 34 basis point decrease in the average yield from 5.60% in 2009 to 5.26% in 2010. The average loan yield decreased due to lower prevailing rates on new loans along with ARM loans repricing down due to lower indices for periodic rate adjustments. Investment interest income decreased by $981,000 or 17.0% due to a decrease of 107 basis points in the average yield from 4.35% in 2009 to 3.28% in 2010, partially offset by an increase of

$53.9 million or 10.2% in the average balance. The higher level of investment securities was primarily related to purchases of lower risk government and agency securities, which have lower yields than other investment securities. Interest income earned on federal funds sold increased by $32,000 or 57.1% from the 2009 quarter due to an increase of $99.6 million or 231.3% in the average balance, offset by a 27 basis point decrease in the average yield from 0.52% in 2009 to 0.25% in 2010 as a result of the Federal Reserve setting the current Federal Fund target rate at 0.25%. The weighted average yield on all interest-earning assets was 4.11% at March 31, 2010 and 5.00% at March 31, 2009.
Interest Expense:
Interest expense decreased $2.9 million or 23.6% from the 2009 to the 2010 quarter. The decrease was due to a 76 basis point decrease in the average rate paid on deposits and borrowings from 2.83% in 2009 to 2.07% in 2010, offset by an increase in the average deposits and borrowings of $33.7 million or 2.0%. The overall increase in the average liabilities balance is due to an increase in average deposits of $19.8 million or 1.3% and an increase of $13.9 million or 7.5% in average borrowings. At March 31, 2010, the average rate payable on liabilities was 1.60% for deposits, 4.62% for borrowings, 6.94% for term debt and 2.07% for combined deposits, borrowings and debt.
Net Interest Income:
Net interest income was $9.4 million for the quarter ended March 31, 2010 compared to $10.0 million for the quarter ended March 31, 2009. The $546,000 decrease is attributable to a 13 basis point decrease in the average interest rate spread from 2.26% in 2009 to 2.13% in 2010 partially offset by a net increase of $9.4 million of net earning assets. The decreased yield on earning assets is primarily attributable to lower rates on loans and investments, and the decreased cost of funds primarily relates to lower deposit interest rates.
Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended March 31, 2010 decreased by $662,000 from the 2009 quarter based upon an analysis of credit factors related to the Bank’s portfolio and related reserve levels as of March 31, 2010. Aggregate valuation allowances were 1.68% and 1.60% of gross loans at March 31, 2010 and June 30, 2009, respectively.
Nonperforming loans, impaired loans and real estate owned aggregated $33.9 million, $33.6 million and $31.5 million at March 31, 2010, June 30, 2009 and March 31, 2009, representing 1.79%, 1.76% and 1.65% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 2010 were $17.7 million, compared to $18.0 million at June 30, 2009 and $17.3 million at March 31, 2009. Management considers loan loss reserves sufficient when compared to the value of the underlying collateral. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning trends experienced. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Noninterest Income:
Total noninterest income for the March 2010 quarter increased by $19.7 million or 108.3% due primarily to a $19.9 million decrease in investment security writedowns. The net impairment loss recognized in earnings during the quarter ended March 31, 2010 was $1.0 million, compared to $20.9 million during the 2009 quarter. The $5.5 million non-credit portion of the total $6.5 million other than temporary impairment charge in the March 2010 quarter is included in other comprehensive income, which resulted in an accumulated other comprehensive loss of $5.2 million at March 31, 2010. Such amount is reported separately from net income. Noninterest income changes included a decrease of $16,000 or 1.1% of service charges on deposit accounts, a decrease of $8,000 or 2.1% of other fees and service charges, and a decrease of $139,000 or 21.1% of other income. Annuity fee and commission income was $270,000 in the 2010 quarter compared to $304,000 in the 2009 quarter.
The current quarter writedowns were due to the other than temporary impairment of two pooled trust preferred and three non agency CMO securities, resulting in an earnings charge of $1.0 million and other comprehensive loss component of $3.6 million, net of related taxes. The net impairment losses recognized in earnings during the quarter ended March 31, 2010 included:

Pooled trust preferred securities	$216,000
Collateralized mortgage obligation	828,000
The impairment charges on the two pooled trust preferred securities reflect the significant deterioration of issuers changing from deferral to default status during the March 31, 2010 quarter. Parkvale performed a discounted cash flow analysis with respect to each trust preferred security with a below investment grade rating. Based on the updated cash flow analysis, these pooled securities with an aggregate book value of $3.2 million as of March 31, 2010 were deemed to be other than temporarily impaired. The impairment charges on the three non agency CMO securities reflect the results of discounted cash flow analysis based upon assumptions related to, but not including, prepayment speed, conditional defaults and loss severity associated with the underlying residential mortgage loans collateralizing the respective security. Based upon the cash flow analysis, the three non agency CMO securities with an aggregate book value of $10.1 million as of March 31, 2010 were deemed to be other than temporarily impaired.
The $20.9 million writedown during the March 31, 2009 quarter relates to other than temporarily impaired investment securities. These writedowns were the result of continued price weaknesses in the financial sector accompanied by downgrades in investment ratings and analysis of discounted cash flows of the respective securities. The quarterly impairment charges included:

Bank of America preferred stocks	$6,269,000
FHLMC preferred stocks	186,000
Other bank common equities	341,000
Pooled trust preferred securities	13,667,000
Individual trust preferred security	446,000

Total	$20,909,000

At March 31, 2010, Parkvale had 15 pooled trust preferred securities and 8 individual trust preferred securities with no impairment charges. In addition, two pooled trust preferred securities remain that have cumulative impairment charges recorded as of March 31, 2010. These 17 pooled trust preferred securities had an aggregate amortized cost of $63.0 million and fair value of $28.8 million, and these 8 individual trust preferred securities had an aggregate amortized cost of $9.3 million and fair value of $7.4 million.
All of the trust preferred securities with cumulative OTTI charges remain in the portfolio as of March 31, 2010 with the possibility of some future recoveries. The cumulative amount of OTTI charges, net of probable tax benefits, resulted in net impairment losses recognized in earnings aggregating $4.6 million or $0.84 per share over the last three quarters.
The total investment securities held to maturity at March 31, 2010 had a carrying value of $551.1 million and a fair value of $505.6 million. As of such date, impairment charges have not been taken to reflect the difference of $45.4 million. The securities representing the lower fair value primarily consist of 15 pooled trust preferred securities with an unrealized loss of $34.3 million and non-agency collateralized mortgage obligations with an unrealized loss of $13.4 million at March 31, 2010. If these held to maturity investments are deemed to be other-than-temporarily impaired in future quarters, the impairment charges could have a material adverse effect on Parkvale’s capital and results of operations.
Noninterest Expense:
Total noninterest expense increased by $621,000 or 8.6% for the three months ended March 31, 2010 compared to the March 31, 2009 quarter. This increase is primarily due to an increase of $704,000 in FDIC insurance due to a higher premium rate charged by the FDIC in 2010 and the absence of current quarter credits, which were fully used in prior quarters. Compensation and employee benefits expense decreased by $170,000 or 4.3% during the quarter ended March 31, 2010 from the comparable 2009 quarter, primarily due to a reduction in the amount of incentive compensation being accrued. Parkvale is not able to pay or accrue any cash bonuses to its five most highly compensated employees until the Series A Preferred Stock is redeemed, and other benefits are also being reduced. Marketing expense decreased $45,000 or 36.6% and other expense increased $174,000 or 13.2% due primarily to higher costs related to real estate owned. Annualized noninterest expense as a percentage of average assets was 1.65% for the quarter ended March 2010 and 1.52% for the quarter ended March 2009.
Income Tax Expense (Benefit):
Income tax expense for the three months ended March 31, 2010 was $472,000 compared to a tax benefit of $3.2 million for the March 2009 quarter. The income tax benefit in the March 2009 quarter reflects higher security writedowns and loan loss provisions. The overall effective tax rate was 25.0% and (18.7%) for the three months ended March 31, 2010 and 2009, respectively. The effective rate for the March 2009 quarter at (18.7%) is higher than the federal statutory tax rate because of the reversal of tax benefits as a result of recording $3.0 million of tax valuation allowances.
Results of Operations — Comparison of Nine Months Ended March 31, 2010 and 2009:
For the nine-month period ended March 31, 2010, net income available to common shareholders was $3.5 million compared to a net loss to common shareholders of $11.3 million for the nine-month period ended March 31, 2009. Net income per common share was $0.64 for the nine months ended March 31, 2010 and ($2.08) for the nine months ended March 31, 2009. Excluding the preferred stock dividends, net income was $4.7 million for the nine months ended March 31, 2010, compared to a net loss of $10.9 million for the nine months ended March 31, 2009. The net income for the March 2010 nine months reflects a lower level of writedowns of $21.3 million, from $25.9 million to $4.6 million. Non-interest expense increased by $1.3 million primarily due to a $1.8 million increase in FDIC insurance premiums, offset by an $838,000 or 6.9% decrease in compensation and employee benefits. Provision for loan losses decreased $131,000. Net interest income decreased by $3.7 million or 11.6% and income tax expense increased by $2.6 million or 137.7%. Net interest income for the nine months ended March 31, 2010 decreased to $27.8 million from $31.5 million for the nine months ended March 31, 2009.

Interest Income:
Parkvale had interest income of $58.0 million during the nine months ended March 31, 2010 versus $69.0 million during the comparable period in 2009. The decrease of $11.0 million or 16.0% is attributable to a 100 basis point decrease in the average yield from 5.32% in 2009 to 4.32% in 2010, partially offset by an increase in the average interest-earning asset portfolio of $58.2 million or 3.4%. Interest income from loans decreased by $8.2 million or 16.1% due to a decrease in the average loan balance of $107.7 million or 9.2% and a 45 basis point decrease in the average yield from 5.79% in 2009 to 5.34% in 2010. The average loan yield decreased due to lower prevailing rates on new loans along with ARM loans repricing down due to lower indices for periodic rate adjustments. Income from investments decreased by $2.5 million or 14.3% from 2009 due to a 124 basis point decrease in the average yield from 4.74% in 2009 to 3.50% in 2010, partially offset by an increase of $79.3 million or 16.2% in the average investment balance. The higher level of investment securities was primarily related to purchases of lower risk government and agency securities, which have lower yields than other investment securities. Interest income earned on federal funds sold decreased by $327,000 or 52.9% from the nine months ended March 31, 2009 due to a 98 basis point decrease in the average yield from 1.23% in 2009 to 0.25% in 2010 as a result of the Federal Reserve setting the current Federal Fund target rate at 0.25%, partially offset by an increase of $86.6 million or 129.0% in the average federal fund balance.
Interest Expense:
Interest expense decreased by $7.4 million or 19.7% during the nine months ended March 31, 2010 versus 2009. The decrease was due to a 67 basis point decrease in the average rate paid from 2.97% in 2009 to 2.30% in 2010 and is reflective of lower prevailing market rates for retail deposits, offset by an increase in the average deposits and borrowings of $61.1 million or 3.6%.
Net Interest Income:
Net interest income decreased to $27.8 million for the nine months ended March 31, 2010 compared to $31.5 million for the nine months ended March 31, 2009. The $3.7 million or 11.6% decrease is attributable to a 33 basis point decrease in the average interest rate spread from 2.35% in 2009 to 2.02% in 2010, partially offset by a net increase of $6.1 million or 16.6% in net earning assets. The net decreased yield on net earning assets is primarily attributable to the lower yields on investments and a lower cost of funds.
Provision for Loan Losses:
Provision for loan losses decreased by $131,000 or 2.6% from the nine-month period ended March 31, 2009 to the nine months ended March 31, 2010. Aggregate valuation allowances were 1.68% of gross loans at March 31, 2010, 1.60% of gross loans at June 30, 2009 and 1.49% of gross loans at March 31, 2009. Total loan loss reserves at March 31, 2010 were $17.7 million.
Noninterest Income:
Noninterest income increased by $23 million or 129.3% for the nine months ended March 31, 2010 from the nine months ended March 31, 2009 due primarily to a lower level of writedowns of investment securities. The net impairment loss recognized in earnings for the nine months ended March 31, 2010 was $4.6 million compared to $25.9 million for the nine months ended March 31, 2009. The $8.0 million non-credit portion of the total $12.5 million other than temporary impairment charge for the nine months ended March 31, 2010 is included in other comprehensive income, which resulted in an accumulated other comprehensive loss of $5.2 million at March 31, 2010. Such amount is reported separately from net income. The prior period writedowns include $5.0 million which were due to FHLMC preferred stock Series M and S, a floating rate note in Washington Mutual and other available for sale investment securities, offset slightly by gains of $65,000 on the sale of loans and $25,000 on the sale of available for sale investment securities. Service charges on deposits decreased by $141,000 or 2.9%. Other fees and service charges for all types of products increased by $8,000 or 0.7%. Other income decreased by $336,000 or 17.6%. Annuity fee and commission income was $827,000 for the nine months ended March 31, 2010 compared to $721,000 for the nine months ended March 31, 2009.
The $4.6 million writedown of assets recognized in earnings for the nine months ended March 31, 2010 was due to other than temporarily impaired investment securities. The net impairment losses recognized in earnings during the nine months ended March 31, 2010 included:

Pooled trust preferred securities	$3,625,000
Collateralized mortgage obligation	962,000
Noninterest income for the nine months ended March 31, 2010 includes a $2.3 million recovery on sale of previously written down securities and a $108,000 gain on sale of tail-end mortgage backed securities.
Noninterest Expense:
Noninterest expenses increased by $1.3 million or 6.0% for the nine-month period ended March 31, 2010 from the comparable period in 2009. The increase to noninterest expense is primarily attributable to increases in FDIC insurance expense of $1.8 million or 954.3% due to a higher premium rate charged by the FDIC and the absence of credits, which were fully used in prior quarters. Other expense increased by $480,000 or 12.1% primarily due to increased costs of $143,000 associated with maintaining foreclosed real estate. These increases were offset by a decrease of $838,000 or 6.9% in compensation and employee benefits due to a reduction in the amount of incentive compensation being accrued. Parkvale is not able to pay or accrue any cash bonuses to its five most highly compensated employees until the Series A Preferred Stock is redeemed, and other benefits are also being reduced. Marketing expense decreased by $125,000 or 34.4%. Annualized noninterest expenses as a percentage of average assets were 1.59% for the nine months ended March 31, 2010 compared to 1.54% for the nine months ended March 31, 2009.
Income Tax Expense (Benefit):
Income tax expense for the nine months ended March 31, 2010 was $716,000 compared to a tax benefit of $1.9 million for the nine months ended March 31, 2009. The income tax benefit in the nine months ended March 31, 2009 reflects higher security writedowns. In the nine months ended March 31, 2010, a previously provided tax valuation allowance of $734,000 was reversed due to the subsequent recovery on the sale of Bank of America preferred stock. This benefit resulted in an overall effective tax rate of 13.2% for the nine months ended March 31, 2010. The effective tax rate for the nine months ended March 31, 2009 was (15.0%). This is higher than the federal statutory tax rate due to the reversal of tax benefits as a result of the recording of $3.0 million of tax valuation allowances.
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
Item 4. Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and Interim Principal Financial Officer, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and Interim Principal Financial Officer, concluded that Parkvale’s disclosure controls and procedures were effective as of March 31, 2010. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings	None
Item 1A. Risk Factors
Risk factor disclosures are presented at June 30, 2009 in Item 1A of the Corporation’s Form 10-K, filed with the SEC on September 10, 2009. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the quarter, Parkvale Financial Corporation sold from Treasury shares 16,052 shares at a market price of $6.935 and 450 shares at a market price of $6.865 to the Executive Deferred Compensation Plan and 1,346 shares at a market price of $7.41 to the Supplemental Executive Benefit Plan.

(b)	Not applicable

(c)	Not applicable
Item 3. Defaults Upon Senior Securities
As disclosed above, the interest rate on the term debt has increased by 2% due to the failure to meet a financial covenant. This higher rate is expected to prevail until the level of non-performing assets is reduced.

Item 4. Submission of Matters to a Vote of Security Holders	None

Item 5. Other Information	None

Item 6. Exhibits	The following exhibits are filed here within:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkvale Financial Corporation
DATE: April 29, 2010	By:	/s/ Gilbert A. Riazzi
Gilbert A. Riazzi
Vice President and Interim Principal Financial Officer

DATE: April 29, 2010	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer