Form 10-K
period 2010-06-30
PARKVALE FINANCIAL CORP
filed 2010-09-13
CIK 820907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2009, the last business day of the Registrant’s second quarter, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the reported closing sale price of $6.95 per share on such date was $28,342,010. Excluded from this computation are 704,541 shares held by all directors and executive officers as a group and 728,835 shares held by the Employee Stock Ownership Plan.

Number of shares of Common Stock outstanding as of September 7, 2010: 5,529,211

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders dated September 20, 2010. The definitive proxy statement will be filed with the Commission on or before September 20, 2010. Part III

PART I.

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

THE BANK

General

The Bank conducts business in the greater Tri-State area through 47 full-service offices with 40 offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties of Pennsylvania, two branches in West Virginia and five branches in Ohio. With total assets of $1.8 billion at June 30, 2010, Parkvale was the eighth largest financial institution headquartered in the Pittsburgh metropolitan area and eighth largest financial institution with a significant presence in Western Pennsylvania. Parkvale’s main office is located at 4220 William Penn Highway, Monroeville, PA 15146, and its telephone number is (412) 373-7200.

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

Lower housing demand in Parkvale’s primary lending areas, relative to its deposit growth, has historically spurred the Bank to purchase residential mortgage loans from other financial institutions in the secondary market. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased $6.3 million or 8.9% of total mortgage loan originations and purchases during fiscal 2010, did not purchase loans during fiscal 2009 and purchased loans aggregating $87.7 million or 52.6% of total mortgage loan originations and purchases in fiscal 2008. The amount of loans originated by Parkvale declined from $190.7 million in fiscal 2008 to $177.3 million in fiscal 2010. The lower loan purchases and loan originations have resulted in a decline in the net loan portfolio from $1.2 billion at June 30, 2008 to $1.0 billion at June 30, 2010, with most of the decline occurring in the single-family residential loan portfolio. Loan purchase activities decreased compared to fiscal 2008 as a result of uncertainties related to the secondary market. In addition, Parkvale operates a loan production office through its subsidiary, PMC with an office in Columbus, Ohio. During fiscal 2010, PMC originated a total of $9.8 million or 14.0% of total mortgage loan originations and purchases for inclusion in Parkvale’s loan portfolio. See “Lending Activities” and “Sources of Funds”.

Total nonperforming assets, comprised of nonaccrual loans and foreclosed real estate, increased from $33.6 million at June 30, 2009 to $35.2 million at June 30, 2010. The $1.6 million increase in fiscal 2010 is primarily due to higher levels of foreclosed real estate related to single-family home loans at June 30, 2010. See “Lending Activities — Nonperforming Loans and Foreclosed Real Estate”.

The exposure to interest rate risk (“IRR”) is the impact on Parkvale’s current and future earnings and capital from movements in interest rates. To properly manage and mitigate the financial impact of IRR, Parkvale’s management has implemented an asset and liability management plan to increase the interest rate sensitivity of its assets and extend the average maturity of its liabilities. As part of this program, Parkvale has, among other things (1) promoted the origination and purchase of adjustable rate mortgage (“ARM”) loans or the purchase of adjustable rate investment securities, (2) maintained a high level of liquidity, (3) emphasized the origination of short-term and/or variable rate consumer/commercial loans and (4) attempted to extend the average maturity of its deposits through the promotion of certificate accounts with terms of one year or more. For additional discussion of asset and liability management, see the Asset and Liability Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Interest rate sensitivity gap analysis provides one indicator of potential IRR by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. The interest rate sensitivity gap equals the difference between interest-earning assets and interest-bearing liabilities, and the gap ratio equals the gap divided by total assets. The one-year gap ratio was 12.45% of total assets at June 30, 2010 compared to 9.46% of total assets at June 30, 2009. The cumulative five-year gap ratio was 9.14% at June 30, 2009 and 5.91% at June 30, 2010. A key component of the asset and liability management program is that ARM loans represented approximately 58.4% of the Bank’s loan portfolio at June 30, 2010 compared to 59.4% and 60.9% at June 30, 2009 and 2008, respectively. Deposits with rate sensitivity in excess of one year increased $116.9 million from $748.7 million at June 30, 2009 to $865.6 million at June 30, 2010.

The Banking Industry

Although there has been a significant recovery in asset markets through the first two quarters of 2010, the outlook for the U.S. banking industry remains in question due to several negatives, including asset-quality troubles, uncertainty surrounding new regulations, and the continuation of both residential and commercial real estate loan defaults.

The financial system is going through massive de-leveraging, and banks in particular have lowered leverage. The implication for banks is that the profitability metrics (such as returns on equity and return on assets) will be lower than in past years. Additionally, continued asset-quality troubles are expected to force many banks to record substantial additional provisions at least through the end of 2010. This will be a drag on the profitability of many banks for extended periods, which will further stretch capital levels.

Although the banking industry continues to face headwinds, recent data suggests that the credit turmoil that erupted in 2008 is beginning to subside and the worst of the credit crisis may be behind us. First quarter 2010 earnings of all FDIC insured institutions were $18.0 billion. This figure is low by historical standards, but it’s the highest in two years and a significant improvement over the $5.6 billion reported in the first quarter of 2009. Lower provisions for loan losses and reduced expenses for goodwill impairment were major contributors to the earnings improvement.

Loans and leases in non-accrual status increased for a 16th consecutive quarter, indicating deteriorating asset quality continues to be an issue, with two-thirds of insured institutions reporting year-over-year increases in loan loss provisions. The industry increase in non-accrual assets from the 4th quarter 2009 to the first quarter 2010 was the smallest in three years however, some signs of credit stabilization exist.

At its August 10, 2010 meeting, the Federal Open Market Committee (“FOMC” or “Committee”) commented that the pace of recovery in output and employment has slowed in recent months. Household spending is increasing gradually, but remains constrained by high unemployment, modest income growth, lower housing wealth, and tight credit. The Committee continues to anticipate that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period.

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

BUSINESS

Lending Activities
Loan Activity and Portfolio Composition

The following table shows Parkvale’s loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

	2010	2009	2008
	(Dollars in thousands)

Gross loans receivable at beginning of year	$1,125,886	$1,216,110	$1,246,906
Real estate loan originations:
Residential:
Single family(1)	51,604	51,437	48,749
Multifamily	5,984	8,996	1,344
Construction — Single family	618	3,009	7,903
Commercial	20,380	28,749	21,093

Total real estate loan originations	78,586	92,191	79,089
Consumer loan originations	63,928	61,237	77,965
Commercial loan originations	34,776	14,521	33,691

Total loan originations	177,290	167,949	190,745
Purchase of loans	6,270	—	87,667

Total loan originations and purchases	183,560	167,949	278,412
Principal loan repayments	119,842	87,178	131,936
Mortgage loan payoffs	131,322	154,758	176,268
Sales of whole loans	7,527	16,237	1,004

Net decrease in loans	(75,131)	(90,224)	(30,796)

Gross loans receivable at end of year	1,050,755	1,125,886	1,216,110

(1)	Includes $9.8 million, $15.5 million and $10.2 million of loans originated by PMC during fiscal 2010, 2009 and 2008, respectively.

At June 30, 2010, Parkvale’s gross loan portfolio amounted to $1.1 billion, representing 57.0% of Parkvale’s total assets at that date. Parkvale has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are not insured by the Federal Housing Administration (“FHA”) or guaranteed by the Department of Veteran’s Affairs (“VA”).

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at June 30.

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Real estate loans:
Residential:
Single family	$660,456	63.9	$726,254	65.6	$828,157	68.9
Multifamily(1)	32,104	3.1	34,216	3.1	29,737	2.5
FHA/VA	229	0.1	332	0.1	359	0.1
Commercial	117,054	11.3	114,827	10.2	113,622	9.4
Other(2)	10,833	1.1	14,806	1.3	17,497	1.4

Total real estate loans	820,676	79.5	890,435	80.3	989,372	82.3
Consumer loans(3)	184,207	17.8	185,818	16.8	176,948	14.7
Loans on savings accounts	5,427	0.5	5,031	0.4	6,147	0.5
Commercial loans	40,445	3.9	44,602	4.0	43,643	3.6

Total loans receivable	1,050,755	101.7	1,125,886	101.5	1,216,110	101.1
Less:
Loans in process	135	0.0	60	0.0	236	0.0
Allowance for losses	19,209	1.8	17,960	1.6	15,249	1.2
Unamortized premiums	(952)	(0.1)	(1,070)	(0.1)	(1,040)	(0.1)

Net loans receivable	$1,032,363	100.0%	$1,108,936	100.0%	$1,201,665	100.0%

	2007		2006
	Amount	%	Amount	%

Real estate loans:
Residential:
Single family	$859,562	69.6	$832,710	68.4
Multifamily(1)	32,474	2.6	28,911	2.4
FHA/VA	410	0.1	552	0.1
Commercial	112,287	9.1	108,977	8.9
Other(2)	18,321	1.5	20,834	1.7

Total real estate loans	1,023,054	82.9	991,984	81.5
Consumer loans(3)	173,506	14.0	182,506	15.0
Deposit loans	5,162	0.4	5,721	0.5
Commercial loans	45,184	3.7	49,875	4.1

Total loans receivable	1,246,906	101.0	1,230,086	101.1
Less:
Loans in process	98	0.0	142	0.0
Allowance for losses	14,189	1.1	14,907	1.2
Unamortized premiums	(1,778)	(0.1)	(2,291)	(0.1)

Net loans receivable	$1,234,397	100.0%	$1,217,328	100.0%

(1)	Includes short-term construction loans to developers.

(2)	Loans for purchase and development of land.

(3)	Primarily includes home equity loans and home equity lines of credit, and to a lesser extent, personal lines of credit, student loans, personal loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of gross loans receivable in each category to total loans at June 30:

	2010	2009	2008	2007	2006

Single Family loans	62.9%	64.5%	68.1%	68.9%	67.7%
Commercial Real Estate & Multi Family loans	15.2	14.5	13.2	13.1	12.9
Consumer and loans on savings accounts	18.1	17.0	15.1	14.3	15.3
Commercial loans	3.8	4.0	3.6	3.7	4.1

Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Contractual Maturities of Loans

The following table presents information regarding loan contractual maturities as of June 30, 2010 by loan categories during the periods indicated. Mortgage loans with adjustable interest rates are shown in the year in which they are contractually due rather than in the year in which they reprice. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank’s loan portfolio:

Amounts Due in	Real Estate	Commercial	Consumer
Years Ending June 30,	Loans(1)(2)	Loans(2)	Loans(3)
	(Dollars in thousands)

2011	$5,887	$20,085	$71,965
2012 — 2015	40,755	15,332	36,832
2016 and thereafter	774,034	5,028	75,410

Gross loans receivable	$820,676	$40,445	$184,207

(1)	Includes all residential and commercial real estate loans, and loans for the purchase and development of land.

(2)	Variable rate and ARM loans represent approximately 53.3% of gross loans receivable maturing in the year ending June 30, 2011. Of the $814.8 million of real estate loans maturing after June 30, 2011, $316.6 million are fixed rate loans and $498.2 million are adjustable rate loans. Of the $20.4 million of commercial loans maturing after June 30, 2011, $17.1 million are fixed rate loans and $3.3 million are adjustable rate loans. Real estate and commercial loans maturing after June 30, 2011 aggregate $835.2 million, of which $333.7 million are fixed rate loans and $501.5 million are adjustable rate loans.

(3)	Of the $112.2 million of consumer loans maturing after June 30, 2011, $109.2 million are fixed rate loans and $3.0 million are adjustable rate loans.

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

Origination, Purchase and Sale of Loans

As a Pennsylvania-chartered, federally insured savings bank, the Bank has the ability to originate or purchase real estate loans secured by properties located throughout the United States. At June 30, 2010, the majority of loans in Parkvale’s portfolio are secured by real estate located in its primary market area, which consists of the greater Pittsburgh metropolitan and tri state area. However, 37.7% and 40.3% of Parkvale’s total mortgage loan portfolio at June 30, 2010 and 2009, respectively, represent loans serviced by others, the majority of which are secured by properties located outside of Pennsylvania, including, in order of loan concentration: Ohio, West Virginia, and Virginia. No state outside of the market area with Parkvale locations has more than 4% of mortgage loans outstanding. There were $6.3 million of loan purchases during fiscal 2010 as compared to no loan purchases in fiscal

2009, which amounted to 7.4% of Parkvale’s real estate originations and purchases for fiscal 2010. See further discussion below.

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

Under policies adopted by Parkvale’s Board of Directors, Parkvale generally limits the loan-to-value ratio to 80% on newly originated first lien residential mortgage loans, or up to 97% with private mortgage insurance. Depending upon the amount of private mortgage insurance obtained by the borrower, Parkvale’s loan exposure may be reduced to 65% of the value of the property. Commercial real estate loans generally do not exceed 80% of the value of the secured property. In addition, it is Parkvale’s general policy to obtain title insurance policies or certificates of title insuring that Parkvale has a valid first lien on mortgaged real estate.

Originations by Parkvale.  Historically, Parkvale has originated mortgage loans primarily through referrals from real estate brokers, builders and direct customers, as well as refinancing for existing customers. Parkvale makes consumer and commercial loan originations within its primary market area. Total loan originations for the fiscal years ending June 30, 2010, 2009 and 2008 were $177.3 million, $167.9 million and $190.7 million, respectively. See the chart on page 4 for detailed activity for the past three fiscal years.

Loan Purchases.  The asset/liability strategy of investing in ARM loans provides flexibility in a volatile interest rate environment. Parkvale loan purchases were $6.3 million in fiscal 2010 compared to none in fiscal 2009 and $87.7 million in fiscal 2008. The decreased level of purchases was related to the uncertainties in the secondary mortgage market that began in August 2008. In fiscal 2010, all of the purchased loans were fixed rate loans with a remaining term of less than fifteen years. Typically, Parkvale purchases loans to supplement the portfolio during periods of loan origination shortfalls and takes advantage of market opportunities when yields on whole loans are greater than similarly securitized loans. Loan purchases are higher when prepayment speeds increase on existing portfolios. All loan purchases are subject to Parkvale’s underwriting standards and are purchased from reputable mortgage banking institutions.

Loan Sales.  During fiscal 2003, the Bank entered into an agreement with Freddie Mac to purchase fixed rate loans at origination in the secondary market. Parkvale is an approved seller/servicer with Freddie Mac. Parkvale generally retains the right to service loans sold or securitized. During fiscal 2010, there were $7.5 million of sales, which were newly originated fixed rate loans, $16.2 million during fiscal 2009 and during fiscal 2008, there were few sales.

Parkvale historically offered student loans through its community-banking network. The loans originated were sold to the Student Loan Marketing Association. Parkvale received a guaranteed rate on such loans indexed to the 91-day United States Treasury bill rate and generally sold the loans to the Student Loan Marketing Association (“SLMA”) in order to avoid costly servicing expenses. Since fiscal 2009, student loans were not offered by Parkvale as SLMA discontinued its purchase program. The remaining portfolio was sold to SLMA during December 2008.

Residential Real Estate Loans

Parkvale offers fixed-rate mortgages and ARMs with amortization periods of up to 30 years. The monthly payment amounts on all Parkvale residential mortgage ARMs are reset at each interest rate adjustment period without affecting the maturity of the ARM. Interest rate adjustments generally occur on either a one, three or five year basis and allow a maximum change of 2% to 3% per adjustment period, with a 6% or 7% maximum rate increase over the life of the loan. ARMs comprised approximately 40.5%, 48.3% and 66.4% of total mortgage loan originations and purchases in fiscal 2010, 2009 and 2008, respectively. At June 30, 2010, ARMs represented 62.7% of Parkvale’s total residential loan portfolio. ARM loans generally do not adjust as rapidly as Parkvale’s cost of funds. Parkvale has been emphasizing the origination of adjustable-rate versus long-term fixed-rate residential mortgages for its portfolio as part of its asset and liability plan to increase the rate sensitivity of its assets. Loans included in the loan portfolio that are interest only for the initial years of the loan aggregated $185.1 million or 22.6% of the mortgage loan portfolio at June 30, 2010. The initial interest only period for $65.9 million of the aggregate $185.1 million, or 17.6% of the gross loan portfolio has expired, and the loans are fully amortizing at June 30, 2010.

Commercial Real Estate Loans

The balance of commercial real estate mortgages was $117.1 million at June 30, 2010 versus $114.8 million at June 30, 2009. Commercial real estate loans offer more attractive yields than residential real estate loans and are conservatively underwritten and well secured, as are residential loans. Also, these loans are made in the Greater Pittsburgh and tri-state area, which traditionally has not experienced the dramatic real estate price fluctuations that have occurred in certain other geographic areas.

Consumer Loans

Parkvale offers a full complement of consumer loans, including home equity loans, home equity and personal lines of credit, personal loans, home improvement loans, credit cards and automobile loans. Total consumer loans outstanding at June 30, 2010 decreased by $1.6 million to $184.2 million from $185.8 million at June 30, 2009. Parkvale had offered home equity lines of credit up to 120% of collateral value at a competitive introductory rate, but reduced the underwriting guideline to 90% in fiscal 2009. Of an aggregate $66.9 million in outstanding lines of credit at June 30, 2010, $58.7 million have a loan to value ratio of less than 90% and $8.2 million have a loan to value ratio of 90% or above. Consumer loans generally have shorter terms and greater interest rate sensitivity and margins than residential real estate loans.

Home equity lines are revolving and range from $5,000 to $250,000. The amount of the available line of credit is determined by the borrower’s ability to pay, the borrower’s credit history and the amount of collateral equity. Personal and overdraft lines of credit are generally unsecured and are extended for $300 to $25,000. Line of credit interest rates are variable and indexed to Parkvale’s prime rate.

Parkvale historically offered student loans through its community-banking network. Parkvale received a guaranteed rate on such loans indexed to the 91-day United States Treasury bill rate and generally sold the loans to SLMA in order to avoid costly servicing expenses. In fiscal 2010, education loans were not offered as SLMA discontinued its purchase program.

Parkvale’s deposit loans are made on a demand basis for up to 100% of the balance of the account securing the loan. The interest rate on deposit loans generally equals the rate on the underlying account plus a minimum of 100 basis points.

Commercial Loans

Parkvale’s commercial loans are primarily of a short-term nature and are extended to small businesses and professionals located within the communities served by Parkvale. Generally, the purpose of the loan dictates the basis for its repayment. Parkvale offers both secured and unsecured commercial loans. In originating commercial loans, the borrower’s historical and projected ability to service the proposed debt is of primary importance. Interest rates are generally variable and indexed to Parkvale’s prime rate. Fixed-rate commercial loans are extended based upon Parkvale’s ability to match available funding sources to loan maturities. Parkvale generally requires personal guarantees on its commercial loans. Commercial loans were $40.4 million and $44.6 million at June 30, 2010 and 2009, respectively.

Loan Servicing and Loan Fees

Interest rates and fees charged by Parkvale on mortgage loans are primarily determined by funding costs and competitive rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the availability of money and loan demand.

After originating fixed rate mortgage loans, Parkvale has the ability to sell its loans in the secondary mortgage market, primarily to Freddie Mac as an approved seller/servicer. During fiscal 2010, the Bank sold to Freddie Mac $7.5 million of newly originated fixed rate 1-4 family mortgage loans and retained the servicing for such loans. Parkvale generally retains the right to service loans sold or securitized in order to generate additional servicing fee income. The amount of loans serviced by Parkvale for Freddie Mac was $57.3 million at June 30, 2010 and was $56.6 million at June 30, 2009. During fiscal 2009, $16.2 million of loans were sold to Freddie Mac and there were few sales during fiscal 2008. Prior to fiscal 2009, mortgage loan securitizations or sale transactions were limited to certain loans made in conjunction with various state and local bond programs designed to assist first time and/or low income home buyers. Parkvale may or may not service these loans depending on the terms of the specific program.

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

Parkvale defers loan origination and commitment fees and certain direct loan origination costs over the contractual life of a loan as an adjustment of yield. Indirect loan origination costs are charged to expense as incurred. Deferred loan origination fees were $94,000, $55,000 and $163,000 at June 30, 2010, 2009 and 2008, respectively. The remaining balances primarily reflect the fees deferred related to the commercial real estate and commercial loan portfolio.

Nonperforming Loans and Foreclosed Real Estate

See “Management’s Discussion and Analysis” — “Non-Performing Loans and Foreclosed Real Estate” for information regarding Parkvale’s nonaccrual loans and foreclosed real estate.

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

Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, no uncollected interest income is included in earnings for loans on nonaccrual status. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans which are 90 days or more contractually past due.

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. A loan is considered impaired when, based on current information and events, it is probable that Parkvale will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Parkvale excludes certain loans, consistent with US GAAP, in the determination and measurement of impaired loans. See Note C of “Notes to Consolidated Financial Statements” for additional information on loan impairment. Impaired assets include $8.6 million of foreclosed real estate as of June 30, 2010. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell.

Allowance for Loan Losses

The following table sets forth the activity in the allowance for loan losses for the years ended June 30:

	2010	2009	2008	2007	2006
	(Dollars in thousands)

Beginning balance	$17,960	$15,249	$14,189	$14,907	$15,188
Provision for loan losses	7,448	6,754	2,331	828	736
Loans recovered:
Consumer	46	31	54	19	25
Commercial	3	4	18	13	8
Mortgage	1	—	241	27	106

Total recoveries	50	35	313	59	139

Loans charged-off:
Consumer	(542)	(324)	(453)	(287)	(755)
Commercial	(752)	(344)	(372)	(842)	(178)
Mortgage	(4,955)	(3,410)	(759)	(476)	(223)

Total charge-offs	(6,249)	(4,078)	(1,584)	(1,605)	(1,156)

Net charge-offs	(6,199)	(4,043)	(1,271)	(1,546)	(1,017)

Ending balance	$19,209	$17,960	$15,249	$14,189	$14,907

Percentage of net charge-offs to average loans outstanding	0.59%	0.35%	0.11%	0.13%	0.08%

During fiscal 2010, the provision for loan losses increased to $7.4 million from $6.8 million in fiscal 2009 consistent with the overall characteristics of the loan portfolio, which is continually evaluated by management. Resources continue to be directed toward reducing the levels of loan delinquencies and nonaccrual loans and foreclosed real estate, which decreased to $35.2 million at June 30, 2010 from the September 30, 2009 peak of $40.9 million during fiscal 2010.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss derived from Parkvale’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

The allowance for loan loss was $19.2 million at June 30, 2010 and $18.0 million at June 30, 2009 or 1.83% and 1.60% of gross loans at June 30, 2010 and 2009, respectively. This increase, as well as the increase to the provision for loan losses, is consistent with the overall deterioration in general economic conditions which has affected performance of the loan portfolio. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss potential on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The adequacy of the allowance for loan loss is continually monitored by management with an emphasis on identifying potential portfolio risks to detect potential credit deterioration in the early stages, including trends and risks in the market place and loan types. Management, in conjunction with the Loan Review Committee, establishes allowances based upon its evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb loan losses. For additional discussion of Allowance for Loan Losses, see “Management’s Discussion and Analysis” in this Annual Report Allowance for Loan Losses and Provision for Loan Losses”.

Investment Activities

In accordance with policies established by Parkvale’s Board of Directors, investment decisions are made by authorized officers, which include the Chief Executive Officer or the Chief Financial Officer.

Parkvale’s investment portfolio consisted of the following securities at June 30 of the years indicated.

	2010	2009	2008
	(Dollars in thousands)

U.S. Government and agency obligations	$194,248	$108,682	$71,411
Municipal obligations	21,641	19,165	4,050
Trust preferred securities	33,551	77,660	94,937
Corporate debt	27,112	57,464	44,224
Mortgage-backed securities	226,704	241,058	198,406
Equity securities (at fair value)	5,966	9,679	16,634
FHLB stock	14,357	13,826	14,713

Total investment portfolio	$523,579	$527,534	$444,375

As part of its investment and interest rate risk management strategy, Parkvale has shortened the duration of its investment portfolio by purchasing short-term agency callable and multi-step securities in anticipation of rising interest rates. Parkvale also invests in mortgage-backed securities which are guaranteed by Freddie Mac, Fannie Mae or the Government National Mortgage Association (“GNMA”), as well as agency collateralized mortgage obligations (“CMO”). GNMA securities are guaranteed as to principal and interest by the full faith and credit of the United States Treasury, while Freddie Mac and Fannie Mae debt securities are guaranteed by their respective government sponsored agencies. At June 30, 2010, Parkvale had $226.7 million, or 12.3% of total assets invested in mortgage-backed securities, as compared to 12.6% and 10.7% at June 30, 2009 and 2008, respectively. At June 30, 2010, the mortgage-backed securities included Freddie Mac ($20.6 million); GNMA ($41.6 million); Fannie Mae ($31.1 million); agency CMOs ($10.3 million) and non-agency CMOs ($123.1 million). All of the non-agency CMO securities were rated AAA at purchase and carry an adjustable interest rate.

The credit quality of non-agency CMO securities rated below investment grade at June 30, 2010 as a result of downgrades by the national rating agencies was evaluated. Based upon recent and future credit deterioration projections and results of the evaluation, the Bank intends to sell fifteen non-agency CMO securities in the near term. These debt securities were reclassified from held to maturity to available for sale at June 30, 2010 and other than temporary impairment charges of $13.1 million were recognized in earnings during fiscal 2010 as the difference between the respective investment’s amortized cost basis and fair value at June 30, 2010. The remaining carrying value of the available for sale non-agency CMO securities is $59.8 million at June 30, 2010. It is projected that the level of adversely classified investment securities will decrease by over 60% compared to March 31, 2010 upon the sale of the respective non-agency CMO securities along with the non-cash other than temporary impairment charges recognized during the fourth quarter of fiscal 2010 related to the non-agency CMO and pooled trust preferred securities. The $59.8 million of non-agency CMO securities available for sale are included in the aggregate $123.1 million non-agency CMO position at June 30, 2010. Of the $59.8 million, all but three securities aggregating $8.5 million have been sold subsequent to June 30, 2010.

The following table shows mortgage-backed security activity during the years ended June 30.

	2010	2009	2008
	(Dollars in thousands)

Mortgage-backed securities at beginning of year	$241,058	$198,406	$27,466
Purchases	57,955	84,788	191,587
Principal repayments	(72,309)	(42,136)	(20,647)

Mortgage-backed securities at end of year	$226,704	$241,058	$198,406

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2010:

	Carrying Balance	%

U.S. Treasury and U.S. Government agencies:
Maturing within one year	$10,000	4.99
Maturing within five years	145,084	1.43
Maturing within ten years	39,164	2.13
States of the U.S. and political subdivisions:
Maturing within one year	7,023	1.28
Maturing within five years	10,719	3.25
Maturing within ten years	1,653	4.85
Maturing after ten years	2,246	6.26
Individual trust preferred securities:
Maturing after ten years	9,322	4.20
Pooled trust preferred securities:
Maturing after ten years	24,229	1.64
Corporate debt:
Maturing within one year	10,693	4.07
Maturing within five years	16,419	5.50
Mortgage-backed securities:	166,900	3.66

Subtotal of Held to Maturity Securities	443,452	3.00
Equity and non-agency CMO securities available for sale (at market value)	65,770	3.56

Total	$509,222

The fair values of the individual trust preferred and pooled trust preferred securities at June 30, 2010 were $8.0 million and $16.8 million, respectively. The aggregate fair value of these trust preferred securities was $8.7 million below their aggregate amortized cost at June 30, 2010. Due to the illiquidity and uncertainty affecting the pooled trust preferred markets, Parkvale does not anticipate purchasing these types of investments in the immediate future. See “Risk Factors — The fair value of our investment securities held to maturity is less than the carrying value of such securities.”

See Note B of “Notes to Consolidated Financial Statements” for additional information on Investment Securities. Also, see “Management’s Discussion and Analysis” for additional discussion related to other than temporary impairment.

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

Derivative instruments are used to construct a transaction that is derived from and reflects the underlying value of assets, other instruments or various indices. The primary purpose of derivatives, which include such items as forward contracts, interest rate swap contracts, options futures and equity securities, is to transfer price risk associated with the fluctuations of financial instrument value. Parkvale does not enter into hedging transactions for speculative purposes. The only derivatives outstanding at June 30, 2010 relate to swapping floating rate PNC debt to fixed interest rates through December 2011 and December 2013.

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

Deposits

Parkvale has established a complete line of deposit products designed to attract both short-term and long-term savings by providing an assortment of terms and rates. The deposit products currently offered by Parkvale include passbook and statement savings accounts, commercial checking accounts, noninsured sweep accounts, checking accounts, money market accounts, certificates of deposit ranging in terms from 30 days to ten years, IRA certificates and jumbo certificates of deposit. In addition, Parkvale is a member of the STAR network with 47 ATMs currently operated by Parkvale.

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

The following table shows the distribution of Parkvale’s deposits by type of deposit as of June 30.

	2010		2009		2008
	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)

Passbook accounts and statement savings	$224,266	15.1%	$203,756	13.5%	$192,670	12.9%
Checking and money market accounts	465,615	31.2%	418,211	27.7%	409,466	27.4%
Certificate accounts	588,926	39.6%	659,906	43.7%	671,327	45.0%
Jumbo certificates	202,483	13.6%	218,527	14.4%	207,629	13.9%
Accrued interest	6,783	0.5%	10,848	0.7%	12,593	0.8%

Total savings deposits	$1,488,073	100.0%	$1,511,248	100.0%	$1,493,685	100.0%

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

	2010		2009		2008
	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)

Passbook accounts	$211,070	0.42%	$193,273	0.66%	$185,213	0.85%
Checking and money market accounts	451,771	0.42%	414,484	0.76%	402,928	1.15%
Certificate accounts	843,397	2.93%	877,336	3.88%	876,175	4.62%
Accrued interest	9,302	0.00	12,374	0.00%	14,107	0.00%

	$1,515,540	1.81%	$1,497,467	2.57%	$1,478,423	3.19%

The wide range of deposit accounts offered has increased Parkvale’s ability to retain funds and to be more competitive in obtaining new funds, but does not eliminate the threat of disintermediation. During periods of high interest rates, certificate and money market accounts are more costly than transactions accounts. In addition, Parkvale has become subject to short-term fluctuations in deposit flows as customers have become more rate conscious and inclined to move funds into higher yielding accounts. The ability of Parkvale to attract and maintain deposits along with the impact on the cost of funds is significantly affected by competitive market conditions. Core deposit balances increased by $61.7 million or 9.8% during fiscal 2010 compared to fiscal 2009.

The principal methods used by Parkvale to attract deposits include the offering of a wide range of services and accounts, competitive interest rates, and convenient office hours and locations. Parkvale utilizes traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mail. Parkvale’s deposits are obtained primarily from persons who are residents of Pennsylvania, Ohio and West Virginia. Parkvale neither advertises for deposits outside of Pennsylvania and the Ohio Valley nor utilizes the services of deposit brokers. Nonresidents of the tri-state area held approximately 2.0% of Parkvale’s deposits at June 30, 2010.

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

	2010	2009	2008
	(Dollars in thousands)

Decrease before interest credited	$(55,636)	$(14,896)	$(12,703)
Interest credited	32,460	32,460	37,385

Net deposit (decrease) increase	$(23,176)	$17,564	$24,682

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale’s interest rate spread and to better match its interest rate sensitivity.

The following table reflects the makeup of Parkvale’s deposit accounts at June 30, 2010, including the scheduled quarterly maturity of certificate accounts.

	Amount	% of Total Deposits	Average Rate
	(Dollars in thousands)

Passbook and club accounts	$224,266	15.1%	0.37
Checking and money market accounts	465,615	31.2%	0.33

Total non-certificate accounts	689,881	46.3%	0.34
Certificates maturing in quarter ending:
September 30, 2010	158,617	10.7%	1.59
December 31, 2010	103,680	7.0%	1.50
March 31, 2011	65,363	4.4%	1.79
June 30, 2011	76,539	5.2%	1.67
September 30, 2011	36,205	2.4%	1.99
December 31, 2011	47,907	3.2%	3.17
March 31, 2012	44,320	3.0%	3.30
June 30, 2012	28,909	1.9%	2.73
September 30, 2012	30,344	2.0%	3.85
December 31, 2012	38,029	2.6%	3.48
March 31, 2013	28,307	1.9%	2.86
June 30, 2013	34,491	2.3%	2.65
Thereafter	98,698	6.6%	3.68

Total certificate accounts	791,409	53.2%	2.38
Accrued interest	6,783	0.5%	0.00

Total deposits	$1,488,073	100.0%	1.85

The following table presents, by various interest rate categories, the outstanding amount of certificates of deposit at June 30, 2010, which mature during the years ending June 30:

	2011	2012	2013	Thereafter	Total
	(Dollar in thousands)

Certificates of deposit:
Under 2.00%	$297,942	$58,953	$12,170	$2,417	$371,482
2.00% to 2.99%	53,822	30,878	71,081	29,411	185,192
3.00% to 3.99%	27,660	12,822	10,222	27,449	78,153
4.00% to 7.15%	24,775	54,688	37,698	39,421	156,582

Total certificates of deposit	$404,199	$157,341	$131,171	$98,698	$791,409

Maturities of certificates of deposit of $100,000 or more that were outstanding as of June 30, 2010 are summarized as follows:

(Dollars in thousands)

3 months or less	$42,558
Over 3 months through 6 months	25,212
Over 6 months through 12 months	33,310
Over 12 months	101,403

Total	$202,483

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

The following table sets forth information concerning Parkvale’s advances from the FHLB of Pittsburgh for the years ended June 30.

	2010	2009	2008
	(Dollars in thousands)

Average balance outstanding	$186,078	$186,306	$206,534
Maximum amount outstanding at any month-end during the period	186,182	$186,410	$211,638
Average interest rate	4.90%	4.90%	4.96%
Balance outstanding at June 30	$185,973	$186,202	$191,430

The principal balance on PNC debt was $23,750 with an average interest rate of 6.81% at June 30, 2010 and $25,000 at June 30, 2009 with an average interest rate of 4.94%. See “Management’s Discussion and Analysis” — “Liquidity and Capital Resources” for information regarding the terms of the PNC debt.

Subsidiaries

PFC conducts substantially all of its operations through the Bank, which is a Pennsylvania chartered permanent reserve fund stock savings bank headquartered in Monroeville, Pennsylvania.

PFC previously had two other subsidiaries — Parkvale Statutory Trust I (“PSTI”) and Advance Statutory Trust I (“ASTI”), which were Connecticut chartered investment companies. PSTI and ASTI were formed in 2002 with aggregate borrowings of $32.2 million, which was contributed to the Bank in the form of Tier 1 capital. ASTI was dissolved in fiscal 2008 upon the repayment of all obligations on December 26, 2007. PSTI was dissolved in fiscal 2007 upon the repayment of all obligations on March 26, 2007.

Pennsylvania law permits a Pennsylvania-chartered, federally insured savings institution to invest up to 2% of its assets in the capital stock, paid-in surplus and unsecured obligations of service corporations and an additional 1% of its assets when these funds are utilized for community or inner-city development or investment. Because Parkvale’s subsidiaries are operating subsidiaries rather than service corporations, this limitation does not apply. At June 30, 2010, Parkvale had equity investments of less than $1.0 million in its operating subsidiary corporations.

Parkvale Bank’s wholly owned subsidiaries include Parkvale Investment Corporation (“PIC”), Parkvale Mortgage Corporation (“PMC”), PV Financial Service, Inc. (“PVFS”) and Renaissance Corporation (“Renaissance”). PIC was formed in fiscal 2000 as a Delaware investment corporation. PMC was acquired in 1986 and operated two offices originating residential mortgage loans for the Bank through fiscal 2006. The PMC office in Fairfax, Virginia was closed in conjunction with expiration of the lease in the first quarter of fiscal 2007. For additional information regarding PMC, see “Lending Activities”. PVFS was incorporated in 1972. From 1997 until 2002, PVFS operated as a lending subsidiary by extending consumer loans to individuals who may otherwise not be able to obtain funds based on their unfavorable or nonexistent credit history. PVFS has not originated loans for the past five fiscal years. At June 30, 2010, PVFS had net assets of $1.4 million, which included $625,000 in cash and $796,000 of loans outstanding, compared to loans outstanding of $919,000 at June 30, 2009. This portfolio is collateralized by single-family residential properties. Renaissance completes collateral evaluations for consumer lending activities for the Bank. The sole asset of Renaissance at June 30, 2010 is $179,000 in cash.

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

Market Area

The Pittsburgh region has been a business leader for generations. The Pittsburgh Metropolitan Statistical Area (MSA), which includes Allegheny, Armstrong, Beaver, Butler, Fayette, Washington and Westmoreland counties, is ranked 20th by population in the United States, according to the 2000 U.S. Census. The region’s economy is primarily dependent on a combination of the manufacturing trade, services, government, and transportation industries. The economy has experienced a transition away from the steel and steel-related industries to the service industries, such as transportation, health care, education and finance, and a large number of high technology firms have established operations in Pittsburgh due to the wide range of support services available. The area served by Parkvale’s Ohio Valley division is demographically quite similar to the Pittsburgh region as the Steubenville, Ohio-Wheeling, West Virginia region is undergoing a transition from heavy industry to state-of-the-art manufacturing, information/service-based office operations and advanced technology/research.

Employees

As of June 30, 2010, Parkvale and its subsidiaries had 370 full-time equivalent employees. These employees are not represented by a collective bargaining agent or union and Parkvale believes it has satisfactory relations with its personnel.

REGULATION

General

PFC is a registered savings and loan holding company pursuant to the Home Owners’ Loan Act, as amended (“HOLA”). As such, PFC is subject to OTS regulations, examinations, suspension and reporting requirements. PFC is also subject to the rules and regulations of the SEC under the federal securities laws. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with PFC and affiliates thereof.

The Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Pennsylvania Department of Banking and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the Congress, could have a material adverse impact on the Company and the Bank and their operations.

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, the powers of the Office of Thrift Supervision regarding PFC will transfer to other federal financial institution regulatory agencies on July 21, 2011, unless extended up to an additional six months. See “— Recently Enacted Regulatory Reform.” All of the regulatory functions related to PFC, as a savings and loan holding company that is currently under the jurisdiction of the Office of Thrift Supervision, will transfer to the Federal Reserve Board.

Certain of the regulatory requirements that are or will be applicable to PFC and the Bank are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on PFC and the Bank and is qualified in its entirety by reference to the actual statutes and regulations.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies will be regulated by the Federal Reserve Board. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect PFC and the Bank. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•	A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through January 1, 2013.

•	Deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

The following aspects of the financial reform and consumer protection act are related to the operations of PFC:

•	Authority over savings and loan holding companies will transfer to the Federal Reserve Board.

•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•	Public companies will be required to provide their shareholders with a non-binding vote (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

•	Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Activities Restrictions.  There are generally no restrictions on the activities of a savings and loan holding company, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. As of June 30, 2010, PFC was a grandfathered holding company.

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

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as PFC) and any companies, which are controlled by such parent holding company are affiliates of the savings association. Generally, Section 23A (i) limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and (ii) contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, issuance of a guarantee to an affiliate and similar transactions. Section 23B also applies to the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 2010, the Bank was in compliance with the above restrictions.

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

The Federal Reserve Board may approve an application by a bank holding company to acquire control of a savings association. A bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Deposit Insurance Fund (“DIF”) with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies.

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

Regulation of the Bank

General.  In 1993, the Bank converted from a federal chartered savings bank to a Pennsylvania chartered savings bank. As a Pennsylvania chartered savings bank, the Bank is subject to extensive regulation and examination by the Department of Banking (“Department”) and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Bank and its operations. The Bank is also a member of the FHLB of Pittsburgh and is subject to certain limited regulation by the Federal Reserve Board.

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

Interstate Acquisitions.  The Interstate Banking Act allows federal regulators to approve mergers between adequately capitalized banks from different states regardless of whether the transaction is prohibited under any state law, unless one of the banks’ home states has enacted a law expressly prohibiting out-of-state mergers before June 1997. The Commonwealth of Pennsylvania has not “opted out” of this interstate merger provision. Therefore, the federal provision permitting interstate acquisitions applies to banks chartered in Pennsylvania. Pennsylvania law, however, retained the requirement that an acquisition of a Pennsylvania institution by a Pennsylvania or a non-Pennsylvania-based holding company must be approved by the Department. The Interstate Act also allows a state to permit out-of-state banks to establish and operate new branches in this state. Pennsylvania law permits an out of state banking institution to establish a branch office in Pennsylvania only if the laws of the state where that institution is located would permit an institution chartered under the laws of Pennsylvania to establish and maintain a branch in such other state on substantially the same terms and conditions.

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest-bearing transaction deposit accounts through the end of 2013 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012. For non-interest-bearing transaction deposit accounts, including accounts swept from a non-interest-bearing transaction account into a non-interest-bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions could have opted out of either or both of these programs. Parkvale did not opt out of the temporary liquidity guarantee program; it is expected that the assessment surcharge will not have a material impact on our results of operations.

The FDIC has implemented a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was not to exceed ten basis points times the institution’s domestic deposit assessment base for the second quarter 2009 risk-based assessment. The FDIC special assessment of $880,000 was expensed at June 30, 2009.

The Bank received a credit of $1.5 million in June 2007 that was utilized throughout fiscal 2009 and fiscal 2008 to offset FDIC premiums of $746,000 and $758,000, respectively. The credit balance was fully utilized by June 30, 2009. As a result of increased FDIC insurance premium rates and full utilization of the credit, FDIC insurance expense increased to $2.9 million for fiscal 2010 compared to $1.2 million during fiscal 2009.

In 2009, the FDIC also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled approximately $12.8 million. Unlike a special assessment, this prepayment did not immediately affect bank earnings. Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The FICO assessment rate as of June 30, 2010 was .0026% of insured deposits and is adjusted quarterly. These assessments will continue until the FICO bonds mature in 2019.

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

Capital Requirements.  The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which like the Bank, are not members of the Federal Reserve System. The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital, which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2010, the Bank met each of its capital requirements and exceeded requirements established to be well capitalized.

A bank which has less than the minimum leverage capital requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to its FDIC regional director for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order from the FDIC. The FDIC’s regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIC and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier I leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides, among other things, for the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

Prompt Corrective Action.  Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions, which it regulates. The federal banking agencies (including the FDIC) have adopted substantially similar regulations to implement Section 38 of the FDIA. Under the regulations, a savings bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”, (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which the FDIC may reclassify a well capitalized savings bank as adequately capitalized and may require an adequately capitalized savings bank or an undercapitalized savings bank to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized savings bank as critically undercapitalized). At June 30, 2010, the Bank was in the “well capitalized” category.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also prohibited from paying dividends and is subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

The Bank believes that it meets the provisions of the QTL test.

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

Privacy Requirements of the Gramm-Leach-Bliley Act.  Federal law places limitations on financial institutions like the Bank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. The Bank currently has a privacy protection policy in place and believes such policy is in compliance with the regulations.

Anti-Money Laundering.  Federal anti-money laundering rules impose various requirements on financial institutions to prevent the use of the U.S. financial system to fund terrorist activities. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. The Bank has established policies and procedures to ensure compliance with the federal anti-laundering provisions.

Community Reinvestment Act.  All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

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

The FDIC permanently increased deposit insurance on most accounts from $100,000 to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the end of calendar 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At June 30, 2010, the Bank had a $14.4 million investment in the stock of the FHLB of Pittsburgh to comply with this requirement.

Advances from the FHLB of Pittsburgh are secured by a member’s shares of stock in the FHLB of Pittsburgh, certain types of mortgages, investments and other assets. The maximum amount of credit which the FHLB of Pittsburgh will advance for purposes other than meeting deposit withdrawals fluctuates from time to time in accordance with changes in policies of the FHLB of Pittsburgh. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Pittsburgh and the purpose of the borrowing. At June 30, 2010, the Bank had $186.0 million of outstanding advances from the FHLB of Pittsburgh.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. Parkvale satisfies its reserve requirement with vault cash.

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

See Note H of “Notes to Consolidated Financial Statements” for additional information regarding federal and state taxation.

Item 1A.	Risk Factors.

Investments in Parkvale’s common stock involve risk. The following discussion highlights risks which management believes are material for the Company, but does not necessarily include all risks that Parkvale may face.

The market price of Parkvale common stock may fluctuate significantly in response to a number of factors, including:

•	changes in securities analysts’ estimates of financial performance

•	volatility of stock market prices and volumes

•	changes in market valuations of similar companies

•	changes in interest rates since net interest income comprises the majority of our revenue and is significantly influenced by changes in interest rates

•	new products or services offered in the banking and/or financial services industries

•	variations in quarterly or annual operating results, including investment writedowns and loan loss provisions

•	litigation

•	regulatory actions including new laws and regulations and continued compliance with existing laws and regulations

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

The market price of our common stock has declined recently.

The market price of the Parkvale common stock decreased from $8.99 per share at June 30, 2009 to $8.38 per share at June 30, 2010, and has further declined to $6.46 per share as of August 30, 2010. The total return on our common stock has been less than the total return of certain indexes the past two years. See the performance graph in Item 5 of this document comparing the total return performance of Parkvale common stock to certain indexes.

We incurred a net loss for the years ended June 30, 2010 and 2009.

We incurred a net loss of $16.5 million in fiscal 2010, compared to net loss of $9.5 million for fiscal 2009. After subtracting the dividends paid on the preferred stock issued in December 2008, the net loss applicable to our common stockholders in fiscal 2010 was $18.1 million, compared to $10.4 million in fiscal 2009. The net loss in fiscal 2010 was primarily due to writedowns of $39.0 million on pooled trust preferred and non-agency CMO securities. The net loss in fiscal 2009 was primarily due to writedowns of $30.4 million on trust preferred securities, preferred stocks and other securities held in our investment portfolio. See Notes B and J of Notes to Consolidated Financial Statements.

There are increased risks involved with commercial real estate, commercial business and consumer lending activities.

Our lending activities include loans secured by commercial real estate and commercial business and consumer loans. We have increased our emphasis on originating commercial business and consumer loans in recent years, as well as commercial real estate loans to a lesser extent. We originated $98.2 million of these loans in fiscal 2010, representing 62.8% of total loan originations in fiscal 2010. In fiscal 2009, we originated $104.5 million of these loans, representing 62.2% of total loan originations. Commercial real estate, commercial business and consumer loans represent 32.5% of our loan portfolio at June 30, 2010. Commercial real estate, commercial business and consumer loans are generally considered to involve a higher degree of risk than single-family residential lending due to a variety of factors. As a result of the larger loan balances typically involved with commercial real estate and commercial business loans, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. At June 30, 2010, the outstanding balances of our largest single commercial real estate loan and commercial business loan were $6.7 million and $2.9 million, respectively. While we have not had significant charge-offs of commercial real estate loans and commercial business loans in recent years, if one of these large loans were to become non-performing, it could have a significant impact on our results of operations. In fiscal 2010, we charged off $752,000 of commercial business loans, compared to $344,000 of such charge-offs in fiscal 2009. Consumer loans also involve greater risks than single-family residential loans, as it may be more difficult to recover collateral on those loans that are secured with higher loans to value and certain consumer loans are unsecured. In addition, the recent increases in the originations of commercial real estate, commercial business and consumer loans mean that our portfolio of these loans is significantly weighted with loans which are not well seasoned and are generally perceived to be more susceptible to adverse economic conditions than older loans.

There are increased risks associated with our interest only loans.

At June 30, 2010, our loan portfolio includes $185.1 million of loans that are interest only for the initial years of the loans, representing 10.1% of total assets at that date. The initial interest only years of the loans range from three to ten years. These loans have a higher degree of risk than fully amortizing loans, as the original loan balance does not decline during the interest only period of the loan. The risks associated with these loans are increased if housing prices decline after the loan is originated. The initial interest only period for $65.9 million of the aggregate $185.1 million has expired, and such loans are fully amortizing at June 30, 2010.

We will be adversely affected if housing prices continue to decline.

A decline in housing prices adversely affects us in several ways. First, we generally limit the loan-to-value ratio to 80% on newly originated residential first lien mortgage loans. A decline in housing prices after the loan is originated results in an increase in the loan-to-value ratio, which increases the risks associated with such loans. Second, borrowers who experience a decline in the market value of their house, particularly a decline below their outstanding mortgage balance, may be more likely to be delinquent in their loan payments and to experience a foreclosure on their mortgage. Third, a decline in housing prices generally leads to higher foreclosure rates, and the value of the properties we receive may be less than the outstanding mortgage balance. At June 30, 2010, we held $660.7 million of single- family residential mortgages loans, representing 35.9% of our total assets. Fourth, the value of the mortgage-backed securities held by us, which are secured by residential properties, may continue to decline. At June 30, 2010, we held $226.7 million of mortgage-backed securities, representing 12.3% of our total assets. Fifth, our consumer loan portfolio includes a limited amount ($8.2 million) of outstanding home equity lines of credit in excess of 90% of collateral value at a competitive introductory rate, and the risks associated with these loans will increase if housing prices continue to decline. Sixth, a decline in housing prices is likely to lead to increased provisions for loan losses, which would adversely affect our net income.

Our allowance for loans losses may not be adequate to cover probable losses.

We have established an allowance for loan losses based upon various assumptions and judgments about the collectability of our loan portfolio, which we believe is adequate to offset probable losses on our existing loans. While we are not aware of any specific factors indicating a deficiency in the amount of our allowance for loan losses, in light of the current economic slowdown, the increased number of foreclosures and lower real estate values, one of the most pressing current issues faced by financial institutions is the adequacy of their allowance for loan losses. Federal bank regulators have increased their scrutiny of the level of the allowance for losses maintained by regulated institutions. Many banks and other lenders are reporting significantly higher provisions to their allowance for loan losses, which are materially impacting their earnings. In the event that we have to increase our allowance for loan losses, it would have an adverse effect on our results in future periods. At June 30, 2010, our allowance for loan losses amounted to $19.2 million, while our total loan portfolio was $1.0 billion at such date.

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

Parkvale’s results of operations depend to a great extent on the difference between the interest earned on loans and investment securities and the interest paid on deposits and other borrowings. Interest rates are beyond our control and fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and borrowings. In anticipation of rising interest rates, Parkvale had a positive one-year interest rate gap ratio of 12.45% at June 30, 2010, compared to 9.46% at June 30, 2009. Because a positive gap ratio means that our interest-earning assets are more sensitive to interest rates than our interest-bearing liabilities, our net interest income decreased by $4.3 million or 10.3% in fiscal 2010 as interest rates have remained at historic low levels. Although increases in interest rates would result in additional interest income from each new loan made or serviced, the number of new loans is likely to decrease as interest rates rise. Any revenue reductions from fewer loans and increased interest expense paid in connection with borrowed funds and deposits may not be offset by the higher income as a result of increased interest rates, which would adversely affect our interest rate spread and net interest income. Changes in interest rates also can affect the value of our interest-earning assets and our ability to realize gains from the sale of such assets, our ability to obtain and retain deposits in competition with other available investment alternatives, and the ability of our borrowers to repay adjustable or variable rate loans.

The fair value of our investments is less than the carrying value of such securities.

At June 30, 2010, the amortized cost or carrying value of our investment securities held to maturity was $443.5 million, or 24.1% of our total assets. At such date, the fair value of such securities was $437.9 million. Because the declines in the fair value of individual held-to-maturity securities are currently deemed to be temporary, the investment securities have not been written down to their fair value. The investment securities held to maturity at June 30, 2010 include pooled and single issuer trust-preferred securities with an aggregate amortized cost of $33.6 million and an aggregate fair value of $24.8 million; non-agency CMOs with an aggregate amortized cost of $63.3 million and aggregate fair value of $60.8 million; U.S. government, agency and municipal securities with an aggregate amortized cost of $215.9 million and aggregate fair value of $218.2 million; corporate debt with an aggregate amortized cost of $27.1 million and aggregate fair value of $28.4 million; and government and agency mortgage-backed securities and CMOs with an aggregate amortized cost of $103.6 million and aggregate fair value of $105.7 million. Available for sale investments include an ARM mortgage mutual fund with an amortized cost of $5.5 million and fair value of $5.2 million and financial services equity securities with an aggregate amortized cost of $474,000 and aggregate fair value of $682,000. In addition, a portion of our non-agency CMO security portfolio has been reclassified as available for sale, with an amortized cost of $59.8 million and a fair value of $59.8 million at June 30, 2010. As disclosed in Note B of “Notes to Consolidated Financial Statements”, we are closely monitoring our investment portfolio in light of price volatility and deferred payments. Continued interest deferrals, defaults and/or price declines could result in a write-down of one or more of the trust preferred investments or other investment securities that have a fair value below amortized cost.

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

We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. As of June 30, 2010, we were the 8th largest institution, in terms of assets, with a significant presence in western Pennsylvania. We are significantly smaller than the seven largest depository institutions operating in western Pennsylvania, which had more than 86% of the total deposits in the greater Pittsburgh metropolitan area at June 30, 2010. The financial resources of these larger competitors may permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. Certain of our competitors are larger financial institutions with substantially greater resources, more advanced technological capabilities, higher lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

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

Parkvale presently conducts business from its main office building and 47 branch offices located in the tri-state area. Parkvale owns the building and land for 23 offices and leases the remaining 24 offices. Such leases expire through 2041. PMC leases one facility in Ohio for a loan origination center. At June 30, 2010, land, building and equipment had a net book value of $17.4 million.

Item 3.	Legal Proceedings.

PFC and its subsidiaries, in the normal course of business, are subject to a number of asserted and unasserted potential legal claims. In the opinion of management, there is no present basis to conclude that the resolution of these claims will have a material adverse impact on the consolidated financial condition or results of operations of PFC and its subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Shareholders Matters.

The Annual Meeting of Shareholders will be held at 10:00 a.m., Thursday, October 28, 2010, at the Parkvale Bank Building, 4220 William Penn Highway, Monroeville, Pennsylvania 15146.

(a) Parkvale’s Common Stock is traded on the NASDAQ Global Select Market System under the symbol “PVSA.” Prices shown below are based on the prices reported by the NASDAQ system.

For the Quarter Ended	High	Low	Dividends

June 2010	$12.39	$7.11	$0.05
March 2010	7.90	6.62	0.05
December 2009	9.47	6.41	0.05
September 2009	9.81	6.56	0.05
June 2009	11.75	8.73	0.05
March 2009	13.20	8.05	0.22
December 2008	20.00	10.54	0.22
September 2008	24.60	16.00	0.22

There were 5,529,211 shares of Common Stock outstanding as of August 30, 2010, the Voting Record Date, which shares were held as of such date by approximately 319 holders of record.

Additional information required by Item 5 with respect to securities authorized for issuance under equity plans is set forth in Part III, Item 12 of this report.

Transfer Agent
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016
Toll free phone: 1 (800) 368-5948
Fax: (908) 497-2312
Website: www.rtco.com

INFORMATION REQUESTS

A copy of the 2010 Annual Report on Form 10-K of Parkvale Financial Corporation filed with the Securities and Exchange Commission, and a list of exhibits thereto, will be furnished to shareholders without charge upon written request to the Chief Financial Officer of the Corporation at its Headquarters Office, 4220 William Penn Highway, Monroeville, PA 15146. The telephone number is (412) 373-7200. Parkvale’s website is http://www.parkvale.com.

(b) None.

(c) During the year ended June 30, 2010, Parkvale did not purchase any shares of its common stock.

The following table sets forth information with respect to any purchase made by or on behalf of Parkvale or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of Parkvale common stock during the indicated periods.

Total Number of
			Shares Purchased as Part of	Maximum Number of Shares
	Total Number	Average	Publicly	that may yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or Programs
Period	Purchased	Per Share	or Programs	(1)

April 1-30, 2010	—	—	—	—
May 1-31, 2010	—	—	—	—
June 1-30, 2010	—	—	—	—

(1)	The repurchase program approved for fiscal 2009 expired on June 30, 2009. Parkvale did not approve a repurchase program for fiscal 2010.

Performance Graphs

The following graphs compare the yearly cumulative total return of Parkvale’s common stock over a five-year measurement period with (i) the yearly cumulative total return on the stocks included in the Nasdaq Market Index, (ii) the yearly cumulative total return on the stocks included in the Nasdaq Financial Stock Market Index and (iii) the S&P 500 total return data. The source of the graph and chart is SNL Financial. All of the cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years. The starting point for all graphs assumes the investment of $100 at the beginning of the period.

Total Return Performance

	Period Ending
Index	06/30/05	06/30/06	06/30/07	06/30/08	06/30/09	06/30/10
Parkvale Financial Corporation	100.00	110.05	114.82	94.28	38.00	36.10

NASDAQ Composite	100.00	105.60	126.56	111.47	89.21	102.54

NASDAQ Financial	100.00	104.84	112.99	81.01	64.32	68.61

S&P 500	100.00	108.63	131.00	113.81	83.97	96.09

Item 6.	Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(Dollar amounts in thousands except per share data)

Balance Sheet Data at June 30:	2010	2009	2008	2007	2006

Total assets	$1,842,380	$1,907,106	$1,851,392	$1,844,231	$1,858,715
Loans, net	1,032,363	1,108,936	1,201,665	1,234,397	1,217,328
Securities and FHLB stock	523,579	527,534	444,375	379,943	425,183
Deposits	1,488,073	1,511,248	1,493,685	1,469,084	1,451,764
FHLB advances, term and other debt	223,588	232,463	213,395	224,764	239,413
Shareholders’ equity	118,944	150,760	131,631	129,670	122,704
Book value per share	15.77	21.92	24.01	23.10	21.64

Operating Data For the Year Ended June 30:	2010	2009	2008	2007	2006

Total interest income	$75,861	$90,483	$97,882	$97,260	$89,575
Total interest expense	38,515	48,846	57,978	58,871	50,977

Net interest income	37,346	41,637	39,904	38,389	38,598
Provision for loan losses	7,448	6,754	2,331	828	736

Net interest income after provision for loan losses	29,898	34,883	37,573	37,561	37,862
Net impairment losses recognized in earnings	38,977	30,363	—	—	—
Noninterest income	12,443	12,662	8,452	10,358	9,415
Noninterest expenses	30,432	29,420	28,623	28,039	27,640

Income (loss) before taxes	(27,068)	(12,238)	17,402	19,880	19,637
Income tax expense (benefit)	(10,603)	(2,696)	4,599	6,455	6,325

Net income (loss)	($16,465)	($9,542)	$12,803	$13,425	$13,312

Preferred Stock Dividend	1,588	829	—	—	—

Income (loss) to common shareholders	($18,053)	($10,371)	$12,803	$13,425	$13,312

Net income (loss) per diluted common share	($3.30)	($1.90)	$2.31	$2.34	$2.33

Other Selected Data (Statistical Profile):

Year Ended June 30:	2010	2009	2008	2007	2006

Average yield earned on all interest-earning assets	4.27%	5.13%	5.66%	5.55%	5.11%
Average rate paid on interest-bearing liabilities	2.21	2.84	3.42	3.44	2.96
Average interest rate spread	2.06	2.29	2.24	2.11	2.15
Net yield on average interest-earning assets	2.10	2.36	2.31	2.19	2.20
Other expenses to average assets	1.60	1.57	1.56	1.51	1.49
Efficiency ratio	61.12	54.18	59.19	57.52	57.57
Return on average assets	(0.86)	(0.51)	0.70	0.73	0.72
Dividend payout ratio	—	—	38.12	34.19	34.33
Return on average equity	(10.38)	(6.42)	9.73	10.54	11.26
Average equity to average total assets	7.94	7.91	7.15	6.88	6.38

At June 30:	2010	2009	2008	2007	2006

One year gap to total assets	12.45%	9.46%	2.07%	1.67%	(3.52%)
Intangibles to total equity	23.97	19.51	23.04	24.09	26.21
Shareholders’ equity to assets ratio	6.46	7.91	7.11	7.03	6.60
Ratio of nonperforming assets to total assets	1.91	1.76	0.85	0.34	0.25
Nonperforming assets	$35,157	$33,641	$15,808	$6,196	$4,564
Allowance for loan losses as a% of gross loans	1.83%	1.60%	1.25%	1.14%	1.21%
Number of full-service offices	47	48	48	47	47

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

THE BANK

General

The Bank conducts business in the greater tri-state area through 47 full-service offices using the trade name Parkvale Bank with 40 offices in Allegheny, Beaver, Butler, Fayette, Washington and Westmoreland Counties of Pennsylvania, two branches in West Virginia and five branches in Ohio. With total assets of $1.8 billion at June 30, 2010, Parkvale was the tenth largest financial institution headquartered in the Pittsburgh metropolitan area and twelfth largest financial institution with a significant presence in western Pennsylvania.

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

Lower housing demand in Parkvale’s primary lending areas, relative to its deposit growth, has spurred the Bank to purchase residential mortgage loans from other financial institutions in the secondary market. This purchase strategy also achieves geographic asset diversification. Parkvale purchases adjustable rate residential mortgage loans subject to its normal underwriting standards. Parkvale purchased $6.3 million of fixed mortgage loans during fiscal 2010 and did not purchase loans during fiscal 2009 as a result of uncertainties related to the secondary mortgage market.

Financial Condition

Parkvale’s average interest-earning assets increased $13.2 million or 0.7% for the year ended June 30, 2010 over fiscal year 2009. Average balances decreased by $109.4 million in loans, while average federal funds sold increased $58.0 million and average investments increased by $64.5 million during the fiscal 2010 period. Average deposit liabilities rose $18.1 million in fiscal year 2010, and average borrowings increased by $5.0 million in fiscal 2010, resulting in a $9.9 million decline in net interest-earning assets. In addition, our average interest rate spread declined from 2.29% in fiscal 2009 to 2.06% in fiscal 2010. The decreases in net interest-earning assets and in the average interest rate spread resulted in a $4.3 million or 10.3% decrease in net interest income in fiscal 2010 compared to fiscal 2009.

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

Interest rate sensitivity gap analysis provides one indicator of potential interest rate risk by comparing interest-earning assets and interest-bearing liabilities maturing or repricing at similar intervals. The gap ratio is defined as rate-sensitive assets minus rate-sensitive liabilities for a given time period divided by total assets. Parkvale continually monitors gap ratios, and within the IRR framework and in conjunction with net interest income simulations, implements actions to reduce exposure to fluctuating interest rates. Such actions have included maintaining high liquidity, increasing the repricing frequency of the loan portfolio, purchasing adjustable-rate investment securities and lengthening the overall maturities of interest-bearing liabilities. Management believes these ongoing actions minimize Parkvale’s vulnerability to fluctuations in interest rates. The one-year gap ratio increased from 9.46% at June 30, 2009 to 12.45% as of June 30, 2010, the three-year gap ratio went from 1.49% at June 30, 2009 to 1.38% at June 30, 2010 and the five-year gap ratio was 9.14% at June 30, 2009 versus 5.91% at June 30, 2010. The increase in the asset sensitivity in the one-year GAP ratio is due to an increase in federal funds sold, investments and ARM loans scheduled to reprice or mature within one-year and projected calls on agency step-up securities.

Gap indicators of IRR are not necessarily consistent with IRR simulation estimates. Parkvale utilizes net interest income simulation estimates under various assumed interest rate environments to more fully capture the details of IRR. Assumptions included in the simulation process include measurement over a probable range of potential interest rate changes, prepayment speeds on amortizing financial instruments, other imbedded options, loan and deposit volumes and rates, non-maturity deposit assumptions and management’s capital requirements. The estimated impact on projected net interest income in fiscal 2011 assuming an immediate parallel and instantaneous shift in current interest rates, would result in the following percentage changes over fiscal 2010 net interest income: +100 basis points (“bp”), +10.66%; +200 bp, +7.62%; -100 bp, +4.21%; -200 bp, +9.04%. This compares to projected net interest income for fiscal 2010 made at June 30, 2009 of: +100 bp, +0.9%; +200 bp, +0.1%; -100 bp, +0.9%; -200 bp, -8.0%. The fluctuation in projected net interest income between fiscal 2011 and 2010 relates to lower yields on shorter-term liquid assets and is reflective of Parkvale’s investment and interest rate risk management strategy of shortening the duration of its investment portfolio by purchasing short-term agency callable and multi-step securities in anticipation of rising interest rates.

Interest-Sensitivity Analysis.  The following table reflects the maturity and repricing characteristics of Parkvale’s assets and liabilities at June 30, 2010: (Dollars in thousands):

Interest Sensitive Assets	<3 Months	4-12 Months	1-5 Years	5+Years	Total

ARM and other variable rate loans	$193,639	$237,506	$167,470	$14,969	$613,584
Fixed-rate loans, net(1)	12,030	36,604	173,866	214,671	437,171
Variable rate mortgage-backed securities and CMO’s	38,271	76,953	91,131	—	206,355
Fixed rate mortgage-backed securities and CMO’s(1)	576	531	10,996	8,246	20,349
Investments and federal funds sold	253,008	44,223	87,223	46,408	430,862
Equities, primarily FHLB	1	4,760	14,357	1,205	20,323

Total interest-sensitive assets	$497,525	$400,577	$545,043	$285,499	$1,728,644

Ratio of interest-sensitive assets to total assets	27.0%	21.7%	29.6%	15.5%	93.8%

Interest-sensitive liabilities
Passbook deposits and club accounts(2)	$11,559	$39,022	$46,242	$127,443	$224,266
Checking accounts(3)	26,659	20,184	40,372	220,368	307,583
Money market deposit accounts	70,032	44,000	44,000	—	158,032
Certificates of deposit	158,618	245,581	352,500	34,710	791,408
FHLB advances and other borrowings	27,695	25,000	182,566	20,089	255,350

Total interest-sensitive liabilities	$294,563	$373,787	$665,680	$402,610	$1,736,640

Ratio of interest-sensitive liabilities to total liabilities and equity	16.0%	20.3%	36.1%	21.9%	94.3%

Ratio of interest-sensitive assets to interest-sensitive liabilities	168.9%	107.2%	81.9%	70.9%	99.5%

Periodic Gap to total assets	11.0%	1.5%	(6.6%)	(6.4)	(0.4%)

Cumulative Gap to total assets	11.0%	12.5%	5.9%	(0.4%)

(1)	Includes total repayments and prepayments at an assumed rate of 15% per annum for fixed-rate mortgage loans and mortgage-backed securities, with the amounts for other loans based on the estimated remaining loan maturity by loan type.

(2)	Based on historical data, assumes passbook deposits are rate sensitive at the rate of 21.0% per annum, compared with 18.1% for fiscal 2009.

(3)	Includes investment checking accounts, which are assumed to be immediately rate sensitive, with remaining interest-bearing checking accounts assumed to be rate sensitive at 10.0% in the first year and 5.0% per annum thereafter. Noninterest checking accounts are considered core deposits and are included in the 5+ years category.

Asset Management.  A primary goal of Parkvale’s asset management is to maintain a high level of liquid assets. Parkvale defines the following as liquid assets: cash, federal funds sold, certain corporate debt maturing in less than one year, U.S. Government and agency obligations maturing in less than one year and short-term bank deposits. The average daily liquidity was 29.1% for the quarter ended June 30, 2010. During fiscal 2010, in addition to maintaining high liquidity, Parkvale’s investment strategy was to purchase primarily lower risk investment grade securities rated AA or higher to enhance yields and reduce the risk associated with rate volatility.

Parkvale’s lending strategy has been designed to shorten the average maturity of its assets and increase the rate sensitivity of the loan portfolio. In fiscal 2010, 2009 and 2008, 40.5%, 48.3% and 66.4%, respectively, of mortgage loans originated or purchased were adjustable-rate loans. Parkvale has continually emphasized the origination and purchase of ARM loans. ARMs totaled $511.8 million or 62.7% of total mortgage loans at June 30, 2010 versus $577.0 million or 65.2% of total mortgage loans at June 30, 2009. To supplement local mortgage originations, Parkvale purchased loans aggregating $6.3 million in fiscal 2010 from mortgage bankers and other financial institutions. There were no loan purchases during fiscal 2009. The loan packages purchased were fixed-rate residential loans. All of the fiscal 2010 purchases were residential loans. The loans purchased from others are reviewed for underwriting standards that include appraisals, creditworthiness and acceptable ratios of loan to value and debt to income calculated at fully indexed rates. The practice of purchasing loans or ARM securities in the secondary market was temporarily discontinued in fiscal 2009 due to the lack of acceptable product availability. At June 30, 2010, Parkvale had commitments to originate mortgage loans totaling $3.9 million and commercial loans of $3.0 million. Commitments to fund construction loans in process at June 30, 2010 were $7.2 million, which were funded from current liquidity.

Parkvale continues to focus on its consumer loan portfolio through new originations. Home equity lines of credit are granted up to 90% of collateral value at competitive rates. In general, these loans have shorter maturities and greater interest rate sensitivity and margins than residential real estate loans. At June 30, 2010 and 2009, consumer loans were $184.2 million and $185.8 million, which represented a 0.9% decrease and a 5.0% increase over the balances at June 30, 2009 and 2008, respectively, with fixed-rate second mortgage loans totaling $80.6 million, $89.7 million and $100.8 million of the total outstanding balances at June 30, 2010, 2009 and 2008, respectively.

Investments in mortgage-backed securities and other securities, such as U.S. Government and agency obligations and corporate debt, are primarily purchased to enhance Parkvale’s liquidity position and to diversify asset concentration. During fiscal 2010, Parkvale purchased an aggregate of $431.8 million of investment securities classified as held to maturity, compared to $284.6 million of such purchases in fiscal 2009 and $361.7 million in fiscal 2008. The fiscal 2010 purchases consist of government and agency securities, with the exception of $5.0 million of taxable municipal securities. Substantially all of the 2010 purchases were either adjustable or expected to be shorter term due to step up features. At June 30, 2010, the combined weighted average yield on adjustable corporate securities, agency and collateralized mortgage obligations was 3.58%. If the interest rate indices were to fall further, net interest income may decrease if the yield, after discount amortization, on these securities, as well as other liquid assets and ARM loans were to fall faster than liabilities would reprice. All debt securities, with the exception of $59.8 million of non-agency CMOs, are classified as held to maturity and are not available for sale or held for trading.

The credit quality of non-agency CMO securities rated below investment grade at June 30, 2010 as a result of downgrades by the national rating agencies was evaluated. Based upon recent and future credit deterioration projections and results of the evaluation, the Bank intends to sell fifteen non-agency CMO securities in the near term. The debt securities were reclassified from held to maturity to available for sale at June 30, 2010, and other than temporary impairment charges of $13.1 million were recognized in earnings during fiscal 2010 as the difference between the respective investment’s amortized cost basis and fair value at June 30, 2010. The remaining carrying value of the available for sale non-agency CMO securities is $59.8 million at June 30, 2010. Of the $59.8 million, all but three securities aggregating $8.5 million have been sold subsequent to June 30, 2010. It is projected that the level of adversely classified investment securities will decrease by over 60% compared to March 31, 2010 upon the sale of the respective non-agency CMO securities along with the non-cash other than temporary impairment charges recognized during the fourth quarter of fiscal 2010 related to the non-agency CMO and pooled trust preferred securities.

Liability Management.  Deposits are priced according to management’s asset/liability objectives, alternate funding sources and competitive factors. Certificates of deposits maturing after one year as a percent of total deposits were 26.0% at June 30, 2010 and 20.1% at June 30, 2009. The increased percentage of longer-term certificates is reflective of consumer preference for longer-terms. Over the past 5 years, Parkvale has made a concentrated effort to increase low cost deposits by attracting new checking customers to our community branch offices. During fiscal 2010, checking accounts increased by 12.4% compared to a 2.1% increase during fiscal 2009. Parkvale’s primary sources of funds are deposits received through its branch network and advances from the Federal

Home Loan Bank (“FHLB”). FHLB advances can be used on a short-term basis for liquidity purposes or on a long-term basis to support lending activities.

Contractual Obligations

Information concerning our future contractual obligations by payment due dates at June 30, 2010 is summarized as follows. Contractual obligations for deposit accounts do not include accrued interest. Payments for deposits other than time, which consist of non-interest bearing deposits and money market, NOW and savings accounts, are based on our historical experience, judgment and statistical analysis, as applicable, concerning their most likely withdrawal behaviors.

	Due < One Year	1-3 Years	3-5 Years	5+ Years	Total
	(Dollars in thousands)

Deposits other than time	$211,456	$110,428	$20,186	$347,811	$689,881
Time deposits	404,199	288,512	63,988	34,710	791,409
Advances from FHLB	35,097	40,156	40,149	70,571	185,973
Term debt	2,500	5,000	16,250	—	23,750
Other debt	13,865	—	—	—	13,865
Mortgage loan commitments	3,907	—	—	—	3,907
Operating leases	1,104	1,496	851	2,317	5,768

Total	$672,128	$445,592	$141,424	$455,409	$1,714,553

Concentration of Credit Risk

Financial institutions, such as Parkvale, generate income primarily through lending and investing activities. The risk of loss from lending and investing activities includes the possibility that losses may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility of loss is known as credit risk.

Credit risk is increased when lending and investing activities concentrate a financial institution’s earning assets in a way that exposes the institution to a material loss from any single occurrence or group of related occurrences. Diversifying loans and investments to prevent concentrations of risks is one manner a financial institution can reduce potential losses due to credit risk. Examples of asset concentrations would include, but not be limited to, geographic concentrations, loans or investments of a single type, multiple loans to a single borrower, loans made to a single type of industry and loans of an imprudent size relative to the total capitalization of the institution. For loans originated, Parkvale has taken steps to reduce exposure to credit risk by emphasizing lower risk single-family mortgage loans, which comprise 62.8% of the gross loan portfolio as of June 30, 2010. The next largest component of the loan portfolio is consumer loans at 17.5%, which generally consists of lower balance second mortgages and home equity loans originated in the greater Pittsburgh area and Ohio Valley region and an auto loan portfolio.

Nonperforming Loans and Foreclosed Real Estate

Nonperforming loans and foreclosed real estate (“REO”) consisted of the following at June 30:

	2010	2009	2008	2007	2006
	(Dollars in thousands)

Nonaccrual Loans:
Mortgage	$20,674	$21,046	$6,004	$2,746	$1,700
Consumer	651	623	582	416	567
Commercial	5,195	6,266	5,943	1,177	1,321

Total nonaccrual loans	26,520	27,935	12,529	4,339	3,588
Total foreclosed real estate, net	8,637	5,706	3,279	1,857	976

Total amount of nonaccrual loans and foreclosed real estate	$35,157	$33,641	$15,808	$6,196	$4,564

Total nonaccrual loans as a% of total loans	2.52%	2.48%	1.02%	0.35%	0.29%
Total nonaccrual loans and foreclosed real estate as a percent of total assets	1.91%	1.76%	0.85%	0.34%	0.25%

A weak national economy and to a lesser extent local housing sector and credit markets have contributed towards an increased level of non-performing assets. Nonperforming (delinquent 90 days or more) and impaired loans and real estate owned in the aggregate represented 1.91%, 1.76% and 0.85% of total assets at June 30, 2010, 2009 and 2008 respectively. Such non-performing assets at June 30, 2010 have increased to $35.2 million from $33.6 million at June 30, 2009, which includes $26.5 million of non-accrual loans.

As of June 30, 2010, single-family mortgage loans delinquent 90 days or more include 54 loans aggregating $17.1 million purchased from others and serviced by national service providers with a cost basis ranging from $55,000 to $661,000 and 41 loans aggregating $3.5 million in Parkvale’s retail market area. Management believes that these 95 delinquent single-family mortgage loans are adequately collateralized with the exception of 38 loans with a remaining net book value of $8.2 million, which have the necessary related allowances for losses provided. Loans 180 days or more delinquent are individually evaluated for collateral values in accordance with banking regulations with specific reserves recorded as appropriate.

Commercial loans and commercial real estate loans delinquent 90 days or more of $5.2 million at June 30, 2010 includes a $1.3 million relationship with a now closed medical facility, a $1.5 million relationship to an entity for coal extraction and reclamation, and a $1.1 million commercial office facility. The relationships are considered to be impaired at June 30, 2010 and the necessary related allowances for losses have been provided.

Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that has not been recognized in interest income was $1.2 million for fiscal 2010, $825,000 for fiscal 2009 and $426,000 for fiscal 2008. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans, which are 90 days or more contractually past due.

In addition, loans totaling $4.4 million were classified as special mention and $4.4 million were classified as substandard for regulatory purposes at June 30, 2010. The special mention loans consist of $4.4 million performing single-family mortgage loans. The substandard loans consist of commercial relationships exhibiting signs of weakness, or have been recently modified or refinanced and are being monitored to assess if new payment terms are followed by the borrowers. These loans, while current or less than 90 days past due, have previously exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.

Loans that are 30 to 89 days past due at June 30, 2010 aggregated $16.4 million, including $14.6 million of single-family loans, compared to $18.3 million at June 30, 2009 and $9.8 million at June 30, 2008.

Foreclosed real estate was $8.6 million at June 30, 2010 compared to $5.7 million at June 30, 2009. The 2010 real estate owned includes $5.2 million in 24 single-family dwellings. The single-family units include two unrelated foreclosures of seven and four single-family units in residential developments with a net book value of $2.0 million. Foreclosed commercial real estate aggregates $3.4 million, which includes two facilities used as automobile dealerships with a net book value of $2.1 million. The properties are valued at the lower of cost or market less estimated selling and holding costs with reserves established when deemed necessary.

Allowance for Loan Losses

The allowance for loan loss was $19.2 million at June 30, 2010 and $18.0 million at June 30, 2009 or 1.8% and 1.6% of gross loans at June 30, 2010 and June 30, 2009, respectively. The level of non-accrual loans and foreclosed real estate peaked during the fiscal year to $40.9 million at September 30, 2009 and was $35.2 million at June 30, 2010. Management determines the adequacy of the allowance for loan loss after a thorough evaluation of individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

The loan portfolio is monitored by management on a regular basis for potential risks to detect potential credit deterioration in the early stages. Management then establishes reserves in the allowance for loan loss based upon evaluation of the inherent risks in the loan portfolio. Management believes the allowance for loan loss is adequate to absorb probable loan losses.

The following table sets forth the allowance for loan loss allocation at June 30:

	2010		2009		2008		2007		2006
	(Dollars in thousands)

General Allowances:
Residential 1-4 mortgages	$5,343	27.8%	$4,769	26.6%	$3,788	24.8%	$2,716	19.1%	$2,855	19.2%
Commercial & multi-family mortgage	3,392	17.7%	4,393	24.5%	4,739	31.1%	3,964	27.9%	3,802	25.5%
Consumer Loans	2,745	14.3%	3,193	17.8%	3,510	23.0%	4,154	29.3%	4,568	30.6%
Commercial Loans	2,534	13.2%	3,038	16.9%	2,741	18.0%	2,848	20.1%	3,368	22.6%

Total General	14,014	73.0%	15,393	85.8%	14,778	96.9%	13,682	96.4%	14,593	97.9%

Specific Allowances:
Residential 1-4 mortgage	4,316	22.5%	1,697	9.4%	105	0.7%	31	0.2%	32	0.2%
Consumer	383	2.0%	324	1.8%	288	1.9%	426	3.0%	256	1.7%
Commercial	496	2.5%	546	3.0%	78	0.5%	50	0.4%	26	0.2%

Total Specific	5,195	27.0%	2,567	14.2%	471	3.1%	507	3.6%	314	2.1%

Total Allowances for loan losses	$19,209	100.0%	$17,960	100.0%	$15,249	100.0%	$14,189	100.0%	$14,907	100.0%

The general allowance on residential 1-4 family loans is $5.3 million or 0.8% of the residential 1-4 family loan portfolio at June 30, 2010, on commercial and multi-family loans the general allowance is $3.4 million or 2.1% of the commercial and multi-family loan portfolio, on consumer loans the general allowance is $2.7 million or 1.5% of the consumer loan portfolio and on the commercial loan portfolio the general allowance is $2.5 million or 6.3%.

Results of Operations

Parkvale Financial Corporation reported a net loss to common shareholders for the fiscal year ended June 30, 2010 of $18.1 million or $3.30 per diluted common share, compared to a net loss of $10.4 million or $1.90 per diluted common share for the fiscal year ended June 30, 2009. The $7.7 million increase in the fiscal 2010 net loss reflects higher non-cash debt security impairment charges of $39.0 million compared to $30.4 million for the fiscal year ended June 30, 2009, partially offset by a $7.9 million increase in the income tax benefit. The impairment charges are the result of credit deterioration related to pooled trust preferred and non-agency CMO securities. The loan loss provision increased from $6.8 million for fiscal 2009 to $7.5 million for fiscal 2010 to address continued

weakness in housing prices and high levels of unemployment. Noninterest expense increased by $1.0 million during fiscal 2010 due primarily to a $1.7 million or 148% increase in FDIC insurance premiums, which was partially offset by an $880,000 or 5.5% decrease in compensation and employee benefit expense.

Interest Income

Interest income on loans decreased by $10.5 million or 15.7% in fiscal 2010 from fiscal 2009. Average loans outstanding in fiscal 2010 were $1.1 billion, representing a decrease of $109 million or 9.4% compared to fiscal 2009. Single-family residential loans declined by $66 million or 9.1% from June 30, 2009 to June 30, 2010, and multi-family residential loans decreased by $2.1 million or 6.2% over the same period. The lower interest income also reflected a lower average loan yield, which was 5.72% in fiscal 2009 and 5.33% in fiscal 2010, due to the lower prevailing rates on new loans along with ARM loans repricing down due to lower indices for periodic rate adjustments. Interest income on loans decreased by $5.0 million or 6.9% from fiscal 2009 to 2008. The average yield on loans decreased from 5.94% in fiscal 2008 to 5.72% in fiscal 2009, and the average loan balance decreased by $41 million or 3.4% in fiscal 2009 compared to fiscal 2008.

Interest income on investments decreased by $3.8 million or 16.6% in fiscal 2010. This was the result of a decrease in the average yield on investments to 3.38% in fiscal 2010 from 4.57% in fiscal 2009, partially offset by an increase in the average balance of $64.5 million or 12.7% to $572 million. The higher level of investment securities was primarily related to purchases of lower risk short-term government and agency securities, which have lower yields than other investment securities. Interest income on investments increased by $1.2 million or 5.3% from fiscal 2008 to fiscal 2009 as a result of a $97.1 million or 23.7% increase in the average balance, partially offset by a decrease in the average yield on investments to 4.57% in fiscal 2009 from 5.36% in fiscal 2008.

Interest income on federal funds sold decreased by $307,000 or 44.7% from fiscal 2009 to fiscal 2010. The decrease was attributable primarily to a decrease in the average yield from 0.74% in fiscal 2009 to 0.25% in fiscal 2010 as a result of the federal reserve setting the current Federal Fund target rate at 0.25%, offset by an increase in the average federal funds sold balance from $92.6 million in fiscal 2009 to $150.6 million in fiscal 2010. The average balance of federal funds sold decreased from $114.8 million in fiscal 2008 to $92.6 million in fiscal 2009, with interest income decreasing $3.6 million from fiscal 2008 to 2009. The average yield decreased from 3.75% in fiscal 2008 to 0.74% in fiscal 2009.

Interest Expense

Interest expense on deposits decreased by $11.0 million or 28.6% from fiscal 2009 to fiscal 2010. The average deposit balance increased $18.1 million or 1.2% in fiscal 2010, while the average cost decreased from 2.57% in fiscal 2009 to 1.81% in fiscal 2010. The lower rates paid in fiscal 2010 were reflective primarily of lower prevailing market rates on certificate accounts. Interest expense on deposits decreased $8.2 million or 17.6% between fiscal 2008 and 2009. The average cost decreased from 3.19% in fiscal 2008 to 2.57% in fiscal 2009, which was partially offset by an increase in the average deposit balance of $31.6 million or 2.2% from fiscal 2008 to 2009.

Interest expense on borrowed money increased by $692,000 or 6.3% in fiscal 2010. This was due to an increase of $5.0 million or 2.3% in the average balance due to $25 million of term debt borrowings on December 30, 2008 and an increase in the average cost of borrowings from 4.68% in fiscal 2009 to 4.88% in fiscal 2010. The increase in average cost of borrowings during fiscal 2010 is due primarily to a higher interest rate on PNC Bank, National Association term debt as a result of not meeting a financial reporting covenant beginning in the second quarter of fiscal 2010. In fiscal 2009, interest expense on borrowed money decreased by $576,000 or 5.3%, primarily due to a $2.8 million decrease in average borrowings resulting from FHLB advance maturities and a decrease in the average cost of borrowings from 4.88% in fiscal 2008 to 4.68% in fiscal 2009.

Yields Earned and Rates Paid

The results of operations of Parkvale depend substantially on its net interest income, which is generally the largest component of Parkvale’s operating results. Net interest income is affected by the difference or spread between yields earned by Parkvale on its loan and investment portfolios and the rates of interest paid by Parkvale for deposits and borrowings, as well as the relative amounts of its interest-earning assets and interest-bearing liabilities.

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

	Year Ended June 30
	2010 vs. 2009				2009 vs. 2008
			Rate/				Rate/
	Rate	Volume	Volume	Total	Rate	Volume	Volume	Total
		(Dollars in thousands)

Interest-earning assets
Loans	$(4,540)	$(6,256)	$325	$(10,471)	$(2,651)	$(2,433)	$131	$(4,953)
Investments	(6,033)	2,950	(761)	(3,844)	(3,238)	5,207	(796)	1,173
Federal funds sold	(454)	429	(282)	(307)	(3,455)	(830)	666	(3,619)

Total	(11,027)	(2,877)	(718)	(14,622)	(9,344)	1,944	1	(7,399)
Interest-bearing liabilities
Deposits	(11,680)	464	193	(11,023)	(9,052)	1,007	(194)	(8,239)
FHLB advances and debt	443	233	16	692	(438)	(134)	(4)	(576)
Trust preferred securities	—	—	—	—	(317)	(317)	317	(317)

Total	(11,237)	697	209	(10,331)	(9,807)	556	119	(9,132)
Net change in net interest income (expense)	$210	$(3,574)	$(927)	$(4,291)	$463	$1,388	$(118)	$1,733

The following table sets forth the average yields earned on Parkvale’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting average interest rate spreads, the net yield on interest-earning assets and the weighted average yields and rates at June 30, 2010:

	Year Ended June 30,			At June 30,
	2010	2009	2008	2010

Average yields on(1)
Loans	5.33%	5.72%	5.94%	5.16%
Investments(2)	3.38%	4.57%	5.36%	2.90%
Federal funds sold	0.25%	0.74%	3.75%	0.25%

All interest-earning assets	4.27%	5.13%	5.66%	4.08%

Average rates paid on(1)
Deposits	1.81%	2.57%	3.19%	1.42%
FHLB advances and other borrowings	4.88%	4.68%	4.88%	4.85%
Trust preferred securities	—	—	9.10%	—

All interest-bearing liabilities	2.21%	2.84%	3.42%	1.87%

Average interest rate spread	2.06%	2.29%	2.24%	2.21%

Net yield on interest-earning assets(3)	2.10%	2.36%	2.31%

(1)	Average yields and rates are calculated by dividing the interest income or expense for the period by the average daily balance for the year. The weighted averages at June 30, 2010 are based on the weighted average contractual interest rates. Nonaccrual loans are excluded in the average yield and balance calculations.

(2)	Includes held-to-maturity and available-for-sale investments, including mortgage-backed securities and interest-earning deposits in other banks.

(3)	Net interest income on a tax equivalent basis divided by average interest-earning assets.

The following table presents the average balances of each category of interest-earning assets and interest-bearing liabilities for the periods indicated.

	Year Ended June 30
	2010	2009	2008
	(Dollars in thousands)

Interest-earning assets
Loans	$1,054,840	$1,164,206	$1,205,165
Investments, including FHLB stock	571,545	506,996	409,856
Federal funds sold	150,610	92,633	114,770

Total interest-earning assets	1,776,995	1,763,835	1,729,791

Noninterest-earning assets	128,609	113,387	109,878

Total assets	$1,905,604	$1,877,222	$1,839,669
Interest-bearing liabilities
Deposits	$1,515,540	$1,497,467	$1,465,883
FHLB advances and other borrowings	226,607	221,619	224,376
Trust preferred securities	—	—	3,484

Total interest-bearing liabilities	1,742,147	1,719,086	1,693,743

Noninterest-bearing liabilities	12,101	9,559	14,340

Total Liabilities	1,754,248	1,728,645	1,708,083
Shareholders equity	151,356	148,577	131,586
Total liabilities and equity	$1,905,604	$1,877,222	$1,839,669

Net interest-earning assets	$34,848	$44,749	$36,048

Interest-earning assets as a% of interest-bearing liabilities	102.0%	102.6%	102.1%

An excess of interest-earning assets over interest-bearing liabilities enhances a positive interest rate spread.

Net Interest Income

Net interest income is the difference between interest earned on loans, investments and federal funds sold and interest paid for deposits and borrowings. A positive interest rate spread is enhanced when interest-earning assets exceed interest-bearing liabilities, which results in increased net interest income.

Net interest income decreased by $4.3 million or 10.3% from fiscal 2009 to fiscal 2010. The average interest rate spread decreased to 2.06% in fiscal 2010 from 2.29% in fiscal 2009, and the average net interest-earning assets decreased $9.9 million. In fiscal 2009, net interest income increased by $1.7 million or 4.3%. The average interest rate spread increased from 2.24% in fiscal 2008 to 2.29% in fiscal 2009, and average net interest-earning assets increased $8.7 million between the two years.

At June 30, 2010, the weighted average yield on loans, investments and federal funds sold was 4.08%. The average rate payable on liabilities was 1.42% for deposits, 4.85% for borrowings and 1.87% for combined deposits and borrowings.

Provision for Loan Losses

The provision for loan losses is the amount added to the allowance against which loan losses are charged. The provision for loan losses was $7.4 million in fiscal 2010, $6.8 million in fiscal 2009, and $2.3 million in fiscal 2008. The provision increased by $694,000 or 10.3% in fiscal 2010 compared to fiscal 2009. Aggregate allowances were 1.83% of gross loans as of June 30, 2010 compared to 1.60% at June 30, 2009. Management believes the allowance for loan losses is adequate to cover the amount of probable credit losses in the loan portfolio as of June 30, 2010. Parkvale’s nonperforming assets and allowance for loan losses are discussed earlier in this section. In addition, see “Critical Accounting Policies and Judgments — Allowance for Loan Losses.”

Noninterest Income

Total noninterest income decreased by $8.8 million or 49.9% in fiscal 2010 due primarily to an $8.6 million increase in non-cash debt security impairment charges of $39.0 million compared to $30.4 million in fiscal 2009. Fee income derived from deposit accounts decreased $10,000 and other fees and service charges on loan accounts decreased $7,000 or less than 1%. The net gain on sale of securities increased by $126,000 or 5.6% in fiscal 2010. The fiscal 2010 writedowns were attributable to pooled trust preferred and non-agency CMO securities. See Note J of “Notes to the Consolidated Financial Statements” for additional details. Total noninterest income decreased by $26.2 million or 309.4% in fiscal 2009. Fee income derived from deposit accounts decreased $523,000, while other fees and service charges on loan accounts increased $103,000. The net loss on sale and writedown of securities increased by $25.5 million. The fiscal 2009 net loss on writedowns of securities of $28.1 million was partially offset by $186,000 of gains on held for sale mortgage loans.

Other income decreased by $328,000 or 13.4% in fiscal 2010, and decreased $190,000 or 7.2% in fiscal 2009. The income on bank owned life insurance decreased by $2,000 in fiscal 2010 compared to a $24,000 increase in fiscal 2009. Investment service fee income earned by Parkvale Financial Services investment representatives decreased to $892,000 in fiscal 2010 from $921,000 in fiscal 2009 and was $1.0 million fiscal 2008.

Noninterest Expense

Total noninterest expense increased by $1.0 million or 3.4% in fiscal 2010 and by $797,000 or 2.8% in fiscal 2009 over fiscal 2008.

Compensation and employee benefits decreased by $880,000 or 5.5% during fiscal 2010 andby $507,000 or 3.1% during fiscal 2009 over the respective prior periods. Stock compensation expense recognized for stock option grants was $27,000 in fiscal 2010 compared to $89,000 in fiscal 2009. The decrease in compensation expense during fiscal 2010 and fiscal 2009 is due primarily to a reduction in the amount of incentive compensation being accrued. Parkvale is not able to pay or accrue any cash bonuses to its five most highly compensated employees until the Series A Preferred Stock is redeemed, and other benefits have been reduced.

Office occupancy expense decreased by $91,000 or 2.0% in fiscal 2010 and increased by $59,000 or 1.3% in fiscal 2009 over the respective prior periods. The 2010 decrease relates to lower levels of depreciation. The 2009 increase relates to higher utility rates and repair costs to maintain the main office building.

Marketing expenses decreased by $121,000 or 26.2% in fiscal 2010 and by $116,000 or 20.1% in fiscal 2009 over the respective periods.

Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”). FDIC insurance expense was $2.9 million, $1.2 million and $167,000 during fiscal years 2010, 2009 and 2008, respectively. The Bank received a credit of $1.5 million in June 2007 that was utilized throughout fiscal 2009 and fiscal 2008 to offset FDIC premiums by $746,000 and $758,000, respectively. The credit balance was fully utilized by June 30, 2009. As a result of increased FDIC insurance premium rates and full utilization of the credit, FDIC insurance expense increased to $2.9 million for fiscal 2010 compared to $1.2 million during fiscal 2009. On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was not to exceed ten basis points times the institution’s domestic deposit assessment base for the second quarter 2009 risk-based assessment. The FDIC special assessment of $880,000 was expensed at June 30, 2009, accounting for most of the $988,000 increase in expense for fiscal 2009 compared to fiscal 2008. See “Regulation — Regulation of the Bank — Insurance of Accounts” section in Item 1 of this report.

Other expense increased by $386,000 or 7.2% in fiscal 2010 primarily due to higher levels of legal expense related to the collection of past due loans. The amortization expense of core deposit intangibles was $909,000 in fiscal years 2010, 2009 and 2008. Other expense increased by $384,000 or 7.7% in fiscal 2009 compared to fiscal 2008 due to data processing expense related to enhancements to products and services, primarily for image processing of check deposits.

Income Taxes

Federal and state income tax benefit increased by $7.9 million in fiscal 2010 due to an increase in pre-tax loss compared to fiscal year 2009. In fiscal 2009, federal and state tax expense decreased by $7.3 million due to a pre-tax loss in fiscal 2009, offset by an additional valuation allowance on equity security writedowns of $2.4 million. In fiscal 2010, $734,000 of the valuation allowance was reversed due to the subsequent recovery on the sale of preferred stock. This additional benefit resulted in an overall effective tax rate of (39.2%) for fiscal 2010. The effective tax benefit rate in fiscal 2009 is lower at (22.0%) than the federal statutory tax rate due to the reversal of tax benefits from the recording of $2.4 million of tax valuation allowance from equity securities writedowns. In fiscal 2008, the effective tax rate is lower at 26.5% as a result of the tax benefits of certain investments made by the Company and its subsidiaries.

Commitments

At June 30, 2010, Parkvale was committed under various agreements to originate fixed and adjustable-rate mortgage loans aggregating $3.1 million and $838,000, respectively, at rates ranging from 4.344% to 5.217% for fixed rate and 3.729% to 5.00% for adjustable-rate loans, and had $83.5 million of unused consumer lines of credit and $13.4 million in unused commercial lines of credit. Parkvale was committed to fund commercial development loans in process of $3.4 million and residential loans in process of $3.8 million. Parkvale was also committed to originate commercial loans totaling $3.0 million at June 30, 2010. Outstanding letters of credit totaled $7.1 million at June 30, 2010.

Liquidity and Capital Resources

Liquidity risk represents the inability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers, as well as the obligations to depositors and debt holders. Parkvale uses its asset/liability management policy and contingency funding plan to control and manage liquidity risk.

Federal funds sold decreased $14.7 million or 9.8% from June 30, 2009 to June 30, 2010. Investment securities held to maturity decreased $60.6 million or 12.0% due primarily to the reclassification of $59.8 million of non-agency CMO securities to available for sale, interest-earning deposits in other institutions decreased $3.1 million or 79.5%, loans decreased $76.6 million or 6.9% from June 30, 2009 to June 30, 2010, and prepaid expenses and other assets increased $30.0 million or 62.9%. Deposits decreased $23.2 million or 1.5% from June 30, 2009 to June 30, 2010, and advances from the Federal Home Loan Bank decreased $229,000 or 0.1%. Parkvale Bank’s FHLB advance available maximum borrowing capacity was $547.1 million at June 30, 2010. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB borrowing capacity could be utilized to fund a rapid decrease in deposits. During the December 2008 quarter, Parkvale borrowed $25.0 million and issued $31.8 million of preferred stock. See the discussion below.

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

Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. As of June 30, 2010, the Corporation did not meet the terms related to one of the financial covenants contained in the Loan Agreement, which is considered an event of default. This increased the interest rate on the term debt by 2%, which will result in a $125,000 quarterly increase in interest expense.

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

In January 2009, the Corporation entered into interest rate swap contracts to modify the interest rate characteristics of designated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. The Corporation hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three to five years for hedges converting an aggregate of $20.0 million in floating-rate debt to fixed. The fair value of these derivatives, totaling an $819,000 loss at June 30, 2010, is reported as a contra account in other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Ineffectiveness of these swaps, if any, is recognized immediately in earnings. The change in value of these derivatives was ($819,000) for fiscal 2010.

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

In light of the significant loss incurred during the 2009 fiscal year, the Board of Directors reduced the dividend from the rate of $0.22 per common share per quarter to $0.05 per common share per quarter on June 18, 2009. In doing so, the Board of Directors considered various factors, including the possibility of non-performing loans continuing to increase, the possibility of additional impairment charges on investment securities and goodwill, the capital needs of the Bank, the Corporation’s liquidity, and the level of dividends being paid by peer companies. If additional investment securities become other than temporarily impaired or if the Corporation’s goodwill is deemed impaired in a future quarter, impairment charges could have a material adverse effect on Parkvale’s capital and results of operations. The quarterly dividend rate during fiscal 2010 was $.05 per common share.

Shareholders’ equity decreased $31.8 million or 21.1% at June 30, 2010 compared to June 30, 2009. Accumulated other comprehensive (loss) income was ($13.4) million at June 30, 2010. Dividends declared per common share in fiscal 2010 were $1.1 million (equal to $0.20 per common share), representing 6.1% of net loss for the fiscal year ended June 30, 2010. No treasury stock was purchased in fiscal 2010. The book value of Parkvale’s common stock decreased 28.1% to $15.77 per share at June 30, 2010 from $21.92 per share at June 30, 2009, primarily due to the net loss reported in fiscal 2010.

The Bank is a wholly owned subsidiary of PFC. The Bank’s primary regulators are the FDIC and the Pennsylvania Department of Banking. The Office of Thrift Supervision retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. The Bank continues to maintain a “well capitalized” status, reporting a 6.70% Tier 1 capital level as of June 30, 2010 compared to 7.57% Tier 1 capital level at June 30, 2009. Adequate capitalization allows Parkvale to continue building shareholder value through traditionally conservative operations and potentially profitable growth opportunities. Management is not aware of any trends, events, uncertainties or recommendations by any regulatory authority that will have, or that are reasonably likely to have, material adverse effects on Parkvale’s liquidity, capital resources or operations. However, if additional provisions for loan losses or write-downs of investment securities become material in a weak economy, our net income and capital ratios would be adversely affected.

Critical Accounting Policies and Judgments

Parkvale’s consolidated financial statements are prepared based upon the application of certain accounting policies, the most significant of which are described in Note A of the “Notes to Consolidated Financial Statements — Significant Accounting Policies”. Certain policies require numerous estimates and strategic or economic assumptions that may prove to be inaccurate or subject to variations and may significantly affect Parkvale’s reported results and financial position in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on Parkvale’s future financial condition and results of operations.

Allowance for Loan Losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss derived from Parkvale’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that Parkvale will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Parkvale does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Securities — Held to Maturity, Available for Sale and Other Than Temporarily Impaired.  Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, Parkvale’s consolidated statement of operations as of June 30, 2010 reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that Parkvale intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the non-credit loss is recognized in other comprehensive income, net of applicable taxes.

For equity securities, when Parkvale has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. Parkvale recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

Foreclosed Real Estate.  Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of the carrying amount or fair value of the property less cost to sell. After foreclosure, management periodically performs valuations and a valuation allowance is established for declines in the fair value less cost to sell below the property’s carrying amount. Revenues, expenses and changes in the valuation allowance are included in the statement of operations. Gains and losses upon disposition are reflected in earnings as realized. Foreclosed real estate at June 30, 2010 included nine commercial properties aggregating $3.4 million of commercial property and 33 single-family properties aggregating $5.2.

Goodwill and Other Intangible Assets.  At June 30, 2010, Parkvale has $2.9 million of core deposit intangible assets subject to amortization and $25.6 million in goodwill, which is not subject to periodic amortization. Parkvale determined the amount of identifiable intangible assets based upon independent core deposit analyses.

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Parkvale’s goodwill relates to value inherent in the banking business, and the value is dependent upon Parkvale’s ability to provide quality, cost effective services in the face of competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features, and the ease of use of Parkvale’s services. As such, goodwill value is supported ultimately by revenue, which is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could result in a charge and adversely impact earnings in future periods. See Note A of Notes to Consolidated Financial Statements for additional information as of June 30, 2010.

Income Taxes.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recorded on the consolidated balance sheet for future tax consequences that arise from the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Changes in tax rates are recognized in the financial statements during the period they are enacted. When a deferred tax asset or liability, or a change thereto, is recorded on the consolidated balance sheet, deferred tax (benefit) or expense is recorded for GAAP purposes in the income tax (benefit) expense line of the consolidated statement of operations for purposes of determining the current period’s net income. The principal types of differences between assets and liabilities for financial statement and tax return purposes are net operating losses, allowance for loan and lease losses, deferred loan fees, deferred compensation and unrealized gains or losses on investment securities available for sale.

Deferred tax assets are recorded on the consolidated statement of financial condition at net realizable value. An assessment is performed each reporting period to evaluate the amount of deferred tax asset it is more likely than not to realize. Realization of deferred tax assets is dependent upon the amount of taxable income expected in future periods, as tax benefits require taxable income to be realized. If a valuation allowance is required, the deferred tax asset on the consolidated statement of financial condition is reduced via a corresponding income tax expense in the consolidated statement of operations

Impact of Inflation and Changing Prices

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

The information called for by this item is provided in the Market Risk section of “Management’s Discussion and Analysis” of Financial Condition and Results of Operations, which is included in Item 7 of this Report.

Item 8.	Financial Statements and Supplementary Data.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Parkvale Financial Corporation:

We have audited the consolidated statements of financial condition of Parkvale Financial Corporation and subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended June 30, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkvale Financial Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Parkvale Financial Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2010 expressed an unqualified opinion.

ParenteBeard LLC
Pittsburgh, Pennsylvania
September 13, 2010

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2010	2009
	(Dollar amounts in thousands, except share data)

ASSETS
Cash and noninterest-earning deposits	$17,736	$15,381
Federal funds sold	135,773	150,510

Cash and cash equivalents	153,509	165,891
Interest-earning deposits in other banks	801	3,899
Investment securities available for sale at fair value (cost of $65,778 in 2010 and $8,215 in 2009) (Note B)	65,770	9,679
Investment securities held to maturity (fair value of $437,931 in 2010 and $438,745 in 2009) (Note B)	443,452	504,029
Federal Home Loan Bank Stock, at cost (Note A)	14,357	13,826
Loans, net of allowance of $19,209 in 2010 and $17,960 in 2009 (Note C)	1,032,363	1,108,936
Foreclosed real estate, net (Note D)	8,637	5,694
Office properties and equipment, net (Note D)	17,374	18,073
Goodwill (Note A)	25,634	25,634
Intangible assets and deferred charges (Note A)	2,877	3,786
Prepaid expenses and other assets (Note L)	77,606	47,659

Total assets	$1,842,380	$1,907,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits (Note E)	$1,488,073	$1,511,248
Advances from Federal Home Loan Bank (Note F)	185,973	186,202
Other debt (Note F)	13,865	21,261
Term debt (Note F)	23,750	25,000
Advance payments from borrowers for taxes and insurance	7,526	7,359
Other liabilities (Note L)	4,249	5,276

Total liabilities	1,723,436	1,756,346

Shareholders’ Equity (Note G and I)
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	2,734	4,116
Treasury stock at cost — 1,205,683 shares in 2010 and 1,307,199 shares in 2009	(25,193)	(27,314)
Accumulated other comprehensive loss	(13,413)	(10)
Retained earnings	116,319	135,471

Total shareholders’ equity	118,944	150,760

Total liabilities and shareholders’ equity	$1,842,380	$1,907,106

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2010	2009	2008
	(Dollar amounts in thousands, except
	per share data)

Interest Income:
Loans	$56,178	$66,649	$71,602
Investments	19,303	23,147	21,974
Federal funds sold	380	687	4,306

Total interest income	75,861	90,483	97,882

Interest Expense:
Deposits (Note E)	27,460	38,483	46,722
Borrowings	11,055	10,363	10,939
Trust preferred securities	—	—	317

Total interest expense	38,515	48,846	57,978

Net interest income	37,346	41,637	39,904
Provision for loan losses (Note C)	7,448	6,754	2,331

Net interest income after provision for loan losses	29,898	34,883	37,573

Noninterest Income:
Other-than-temporary impairment losses (Note J)	(64,662)	(31,629)	(3,155)
Non-credit related losses recognized in other comprehensive income	25,685	1,266	—

Net impairment losses recognized in earnings	(38,977)	(30,363)	(3,155)
Service charges on deposit accounts	6,448	6,458	6,981
Other service charges and fees	1,506	1,513	1,410
Net gain on sale of assets (Note J)	2,372	2,246	581
Other	2,117	2,445	2,635

Total noninterest income	(26,534)	(17,701)	8,452

Noninterest Expense:
Compensation and employee benefits	15,033	15,913	16,420
Office occupancy	4,508	4,599	4,540
Marketing	340	461	577
FDIC insurance	2,864	1,155	167
Office supplies, telephone and postage	1,911	1,902	1,851
Other	5,776	5,390	5,068

Total noninterest expense	30,432	29,420	28,623

(Loss) income before income tax expense	(27,068)	(12,238)	17,402
Income tax (benefit) expense (Note H)	(10,603)	(2,696)	4,599

Net (loss) income	($16,465)	($9,542)	$12,803
Preferred Stock Dividend	1,588	829	—

(Loss) income to common stockholders	($18,053)	($10,371)	$12,803

Net (loss) income per share:
Basic	($3.30)	($1.90)	$2.33
Diluted	($3.30)	($1.90)	$2.31

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2010	2009	2008
	(Dollar amounts in thousands)

Cash flows from operating activities:
Interest received	$75,279	$88,425	$98,392
Loan fees received	545	672	320
Disbursements of student loans	—	(30)	(1,244)
Proceeds from sales of student loans	—	365	1,004
Other fees and commissions received	8,971	9,313	9,948
Interest paid	(38,706)	(49,073)	(58,346)
Cash paid to suppliers and employees	(38,154)	(28,757)	(22,239)
Income taxes paid	(1,720)	(4,300)	(7,510)

Net cash provided by operating activities	6,215	16,615	20,325
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,381	3,012	2,284
Proceeds from maturities of investments	376,195	178,175	285,875
Purchase of investment securities available for sale	(532)	—	(9,018)
Purchase of investment securities held to maturity	(431,824)	(284,640)	(361,665)
Maturity (purchase) of deposits in other banks	3,098	3,353	(2,449)
Purchase of loans	(6,270)	—	(87,667)
Principal collected on loans	242,077	234,634	307,564
Loan sales	7,527	16,237	—
Loans made to customers, net of loans in process	(177,290)	(167,949)	(190,745)
Capital expenditures, net of proceeds from sales of capital assets	(300)	(316)	(2,693)

Net cash provided by (used in) investing activities	15,062	(17,494)	(58,514)
Cash flows from financing activities:
Net increase in checking and savings accounts	67,900	19,799	22,550
Net (decrease) increase in certificates of deposit	(91,076)	(2,235)	2,132
Repayment of FHLB advances	(25)	(5,024)	(20,024)
Net (decrease) increase in other borrowings	(7,396)	(705)	8,860
Repayment of term debt	(1,250)	—	—
Proceeds from term debt	—	25,000	—
Redemption of trust preferred securities	—	—	(7,200)
Net increase (decrease) in borrowers advances for tax and insurance	167	(396)	89
Proceeds from issuance of preferred stock	—	31,762	—
Dividends paid	(2,682)	(5,427)	(4,861)
Contribution to benefit plans	703	—	864
Payment for treasury stock	—	(717)	(4,949)
Proceeds from exercise of stock options	—	21	172

Net cash used in financing activities	(33,659)	(62,078)	(2,367)

Net (decrease) increase in cash and cash equivalents	(12,382)	61,199	(40,556)
Cash and cash equivalents at beginning of year	165,891	104,692	145,248

Cash and cash equivalents at end of year	$153,509	$165,891	$104,692

Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	($16,465)	($9,542)	$12,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,907	2,004	2,138
Accretion and amortization of fees and discounts	(1,526)	(2,675)	(1,358)
Loan fees collected and deferred	152	105	73
Provision for loan losses	7,448	6,754	2,331
Net loss on sale and writedown of securities	36,605	28,117	2,574
Increase in accrued interest receivable	820	634	1,610
Increase in other assets	(30,780)	(6,997)	(3,439)
Increase (Decrease) in accrued interest payable	37	(34)	(181)
Increase (decrease) in other liabilities	8,017	(1,751)	3,774

Total adjustments	22,680	26,157	7,522

Net cash provided by operating activities	$6,215	$16,615	$20,325

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Stock	(Loss) Income	Earnings	Equity
	(Dollar amounts in thousands)

Balance at July 1, 2007	$—	$6,735	$3,717	$(22,695)	$176	$141,737	$129,670

2008 net income						12,803	12,803

Accumulated other comprehensive income:

Change in unrealized gain (loss) on securities, net of deferred tax expense of $(439)					(763)

Reclassification adjustment, net of taxes of $(939)					(1,635)		(2,398)

Comprehensive income							10,405

Treasury stock purchased				(4,949)			(4,949)

Treasury stock contributed to benefit plans				864			864

Recognition of stock option compensation expense			272				272

Exercise of stock options			37	162			199

Cash dividends declared on common stock at $0.88 per share						(4,830)	(4,830)

Balance at June 30, 2008	$—	$6,735	$4,026	$(26,618)	$(2,222)	$149,710	$131,631

2009 net (loss)						(9,542)	(9,542)

Accumulated other comprehensive income:

Change in swap liability					326

Change in unrealized gain (loss) on securities, net of deferred tax expense of $(1,976)					(3,437)

Reclassification adjustment, net of taxes of $3,060					5,323		2,212

Comprehensive income							(7,330)

Issuance of Preferred Stock	$31,762						31,762

Treasury stock purchased				(717)			(717)

Recognition of stock option compensation expense			90				90

Exercise of stock options			—	21			21

Cash dividends declared on 5% preferred stock						(829)	(829)

Cash dividends declared on common

stock at $0.71 per share						(3,868)	(3,868)

Balance at June 30, 2009	$31,762	$6,735	$4,116	$(27,314)	$(10)	$135,471	$150,760

2010 net (loss)						(16,465)	(16,465)

Change in Swap Liability					(819)

Change in unrealized gain on securities, net of deferred tax expense $6,769					10,660

Reclassification adjustment, net of taxes of $(13,361)					(23,244)		(13,403)

Comprehensive income							(29,868)

Recognition of stock option compensation expense			27				27

Allocation of treasury stock to retirement plans			(1,409)	2,121			712

Cash dividends declared on 5% preferred stock						(1,588)	(1,588)

Cash dividends declared on common

stock at $0.20 per share						(1,099)	(1,099)

Balance at June 30, 2010	$31,762	$6,735	$2,734	($25,193)	($13,413)	$116,319	$118,944

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

Note A — Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Parkvale Financial Corporation (“PFC“or the “Corporation”), its wholly owned subsidiary, Parkvale Savings Bank (the “Bank”) and its wholly owned subsidiaries. PFC and the Bank are collectively referred to as “Parkvale”. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, securities (held to maturity, available for sale and other than temporarily impaired), foreclosed real estate, goodwill and intangible assets and income taxes, including valuation of deferred tax assets.

Reclassification

Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Subsequent Events

The Corporation evaluated and disclosed all material subsequent events that provide evidence about conditions that existed as of June 30, 2010.

Cash and Noninterest-Earning Deposits

The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. The reserve calculation is currently 0% of the first $10,700 of checking deposits, 3% of the next $44,500 of checking deposits

Notes to Consolidated Financial Statements — (Continued)

and 10% of total checking deposits over $55,200. These required reserves, net of allowable credits, amounted to $5,374 at June 30, 2010. Such reserves are generally maintained with vault cash and to a lesser extent balances with the Federal Reserve.

Securities — Held to Maturity, Available for Sale and Other than Temporary Impairment

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in current guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, Parkvale’s consolidated statement of operations as of June 30, 2010 reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that Parkvale intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the non-credit loss is recognized in other comprehensive income, net of applicable taxes.

For equity securities, when Parkvale has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. Parkvale recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.

Federal Home Loan Bank Stock

Parkvale, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. In December 2008, the FHLB declared a moratorium on the redemption of its stock. At its discretion, the FHLB may declare dividends on the stock. However, since 2009 the FHLB suspended its dividend. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

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

Notes to Consolidated Financial Statements — (Continued)

At June 30, 2010 and June 30, 2009, the Bank’s FHLB stock totaled $14,357 and $13,826, respectively. The Bank accounts for the stock based on U.S. GAAP, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

The Bank periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The FHLB exceeds all regulatory capital requirements established by the Federal Housing Finance Agency, the regulator of the FHLB. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:

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

The Bank believes its holdings in the stock are ultimately recoverable at par value at June 30, 2010 and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Bank has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

Loans

Parkvale grants mortgage, commercial and consumer loans to customers. The ability of Parkvale’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the tri-state area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for unearned income, the allowance for loan losses, and any unamortized deferred fees or costs on originated loans, and premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Notes to Consolidated Financial Statements — (Continued)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay and estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss derived from Parkvale’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that Parkvale will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Parkvale does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three years ended June 30:

	2010	2009	2008

Numerator for basic and diluted earnings per share:
Net (loss) income	$(16,465)	$(9,542)	$12,803
Less: Preferred stock dividend	1,588	829	—
Net (loss) income to common shareholders	$(18,053)	$(10,371)	$12,803
Denominator
Weighted average shares for basic earnings per share	5,478,332	5,451,295	5,506,550
Effect of dilutive employee stock options	—	1,058	39,556

Weighted average shares for dilutive earnings per share	5,478,332	5,452,353	5,546,106

Net (loss) income per common share
Basic	$(3.30)	$(1.90)	$2.33
Diluted	$(3.30)	$(1.90)	$2.31

Notes to Consolidated Financial Statements — (Continued)

Office Property and Equipment

Land is carried at cost. Office property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the various classes of assets. Amortization of leasehold improvements is computed using the straight-line method over the useful lives of the leasehold. Land has an indefinite useful life, office buildings and leasehold improvements have a useful life ranging from 5-40 years and the useful life for furniture, fixtures and equipment ranges from 3-10 years. Office property and equipment have been evaluated for impairment in accordance with US GAAP and management has determined that office property and equipment are not impaired at June 30, 2010.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at fair value of the property less cost to sell. After foreclosure, management periodically performs valuations, and a valuation allowance is established for any declines in the fair value less cost to sell below the property’s carrying amount. Revenues, expenses and changes in the valuation allowance are included in the statement of operations. Gains and losses upon disposition are reflected in earnings as realized. Loans transferred to foreclosed real estate, which is a non-cash activity, were $8,858 during fiscal 2010, $8,836 in 2009 and $3,005 in 2008. The foreclosures in the last three years were primarily due to loans on single-family dwellings foreclosed throughout the year.

Stock Compensation Plans

Stock compensation accounting guidance requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. At June 30, 2010, Parkvale’s option shares are vested.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Sholes model is used to estimate the fair value of stock options, while the market price of Parkvale’s common stock at the date of grant is used for restricted stock awards.

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

The repurchase program approved on June 19, 2008 expired on June 30, 2009. During fiscal 2010, Parkvale did not approve a repurchase program.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with a business acquisition accounted for as a purchase, and intangible assets with indefinite lives are not amortized but are reviewed annually, requiring a two-step process, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful

Notes to Consolidated Financial Statements — (Continued)

lives. Parkvale applied the non-amortization provisions to goodwill recorded on December 31, 2004 as a result of the acquisition of Advance Financial Corporation (“AFB” or “Advance”). AFB core deposit intangibles valued at $4,600 at acquisition represented 4.7% of core deposit accounts, and the premium is being amortized over the average life of 8.94 years. Resulting goodwill of $18,100 is not subject to periodic amortization. Core deposit intangible amortization expense for AFB acquired on December 31, 2004 and for Second National Bank of Masontown (“SNB” or “Masontown”) acquired on January 31, 2002 was $517 and $392 in fiscal 2010, respectively. Amortization over the next four years is expected to aggregate $1,767 and $1,110 for AFB and SNB, respectively. Goodwill and amortizing core deposit intangibles are not deductible for federal income tax purposes.

Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $8.38 per share at June 30, 2010, which is below the book value of $15.77 at such date. The difference between the market value and the book value at June 30, 2010 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.

An independent third party was retained for the fiscal year ended June 30, 2010 to assist in determining whether an impairment of goodwill was appropriate. In a report dated July 23, 2010, the third party certified goodwill non-impairment based on the discounted cash flow estimate of fair value, and deal value to book value of equity ratios observed in recent comparable banking sector merger and acquisition transactions. Anecdotal evidence for goodwill non-impairment is also shown in the strong underlying financial foundations of Parkvale’s fair value. The third party reviewed the premiums paid in acquisitions of financial institutions that were announced or completed between October 1, 2007 and July 20, 2010. The third party reviewed the premiums paid in 36 acquisitions in the mid-Atlantic states during such period, as well as 325 acquisitions nationwide during such period. In addition to reviewing the book value multiples of all acquisitions announced or completed during the above period, the third party also reviewed the multiples for those acquisitions announced or completed since June 30, 2008, which were lower than the multiples for the entire period noted above.

Based on their report, management determined that goodwill was not impaired at June 30, 2010. If Parkvale’s stock continues to trade significantly below its book value, if discounted cash flow estimates materially decline, or if the multiples in comparable banking sector mergers and acquisitions decline, then a goodwill impairment charge may become appropriate in a future quarter.

Marketing Costs

Marketing costs are expensed as incurred.

Derivative Financial Instruments

Derivatives are recognized as assets and liabilities on the consolidated statement of financial condition and measured at fair value. For exchange-traded contracts, fair value is based on quoted market prices. For nonexchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

Interest Rate Swap Agreements.  For asset/liability management purposes, Parkvale uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and generally convert a portion of Parkvale’s variable-rate debt to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge).

Notes to Consolidated Financial Statements — (Continued)

The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

For cash flow hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt. For fair value hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the loans adjusts the basis of the loans and is deferred and amortized to loan interest income over the life of the loans. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in noninterest income.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing Parkvale to risk. Those derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value with changes in fair value recorded in income. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled, or classified as a trading activity.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Income Taxes

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. Parkvale determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more-likely-than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than not that some portion or all of a deferred tax asset will not be realized.

Parkvale recognizes interest and penalties on income taxes as a component of income tax expense.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, unrealized losses related to factors other than credit on debt securities, and unrealized gains and losses on cash flow hedges, which are also recognized as separate components of equity.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Standards

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

In April 2010, FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. ASU No. 2010-18 provides that modifications of acquired loans with deteriorated credit quality that are accounted for within a pool do not result in removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled asset restructuring. ASU No. 2010-18 is effective for modifications occurring in the first interim or annual reporting period ending on or after July 15, 2010. The adoption of this standard is not anticipated to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

In July 2010, FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The disclosures will provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses and the reasons for the change in the allowance for credit losses. This requirement is effective for all periods ending on or after December 15, 2010, although certain disclosures will have a deferred effective date. The accounting standards update requires additional disclosure and will have no impact on the Consolidated Financial Statements.

Notes to Consolidated Financial Statements — (Continued)

Note B —	Investment Securities
(Dollar amounts in thousands)

The amortized cost, gross unrecorded gains and losses and fair values for investment securities classified as available for sale or held to maturity at June 30 are as follows:

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
CMOs — Non Agency (Residential)	$59,804	$—	$—	$59,804
Mutual Funds — ARM mortgages	5,500	24	240	5,284
Other common equities (Financial Services)	474	208	—	682

Total equity investments available for sale	65,778	232	240	65,770

Held to maturity:
U.S. Government and agency obligations due:
Within 1 year	10,000	334	—	10,334
Within 5 years	145,084	1,078	6	146,156
Within 10 years	39,164	269	3	39,430
After 10 years	—	—	—	—

Total U.S. Government and agency obligations	194,248	1,681	9	195,920

Municipal obligations:
Within 1 year	7,023	19	—	7,042
Within 5 years	10,719	469	—	11,188
Within 10 years	1,653	42	—	1,695
After 10 years	2,246	174	—	2,420

Total municipal obligations	21,641	704	—	22,345

Individual trust preferred securities — after 10 years	9,322	205	1,550	7,977

Pooled trust preferred securities — after 10 years	24,229	—	7,380	16,849

Corporate debt:
Within 1 year	10,693	161	—	10,854
Within 5 years	16,419	1,079	—	17,498

Total corporate debt	27,112	1,240	—	28,352

Total U.S. Government and agency obligations, municipal obligations, corporate debt and individual and pooled trust preferred securities	276,552	3,830	8,939	271,443

Mortgage-backed securities: (All Residential)
FHLMC	20,549	431	44	20,936
FNMA	31,126	1,052	—	32,178
GNMA	41,569	371	3	41,937
SBA	4	—	—	4
Collateralized mortgage obligations (“CMOs”) — Agency	10,357	273	—	10,630
CMOs — Non Agency	63,295	2,387	4,879	60,803

Total mortgage-backed securities	166,900	4,514	4,926	166,488

Total investments classified as held to maturity	443,452	8,344	13,865	437,931

Total investment portfolio	$509,230	$8,576	$14,105	$503,701

Notes to Consolidated Financial Statements — (Continued)

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
Preferred stocks:
FHLMC Series M Pfd	$20	$29	$—	$49
FHLMC Series S Pfd	30	43	—	73
Bank of America Corp Pfd Series J	2,192	1,488	—	3,680
Mutual Funds — ARM mortgages	5,500	10	208	5,302
Other common equities (Financial Services)	473	161	59	575

Total equity investments available for sale	8,215	1,731	267	9,679

Held to maturity:
U.S. Government and agency obligations due:
Within 5 years	78,509	1,360	127	79,742
Within 10 years	29,658	8	225	29,441
After 10 years	515	21	—	536

Total U.S. Government and agency obligations	108,682	1,389	352	109,719

Municipal obligations:
Within 1 year	2,001	10	—	2,011
Within 5 years	12,809	157	2	12,964
Within 10 years	1,811	41	—	1,852
After 10 years	2,544	78	84	2,538

Total municipal obligations	19,165	286	86	19,365

Individual trust preferred securities — after 10 years	9,354	166	3,033	6,487

Pooled trust preferred securities — after 10 years	68,306	—	33,850	34,456

Corporate debt:
Within 1 year	30,344	256	61	30,539
Within 5 years	27,120	462	273	27,309

Total corporate debt	57,464	718	334	57,848

Total U.S. Government and agency obligations, municipal obligations, corporate debt and individual and pooled trust preferred securities	262,971	2,559	37,655	227,875

Mortgage-backed securities (All Residential):
FHLMC	20,764	107	62	20,809
FNMA	41,459	382	1	41,840
GNMA	1,144	18	—	1,162
SBA	6	—	1	5
Collateralized mortgage obligations (“CMOs”) — Agency	1,540	24	6	1,558
CMOs — Non Agency	176,145	632	31,281	145,496

Total mortgage-backed securities	241,058	1,163	31,351	210,870

Total investments classified as held to maturity	504,029	3,722	69,006	438,745

Total investment portfolio	$512,244	$5,453	$69,273	$448,424

Notes to Consolidated Financial Statements — (Continued)

Investment securities with an estimated fair value of $23,648 and $22,015 were pledged to secure public deposits and other purposes at June 30, 2010 and 2009, respectively. Investment securities with an estimated fair value of $17,769 and $22,858 were pledged to secure commercial investment agreements at June 30, 2010 and 2009, respectively. Mortgage-backed securities and CMOs are not due at a single maturity date; periodic payments are received on the securities based on the payment patterns of the underlying collateral.

The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$29,990	$9	$—	$—	$29,990	$9
Individual trust preferred securities	—	—	5,054	1,550	5,054	1,550
Pooled trust preferred securities	—	—	10,197	7,380	10,197	7,380

Total U.S. Government and agency obligations and individual and pooled trust preferred securities	29,990	9	15,251	8,930	45,241	8,939

Mortgaged-backed securities	5,300	47	—	—	5,300	47
Non agency CMO’s	—	—	18,024	4,879	18,024	4,879
Mutual Funds — ARM mortgages	—	—	5,000	240	5,000	240

Totals	$35,290	$56	$38,275	$14,049	$73,565	$14,105

As of June 30, 2010, securities with unrealized losses of less than 12 months include four investments in U.S. government and agency obligations and two investments in residential mortgage-backed securities.

As of June 30, 2010, securities with unrealized losses of greater than 12 months include five investments in individual trust preferred securities, four investments in pooled trust preferred securities, five investments in non-agency CMOs and one mutual fund investment.

Notes to Consolidated Financial Statements — (Continued)

The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency obligations	$39,454	$352	$—	$—	$39,454	$352
Municipal obligations	5,698	86	—	—	5,698	86
Individual trust preferred securities	400	91	4,147	2,942	4,547	3,033
Pooled trust preferred securities	3,788	2,823	32,344	31,027	36,132	33,850
Corporate debt	10,267	273	2,767	61	13,034	334

Total U.S. Government and agency obligations, municipal obligations, corporate debt and individual and pooled trust preferred securities	59,607	3,625	39,258	34,030	98,865	37,655

Mortgaged-backed securities	14,690	62	153	2	14,843	64
Agency CMO’s	—	—	306	6	306	6
Non agency CMO’s	40,913	5,210	91,151	26,071	132,064	31,281
Mutual Funds — ARM mortgages	—	—	5,000	208	5,000	208
Other common equities	242	59	—	—	242	59

Totals	$115,452	$8,956	$135,868	$60,317	$251,320	$69,273

As of June 30, 2009, securities with unrealized losses of less than 12 months include eight investments in U.S. government and agency obligations and corporations, two investments in municipals, one investment in an individual trust preferred security, two investments in pooled trust preferred securities, four investments in corporate debt, three investments in residential mortgage-backed securities, six investments in non agency CMOs and two investments in common equities.

As of June 30, 2009, securities with unrealized losses of greater than 12 months include five investments in individual trust preferred securities, fifteen investments in pooled trust preferred securities, one investment in corporate debt, seven investments in residential mortgage-backed securities, one investment in agency CMOs, eighteen investments in non-agency CMOs and one mutual fund investment.

The credit quality of non-agency CMO securities rated below investment grade at June 30, 2010 as a result of downgrades by the national rating agencies was evaluated. Based upon recent and future credit deterioration projections and results of the evaluation, the Bank intends to sell fifteen non-agency CMO securities in the near term. These debt securities were reclassified from held to maturity to available for sale at June 30, 2010, and other than temporary impairment charges of $13,100 were recognized in earnings during fiscal 2010 as the difference between the respective investment’s amortized cost basis and fair value at June 30, 2010. The remaining carrying value of the available for sale non-agency CMO securities is $59,804 at June 30, 2010. It is projected that the level of adversely classified investment securities will decrease by over 60% compared to March 31, 2010 upon the sale of the respective non-agency CMO securities along with the non-cash other than temporary impairment charges recognized during the fourth quarter of fiscal 2010 related to the non-agency CMO and pooled trust preferred securities.

During fiscal 2010, certain investments considered to be other than temporarily impaired were written down to fair value with a net charge to earnings of $38,977; see Note J. Other than temporary impairment charges of $14,030 and $24,947 were recognized on non-agency CMO and pooled trust preferred securities respectively. Write-downs were based on the credit performance of individual securities and the issuer’s ability to make its contractual

Notes to Consolidated Financial Statements — (Continued)

principal and interest payments. Of the aggregate impairment charges of $24,947 related to pooled trust preferred securities, a total of $21,322 was recognized during the fourth quarter of fiscal 2010 as a result of management adjusting assumptions related to default probabilities, recoveries and discount factors. The adjustments resulted from credit deterioration of underlying issuers and an increase in the level and duration of payment deferrals experienced during the fourth quarter of fiscal 2010. Based on management’s evaluation of the securities, management determined that the remaining investments in debt and equity securities were not other than temporarily impaired at June 30, 2010. Should credit quality continue to deteriorate, it is possible that additional writedowns may be required. During fiscal 2009, certain investments considered to be other than temporarily impaired were written down to fair value with a net charge to earnings of $30,363; see Note J. Write-downs were based on the credit performance of individual securities and the issuer’s ability to make its contractual principal and interest payments. Based on management’s evaluation of the securities, management determined that the remaining investments in debt and equity securities were not other than temporarily impaired at June 30, 2009.

U.S. government and agency obligations in a continuous unrealized loss position of less than 12 months had an aggregate fair value of $29,990 with unrealized losses of $9 at June 30, 2010. Agency mortgage-backed securities in a continuous unrealized loss position of less than 12 months had an aggregate fair value of $5,300 with unrealized losses of $47 at June 30, 2010. Based on management’s evaluation of these securities, including the respective governmental or agency guaranty, management determined that the investment in these securities was not other than temporarily impaired at June 30, 2010.

The ARM mortgage mutual fund with a fair value of $5,000 and unrealized loss of $240 has been in a continuous unrealized loss position for more than 12 months at June 30, 2010. Based on management’s evaluation of this security, it was determined that the investment is not other than temporarily impaired at June 30, 2010.

A significant portion of the Corporation’s unrealized losses primarily relate to investments in pooled trust preferred securities, which consist of securities issued primarily by banks, with some of the pools including a limited number of insurance companies. Investments in pooled securities are primarily mezzanine tranches, except for two investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches. Unrealized losses on investments in pooled trust preferred securities are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

The Corporation prices its holdings of pooled trust preferred securities using Level 3 inputs. In this regard, currently available information is evaluated in estimating the future cash flows of these securities to determine whether there has been favorable or adverse changes in estimated cash flows from those previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. When evaluating these debt securities, the credit portion and noncredit portion of the impairment is determined. The credit portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment. A discounted cash flow analysis provides the best estimate of credit related portion of the impairment for these securities. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit related impairment exists.

Results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and determination of probability of default of the underlying collateral. The following provides additional information for each of these variables.

•	Estimate of future cash flows — cash flows are constructed on Intex software. Intex is a proprietary software program recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with information from trustee reports, including collateral/hedge agreement/cash flow detail, as it becomes available. A present value analysis is then performed on the modeled cash flows to determine any cash flow shortages to our respective holdings, if any.

Notes to Consolidated Financial Statements — (Continued)

•	Credit analysis — A quarterly credit evaluation is performed for each of the banks comprising the collateral across the various pooled trust preferred securities. The credit evaluation considers all evidence available and includes the nature of the issuer’s business and geographic footprint. The analysis focuses on shareholders’ equity, loan loss reserves, non-performing assets, credit quality ratios and capital adequacy.

•	Probability of default — A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults in the expected cash flows. Each bank in the collateral pool is assigned a probability of default with an emphasis on near term probability. Banks currently defaulted are assigned a 100% probability of loss and banks currently deferring are assumed to default prior to their next payment date. All banks in the pool are assigned a probability of loss ranging from .36% to 100%, with ranges based upon the results of the credit analysis. The probability of loss of .36% is assigned to only the strongest financial institutions. The probability of default is updated quarterly with data provided by trustees and other sources. Recovery rates are projected at 20%.

In addition to the above factors, we calculate the excess subordination levels for each pooled trust preferred security. The results of this excess subordination allows management to identify those pools that are a greater risk for a future break in cash flows so that we can monitor banks in those pools more closely for potential deterioration of credit quality.

The Corporation’s portfolio of trust preferred collateralized debt obligations consists of 16 pooled issues and 8 single issue securities. Two of the pooled issues are senior tranches and the remaining 14 are mezzanine tranches. At June 30, 2010, the 16 pooled trust preferred securities have an amortized cost basis of $24,229 and an estimated fair value of $16,849, while the single-issuer trust preferred securities have an amortized cost basis of $9,322 and an estimated fair value of $7,977. Because Parkvale does not have the intent to sell these investments prior to recovery and it is more likely than not that Parkvale will not have to sell these securities prior to recovery, Parkvale does not consider the remaining value of these assets to be other than temporarily impaired at June 30, 2010.

Notes to Consolidated Financial Statements — (Continued)

The following table provides information relating to the Corporation’s trust preferred securities as of June 30, 2010.

										Expected	Excess
										Defaults	Subordination
						Lowest		Actual	Actual	(% of	(as a % of
	Note	Par	Book	Fair	Unrealized	Credit	# of	Default%	Deferral%	performing	performing
Deal	Class	Value	Value	Value	Gain (Loss)	Ratings	Issuers	(1)	(1)(2)	collateral)(3)	collateral)(4)
	(Dollar amounts in thousands)

Pooled Investments
P1	C1	5,000	350	350	0	C	81	19.4%	14.5%	12.3%	0.0%
P2	A2A	5,000	4,590	2,350	(2,240)	CCC-	76	15.9%	13.4%	17.2%	15.3%
P3	C1	4,592	1,010	1,010	0	C	85	9.5%	9.1%	15.0%	0.0%
P4	C1	5,058	404	404	0	C	72	11.1%	13.0%	16.2%	0.0%
P5	C1	5,023	151	151	0	C	93	12.7%	17.2%	15.5%	0.0%
P6	C1	3,075	31	31	0	C	68	19.1%	14.0%	15.9%	0.0%
P8	C	3,219	129	129	0	C	56	11.7%	17.8%	12.8%	0.0%
P9	B	2,008	181	181	0	Ca	54	10.0%	27.1%	14.6%	0.0%
P10	B1	5,000	4,863	3,700	(1,163)	B-	25	0.0%	5.8%	16.7%	9.6%
P11	Mezz	1,500	555	555	0	C	29	18.0%	20.9%	10.0%	0.0%
P12	B2	1,003	291	291	0	C	51	14.4%	14.8%	13.5%	0.0%
P13	B	3,909	3,759	469	(3,290)	C	71	14.3%	13.1%	13.1%	0.0%
P14	A1	4,715	4,365	3,678	(687)	BB	79	17.0%	14.5%	12.0%	30.0%
P15	B	5,000	1,700	1,700	0	C	34	24.0%	9.3%	19.5%	0.0%
P16	C1	5,000	1,100	1,100	0	C	47	16.2%	6.7%	10.8%	0.0%
P17	C1	5,000	750	750	0	C	43	18.2%	9.6%	12.9%	0.0%
Subtotal	16	64,102	24,229	16,849	(7,380)
Single Issuer Investments
S1	N/A	1,000	927	663	(264)	BB	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,968	1,321	(647)	BB	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,771	2,331	(440)	BBB+	1	0.0%	0.0%	0.0%
S4	N/A	500	445	284	(161)	B	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,005	1,135	130	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	713	742	29	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	493	455	(38)	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	1,046	46	BB+	1	0.0%	0.0%	0.0%
Subtotal	8	9,729	9,322	7,977	(1,345)
Grand total of Trust Preferred holdings		73,831	33,551	24,826	(8,725)

The above listings do not include 7 trust preferred investments written off in previous quarters.

Notes:

(1)	As a percentage of the total collateral.

(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.

(3)	Expected defaults are determined by an analysis of each security.

(4)	Excess subordination measures the performing collateral coverage of the outstanding liabilities (as a% of performing collateral).

Notes to Consolidated Financial Statements — (Continued)

Non-agency CMOs:

The entire CMO portfolio is backed by “prime” residential mortgage loans and generally includes loans in excess of GSE conforming loan amounts at the date of origination. While there are no sub-prime, option ARMs or home equity loans in any of the CMO pools, approximately 64% of the loans supporting the obligations contained an interest only feature at origination. All pools held by the Bank were rated AAA when purchased and have additional collateral provided by support tranches. The non-agency CMO securities of $123,099 at June 30, 2010 are supported by underlying collateral that was originated as follows:

Year originated	Book Value	Fair Value

2003	$29,316	$31,043
2004	36,775	34,902
2005	43,898	44,047
2006	2,090	2,090
2007	6,885	4,366
2008	4,135	4,159

	$123,099	$120,607

The non-agency CMO portfolio at June 30, 2010 contains investments that were all rated AAA at the time of purchase. The amortized cost and fair value by the most recent investment rating at June 30, 2010 is as follows:

	Book Value	Fair Value

AAA/Aaa by Moody’s, S&P, or Fitch	$28,439	$29,620
AA/Aa by Moody’s or S&P	6,973	7,260
A by Moody’s	9,473	8,190
BBB/Baa by Moody’s	11,526	11,283
BB/Ba by Moody’s or S&P	12,928	13,014
B by Moody’s or S&P	20,252	17,732
CCC/Caa by Moody’s, S&P, or Fitch	29,085	29,085
CC/Ca by Moody’s, S&P or Fitch	4,423	4,423

	$123,099	$120,607

Securities with a remaining carrying value as of June 30, 2010 that have incurred OTTI charges are summarized as follows:

	Unadjusted	OTTI	OTTI	6/30/10	6/30/10
	Carrying	Charge to	Charge to	Carrying	Fair
Security	Value	Earnings	OCI	Value	Value

Non Agency CMO	$69,744	$15,083	$—	$54,661	$54,661
Pooled trust preferred security	44,227	17,707	19,868	6,652	6,652

The following chart shows the balance of other comprehensive income charges related to fair value:

	Trust Preferred	Non Agency
	Securities	CMO

Balance at June 30, 2009	$552	$714
Total losses — realized/unrealized	37,358	5,350
Included as a charge to earnings	(18,042)	(6,064)

Balance at June 30, 2010	$19,868	$—

Notes to Consolidated Financial Statements — (Continued)

The following table displays the cumulative credit component of OTTI recognized in earnings on debt securities held for the year ended June 30, 2010:

	Trust Preferred	Non Agency
	Securities	CMO

Balance, beginning of the year	$180	$1,052
Addition for the credit component on debt securities in which OTTI was not previously recognized	17,707	814
Reduction for securities for which amount previously recognized in other comprehensive income was recognized in earnings due to intent to sell	—	(1,866)
Reduction for securities written-off	(180)	—

Balance, end of the year	$17,707	$—

The amount of securities with OTTI charges to earnings are as follows:

Recorded in September 2009	$2,761	$—
Recorded in December 2009	648	134
Recorded in March 2010	216	828
Recorded in June 2010	21,322	13,068

	$24,947	$14,030

The above OTTI charge to earnings amounts are categorized as of June 30, 2010 as follows:

Writeoffs no longer reflected as investments	$7,458	$—
Charged to earnings:
Level III — Pooled TPS	17,489	—
Level III — Non Agency CMO	—	14,030

Notes to Consolidated Financial Statements — (Continued)

Note C —	Loans
(Dollar amounts in thousands)

Loans at June 30 are summarized as follows:

	2010	2009	2008

Mortgage loans:
Residential:
1-4 Family	$660,685	$726,586	$828,516
Multifamily	32,104	34,216	29,737
Commercial	117,054	114,827	113,622
Other	10,833	14,806	17,497

	820,676	890,435	989,372
Consumer loans	184,207	185,818	176,948
Commercial business loans	40,445	44,602	43,643
Loans on savings accounts	5,427	5,031	6,147

Gross loans	1,050,755	1,125,886	1,216,110
Less:
Loans in process	135	60	236
Allowance for loan losses	19,209	17,960	15,249
Unamortized discount (premium) and deferred loan fees	(952)	(1,070)	(1,040)

	$1,032,363	$1,108,936	$1,201,665

The following summary sets forth the activity in the allowance for loan losses for the years ended June 30:

	2010	2009	2008

Beginning balance	$17,960	$15,249	$14,189
Provision for loan losses	7,448	6,754	2,331
Loans recovered:
Commercial loans	3	4	18
Consumer loans	46	31	54
Mortgage loans	1	—	241

Total recoveries	50	35	313

Loans charged off:
Commercial loans	(752)	(344)	(372)
Consumer loans	(542)	(324)	(453)
Mortgage loans	(4,955)	(3,410)	(759)

Total charge-offs	(6,249)	(4,078)	(1,584)

Net recoveries (charge-offs)	(6,199)	(4,043)	(1,271)

Ending balance	$19,209	$17,960	$15,249

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the allowance for loan loss allocation for the years ended June 30:

	2010	2009	2008

Residential mortgages	$9,659	$6,336	$3,893
Commercial mortgages	3,789	4,523	4,739
Consumer loans	3,128	3,517	3,797
Commercial loans	2,633	3,584	2,820

Total allowance for loan losses	$19,209	$17,960	$15,249

The loan portfolio is reviewed on a periodic basis to ensure Parkvale’s allowance for loan losses is adequate to absorb potential losses due to inherent risk in the portfolio.

At June 30, 2010, Parkvale was committed under various agreements to originate fixed and adjustable rate mortgage loans aggregating $3,069 and $838, respectively, at rates ranging from 4.344% to 5.217% for fixed rate and 3.729% to 5.00% for adjustable rate loans, and had $83,542 of unused consumer lines of credit and $13,442 in unused commercial lines of credit. Parkvale was also committed to originate commercial loans totaling $2,975 at June 30, 2010. Parkvale was committed to fund commercial development loans in process of $3,391 and residential loans in process of $3,764. Outstanding letters of credit totaled $7,064. Substantially all commitments are expected to expire within a year.

At June 30, Parkvale serviced loans for others as follows: 2010 — $62,484, 2009 — $62,060 and 2008 — $53,086.

At June 30, 2010, Parkvale’s loan portfolio consisted primarily of residential real estate loans collateralized by single and multifamily residences, nonresidential real estate loans secured by industrial and retail properties and consumer loans including lines of credit.

Parkvale has geographically diversified its mortgage loan portfolio, having loans outstanding in 47 states and the District of Columbia. Parkvale’s highest concentrations are in the following states/areas along with their respective share of the outstanding mortgage loan balance: Pennsylvania -43.7%; Ohio -14.2%; and West Virginia -6.1%. The ability of debtors to honor these contracts depends largely on economic conditions affecting the Pittsburgh, Columbus and Steubenville, Ohio metropolitan areas, with repayment risk dependent on the cash flow of the individual debtors. Substantially all mortgage loans are secured by real property with a loan amount of generally no more than 80% of the appraised value at the time of origination. Mortgage loans in excess of 80% of appraised value generally require private mortgage insurance.

The recorded balance of impaired loans was $9,687 with a related allowance for loan losses of $5,195 at June 30, 2010 compared to impaired loans of $7,440 with a related allowance for loan losses of $2,567 at June 30, 2009. The recorded balance of impaired loans without a related allowance for loan losses was $21,041 at June 30, 2010 and $15,345 at June 30, 2009. The average recorded balance of impaired loans was $27,159 and $17,380 during fiscal 2010 and 2009 respectively. The amount of interest income that has not been recognized on nonaccrual and impaired loans was $1,211 for fiscal 2010, $825 for fiscal 2009 and $426 for fiscal 2008.

Notes to Consolidated Financial Statements — (Continued)

Note D —	Office Properties and Equipment and Foreclosed Real Estate
(Dollar amounts in thousands)

Office properties and equipment at June 30 are summarized by major classification as follows:

	2010	2009	2008

Land	$4,708	$4,708	$4,708
Office buildings and leasehold improvements	17,902	17,863	17,779
Furniture, fixtures and equipment	13,495	13,234	13,026

	36,105	35,805	35,513
Less accumulated depreciation and amortization	18,731	17,732	16,662

Office properties and equipment, net	$17,374	$18,073	$18,851

Depreciation expense for the year	$998	$1,095	$1,229

A summary of foreclosed real estate at June 30 is as follows:

	2010	2009	2008

Real estate acquired through foreclosure	$9,426	$6,470	$3,536
Allowance for losses	(789)	(776)	(257)

	$8,637	$5,694	$3,279

Changes in the allowance for losses on foreclosed real estate for the years ended June 30 were as follows:

	2010	2009	2008

Beginning balance	$776	$257	$113
Provision for losses	745	989	279
Less charges to allowance	(732)	(470)	(135)

Ending Balance	$789	$776	$257

Note E —	Savings Deposits
(Dollar amounts in thousands)

The following schedule sets forth interest expense for the years ended June 30 by type of deposit:

	2010	2009	2008

Checking and money market accounts	$1,877	$3,130	$4,644
Passbook and statement savings accounts	877	1,280	1,569
Certificates	24,706	34,073	40,509

	$27,460	$38,483	$46,722

Notes to Consolidated Financial Statements — (Continued)

A summary of savings deposits at June 30 is as follows:

	2010		2009
	Amount	%	Amount	%

Transaction accounts:
Checking and money market accounts	$384,654	25.8	$342,596	22.7
Checking accounts — noninterest-bearing	80,961	5.4	75,615	5.0
Passbook and statement savings accounts	224,266	15.1	203,756	13.5

	689,881	46.3	621,967	41.2
Certificates of deposit	791,409	53.2	878,433	58.1

	1,481,290	99.5	1,500,400	99.3
Accrued Interest	6,783	0.5	10,848	0.7

	$1,488,073	100.0	$1,511,248	100.0

The aggregate amount of time deposits over $100 was $202,483 and $218,527 at June 30, 2010 and 2009, respectively.

At June 30, the scheduled maturities of certificate accounts were as follows:

Maturity Period	2010	2009

1-12 months	$404,199	$575,408
13-24 months	157,341	113,058
25-36 months	131,171	83,987
37-48 months	22,036	51,827
49-60 months	41,952	14,694
Thereafter	34,710	39,459

	$791,409	$878,433

Note F —	Advances from Federal Home Loan Bank and Other Debt
(Dollar amounts in thousands)

The advances from the FHLB at June 30 consisted of the following:

	2010		2009
	Balance	Interest Rate	Balance	Interest Rate

Due within one year	$35,097	4.12-6.05%	$—	—%
Due within five years	80,305	3.00-6.75%	85,628	3.00-6.05%
Due within ten years	70,571	4.32-6.27%	100,574	4.32-6.75%

	$185,973		$186,202
Weighted average interest rate at end of period		4.90%		4.86%

Included in the $185,973 are advances of $85,500 of convertible select advances. These advances may reset to the three-month London Interbank Offered Rate (LIBOR) Index and have various spreads and call dates. The FHLB has the right to call any convertible select advance on its call date or quarterly thereafter. Should such advances be called, Parkvale has the right to pay off the advance without penalty. The FHLB advances are secured by Parkvale’s FHLB stock and investment securities and are subject to substantial prepayment penalties.

On December 30, 2008, PFC entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25,000 (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three

Notes to Consolidated Financial Statements — (Continued)

hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625, commenced on March 31, 2010, with the remaining outstanding balance, which is expected to be $15,625, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. As of June 30, 2010, the Corporation did not meet the terms related to one of the financial covenants contained in the Loan Agreement, which is considered an event of default. This increased the interest rate on the term debt by 2%, which will result in a $125,000 quarterly increase in interest expense.

On January 7, 2009, the Corporation entered into swap arrangements with PNC to convert portions of the LIBOR floating interest rates to fixed interest rates for three and five years. Under the swap agreements, $5,000 matures on December 31, 2011 at a rate of 4.92% and an additional $15,000 matures on December 31, 2013 at a rate of 5.41%.

Additionally, other debt consists of recourse loans, repurchase agreements and commercial investment agreements with certain commercial checking account customers. These daily borrowings had balances of $13,865 and $21,261 at June 30, 2010 and 2009, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized Parkvale Savings Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements — (Continued)

The Bank’s actual regulatory capital amounts and ratios compared to minimum levels are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2010:
Total Capital to Risk Weighted Assets	$139,305	11.30%	$98,661	8.00%	$123,327	10.00%
Tier I Capital to Risk Weighted Assets	125,291	10.16%	49,331	4.00%	73,996	6.00%
Tier I Capital to Average Assets	125,291	6.70%	74,780	4.00%	93,475	5.00%
As of June 30, 2009:
Total Capital to Risk Weighted Assets	$158,880	11.41%	$111,352	8.00%	$139,190	10.00%
Tier I Capital to Risk Weighted Assets	142,872	10.26%	55,676	4.00%	83,514	6.00%
Tier I Capital to Average Assets	142,872	7.57%	75,506	4.00%	94,383	5.00%

Note H —	Income Taxes
(Dollar amounts in thousands)

Income tax expense (credits) for the years ended June 30 are comprised of:

	2010	2009	2008

Federal:
Current	($7,892)	$4,433	$6,355
Deferred	(2,713)	(7,129)	(1,779)
State	2	—	23

Total income tax (benefit) expense	($10,603)	($2,696)	$4,599

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Parkvale’s deferred tax assets and liabilities at June 30 are as follows:

	2010	2009	2008

Deferred tax assets:
Book bad debt reserves	$4,871	$5,354	$5,138
Deferred compensation	422	408	361
Interest on deposits	213	807	1,180
Net operating loss carryforward	5,570	—	1,277
Other tax credit carryforward	2,796	—	—
Asset writedowns	20,339	10,607	1,194
Other	80	357	457

Total deferred tax assets	34,291	17,533	9,607

Deferred tax liabilities:
Purchase accounting adjustments	138	279	354
Fixed assets	142	105	99
Other, net	49	49	49
Deferred loan costs and premiums, net of fees	(33)	19	57
Unrealized gains on securities available for sale	(1)	535	—

Total deferred tax liabilities	295	987	559
Valuation allowances on equity security writedowns	(1,632)	(2,366)	—

Net deferred tax assets	$32,364	$14,180	$9,048

The net deferred tax asset of $32,364 as of June 30, 2010 includes $5,570 of net operating loss carryforward that is available for a two- year carryback and a twenty-year carryforward period. This net operating loss carryforward will begin to expire after December 31, 2029. The $2,796 of other tax credit carryforward has an indefinite life. The valuation allowances recorded at June 30, 2010 and June 30, 2009 were related to writedowns on equity securities that are unlikely to be tax deductible or predicted to offset future capital gain income. The valuation allowance decreased by $734 in fiscal 2010 due to the subsequent recovery on the sale of preferred stock.

Parkvale’s effective tax rate differs from the expected federal income tax rate for the years ended June 30 as follows:

	2010		2009		2008

Expected federal statutory income Tax provision(benefit)/rate	($9,474)	(35.0%)	($4,283)	(35.0%)	$6,091	35.0%
Tax-exempt interest	(222)	(0.8%)	(224)	(1.8%)	(229)	(1.3%)
Cash surrender value of life insurance	(383)	(1.4%)	(386)	(3.1%)	(377)	(2.2%)
Dividends paid to ESOP participants	(50)	(0.2%)	(184)	(1.5%)	(175)	(1.0%)
State income taxes, net of federal benefit	—	0.0%	—	0.0%	15	0.1%
Valuation allowances on equity securities	(734)	(2.7%)	2,366	19.3%	—	0.0%
Other	260	0.9%	13	0.1%	(726)	(4.1%)

Effective total income tax (benefit) provision	($10,603)	(39.2%)	($2,696)	(22.0%)	$4,599	26.5%

The Bank is subject to the Pennsylvania Mutual Thrift Institutions Tax, which is calculated at 11.5% of Pennsylvania earnings based on accounting principles generally accepted in the United States with certain adjustments.

Notes to Consolidated Financial Statements — (Continued)

The Corporation had no material unrecognized tax benefits or accrued interest or penalties at June 30, 2010. If applicable, interest and penalties will be recorded as a component of noninterest expense. The Corporation is subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require application of significant judgment. With few exceptions, the Company is no longer subject to U.S. federal, state and local tax examinations by tax authorities for the years before 2006.

Note I —	Employee Compensation Plans
(Dollar amounts in thousands)

Retirement Plan

Parkvale provides eligible employees participation in a 401(k) defined contribution plan. Benefit expense was $257, $450 and $429 in fiscal years 2010, 2009 and 2008, respectively, which represented a 50% company match on employees’ salary deferrals, up to a maximum of 6% of the employees’ salary and for fiscal years 2009 and 2008, a profit sharing contribution equal to 2% of eligible compensation.

Employee Stock Ownership Plan

Parkvale also provides an Employee Stock Ownership Plan (“ESOP”) to all employees who have met minimum service and age requirements. Parkvale recognized expense of $584 in fiscal 2010, $560 in fiscal 2009 and $675 in fiscal 2008 for ESOP contributions, which were used to allocate additional shares of Parkvale’s Common Stock to the ESOP. Annual discretionary share awards are made on a calendar year basis with expense recognition accrued ratably throughout the year based on expected awards. At June 30, 2010, the ESOP owned 728,605 shares of Parkvale Common Stock, which are outstanding shares for EPS purposes. Cash dividends are paid quarterly to the ESOP for either dividend re-investment or distribution to vested participants at their election.

Stock Option Plans

Parkvale has Stock Option Plans for the benefit of directors, officers and other selected key employees of Parkvale who are deemed to be responsible for the future growth of Parkvale. Under the plans initiated in 1987 and 1993, there will be no further awards.

In October 2004, the 2004 Stock Incentive Plan (the “Incentive Plan”) was approved by the shareholders with an aggregate of 267,000 shares of authorized but unissued shares reserved for future grants. As of June 30, 2010, stock options for 174,500 shares have been granted and are exercisable. Parkvale measures compensation costs for all share-based payments at fair value. Stock option pre-tax compensation expense of $27, $90 and $272 has been recognized for fiscal 2010, 2009 and 2008, respectively in the Statement of Operations.

The following table presents option share data related to the stock option plans for the years indicated.

Exercise Price Per Share	$8.49	$12.97	$15.00	$16.32 to $23.20	$21.10#	$22.995	$25.71	ˆ	$26.79	*	$27.684	$31.80	Total

Share balances at:
June 30, 2007	—	—	—	69,599	42,000	110,500	28,000		—		10,000	12,000	272,099

Granted									95,500				95,500
Forfeited				(3,586)		(1,000)							(4,586)
Exercised				(16,373)	(5,000)	(750)							(22,123)

June 30, 2008	—	—	—	49,640	37,000	108,750	28,000		95,500		10,000	12,000	340,890

Granted		23,000	12,000										35,000
Forfeited				(48,640)	(6,000)	(1,000)			(3,000)				(58,640)
Exercised				(1,000)									(1,000)

June 30, 2009	—	23,000	12,000	—	31,000	107,750	28,000		92,500		10,000	12,000	316,250

Granted	12,000												12,000
Forfeited					(16,000)								(16,000)

June 30, 2010	12,000	23,000	12,000	—	15,000	107,750	28,000		92,500		10,000	12,000	312,250

Notes to Consolidated Financial Statements — (Continued)

*	Represents the average exercise price of awards made in October 2007 and December 2007.

#	Represents the average remaining exercise price of awards made in fiscal 1999 through fiscal 2002.

ˆ	Represents the average remaining exercise price of Director awards made in fiscal 2003 through fiscal 2005.

Black-Scholes option pricing model assumptions are as follows:

	2010	2009	2008

Weighted average grant date fair value per option	$2.26	$2.55	$2.76
Risk-free rate	2.86%	1.17%	3.82%
Dividend yield	2.36%	2.60%	3.28%
Volatility factor	0.28	0.38	0.21
Expected Life in years	8	8	7

Note J —	Net Gain (Loss) on Sale and (Writedown) of Assets
(Dollar amounts in thousands)

The following chart summarizes the gains, losses and writedowns by fiscal year ended June 30:

	2010	2009	2008

Loans held for sale	$—	$186	$—
Available for sale securities gains/recoveries	2,372	2,060	581
(Writedown) of securities:
Trust preferred securities	(45,068)	(18,060)	—
Bank of America preferred stocks	—	(6,269)	—
Freddie Mac preferred stocks	—	(2,772)	(1,441)
Common equities	—	(1,401)	(1,714)
Corporate debt	—	(1,361)	—
Non-agency CMO	(19,594)	(1,766)	—

Subtotal of writedowns and losses	(64,662)	(31,629)	(3,155)
Non-credit related losses on securities recognized in other comprehensive income	25,685	1,266	—

Net loss on sale and writedown of assets	$(36,605)	$(28,117)	$(2,574)

Note K —	Leases
(Dollar amounts in thousands)

Parkvale’s rent expense for leased real properties amounted to approximately $1,319 in 2010, $1,327 in 2009 and $1,308 in 2008. At June 30, 2010, Parkvale was obligated under 24 noncancellable operating leases, which expire through 2041. The minimum rental commitments for the fiscal years subsequent to June 30, 2010 are as follows: 2011 — $1,104, 2012 — $783, 2013 — $713, 2014 — $532, 2015 — $319 and later years — $2,317.

Notes to Consolidated Financial Statements — (Continued)

Note L —	Selected Balance Sheet Information
(Dollar amounts in thousands)

Selected balance sheet data at June 30 is summarized as follows:

Prepaid Expenses and Other Assets:	2010	2009	Other Liabilities:	2010	2009

Accrued interest on loans	$4,936	$4,989	Accounts payable and accrued expenses	$1,976	$2,130
Reserve for uncollected interest	(1,211)	(825)	Other liabilities	891	1,761
Bank Owned Life Insurance	25,288	24,188	Dividends payable	479	474
Accrued interest on investments	2,473	2,853	Accrued interest on debt	902	865
Prepaid FDIC Insurance	12,002	568
Other prepaids	1,754	1,706	Federal and state income taxes payable	1	46
Net deferred tax asset	32,364	14,180

Total prepaid expenses and other assets	$77,606	$47,659	Total other liabilities	$4,249	$5,276

Note M —	Quarterly Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

					Year
	Three Months Ended				Ended
	Sep. 09	Dec. 09	Mar. 10	June 10	June 10

Total interest income	$20,022	$19,300	$18,632	$17,907	$75,861
Total interest expense	10,704	10,210	9,218	8,383	38,515

Net interest income	9,318	9,090	9,414	9,524	37,346
Provision for loan losses	2,289	1,398	1,164	2,597	7,448

Net interest income after provision for losses	7,029	7,692	8,250	6,927	29,898
Net impairment losses recognized in earnings	(2,761)	(782)	(1,044)	(34,390)	(38,977)
Noninterest income	3,664	3,588	2,551	2,640	12,443
Noninterest expense	7,592	7,314	7,867	7,659	30,432

Income (loss) before income taxes	340	3,184	1,890	(32,482)	(27,068)
Income tax expense (benefit)	(515)	759	472	(11,319)	(10,603)

Net income (loss)	$855	$2,425	$1,418	($21,163)	($16,465)

Preferred Stock Dividend	397	397	397	397	1,588
Income (loss) to common shareholders	$458	$2,028	$1,021	($21,560)	($18,053)

Net income (loss) per common share:
Basic	$0.08	$0.38	$0.18	($3.94)	($3.30)
Diluted	$0.08	$0.38	$0.18	($3.94)	($3.30)

Notes to Consolidated Financial Statements — (Continued)

					Year
	Three Months Ended				Ended
	Sep. 08	Dec. 08	Mar. 09	June 09	June 09

Total interest income	$23,820	$23,135	$22,028	$21,500	$90,483
Total interest expense	12,923	12,513	12,068	11,342	48,846

Net interest income	10,897	10,622	9,960	10,158	41,637
Provision for loan losses	1,027	2,129	1,826	1,772	6,754

Net interest income after provision for losses	9,870	8,493	8,134	8,386	34,883
Net impairment losses recognized in earnings	(3,940)	(1,060)	(20,909)	(4,454)	(30,363)
Noninterest income	2,758	2,613	2,714	4,577	12,662
Noninterest expense	7,096	7,151	7,246	7,927	29,420

Income (loss) before income taxes	1,592	2,895	(17,307)	582	(12,238)
Income tax expense	487	830	(3,237)	(776)	(2,696)

Net income (loss)	$1,105	$2,065	($14,070)	$1,358	($9,542)

Preferred Stock Dividend	0	35	397	397	829
Income (loss) to common shareholders	$1,105	$2,030	($14,467)	$961	($10,371)

Net income (loss) per common share:
Basic	$0.20	$0.37	($2.65)	$0.18	($1.90)
Diluted	$0.20	$0.37	($2.65)	$0.18	($1.90)

Note N —	Parent Company Condensed Financial Statements
(Dollar amounts in thousands)

The condensed balance sheets and statements of income and cash flows for Parkvale Financial Corporation as of June 30, 2010 and 2009 and the years then ended are presented below. PFC’s primary subsidiary is Parkvale Savings Bank (“PSB”).

Statements of Financial Condition	2010	2009

Assets:
Investment in PSB	$140,889	$172,292
Cash	1,750	2,790
Other equity investments	680	574
Other assets	343	433
Deferred taxes	157	220

Total assets	$143,819	$176,309

Liabilities and Shareholders’ Equity:
Accounts payable	$645	$75
Term debt	23,750	25,000
Dividends payable	480	474
Shareholders’ equity	118,944	150,760

Total liabilities and shareholders’ equity	$143,819	$176,309

Notes to Consolidated Financial Statements — (Continued)

Statements of Operations	2010	2009	2008

Dividends from PSB	$3,400	$1,950	$17,050
(Loss) gain on sale of assets	—	(1,376)	(1,714)
Other income	162	200	360
Operating expenses	(1,274)	(1,002)	5

Income before equity in undistributed earnings of subsidiary	2,288	(228)	15,701
Equity in undistributed income (loss) of PSB	(18,753)	(9,314)	(2,898)

Net income (loss)	$(16,465)	$(9,542)	$12,803

	Year Ended June 30,
Statements of Cash Flows	2010	2009	2008

Cash flows from operating activities:
Management fee income received	$144	$144	$144
Dividends received	3,400	1,950	17,050
Taxes received from PSB	425	276	182
Payment of trust preferred securities	—	—	(7,200)
Cash paid to suppliers	(1,779)	(797)	(352)

Net cash provided by operating activities	2,190	1,573	9,824

Cash flows from investing activities:
(Repayment) proceeds of term debt	(1,250)	25,000	—
Proceeds of TARP CPP	—	31,762	—
Additional Investment in PSB	—	(50,000)	—
Proceeds from available for sale security sales	—	368	111
Purchases of available for sale securities	—	—	(1,168)

Net cash (used in) provided by investing activities	(1,250)	7,130	(1,057)

Cash flows from financing activities:
Payment for treasury stock	—	(717)	(4,949)
Allocation of treasury stock to benefit plans	703	—	838
Dividends paid to stockholders	(2,683)	(5,426)	(4,860)
Stock options exercised	—	21	172

Net cash used in financing activities	(1,980)	(6,122)	(8,799)

Net increase (decrease) in cash and cash equivalents	(1,040)	2,581	(32)
Cash and cash equivalents at beginning of year	2,790	209	241

Cash and cash equivalents at end of year	$1,750	$2,790	$209

Net (loss) income	($16,465)	($9,542)	$12,803
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) income of PSB	18,753	9,314	2,898
Taxes received from PSB	425	276	182
Decrease of trust preferred securities	—	—	(7,200)
(Increase) in other assets	90	1,482	793
Decrease (increase) in accrued expenses	(613)	43	348

Net cash (used in) provided by operating activities	$2,190	$1,573	$9,824

Notes to Consolidated Financial Statements — (Continued)

Note O —	Fair Value of Financial Instruments
(Dollar amounts in thousands)

US GAAP requires a hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. This hierarchy requires the use of observable market data when available. The three broad levels of hierarchy are as follows:

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale security portfolio are measured at fair value using quoted market prices and classified within Level I of the valuation hierarchy. OTTI held to maturity investments without quoted market prices are classified within Level III of the valuation hierarchy. Interest rate swaps are fair valued using other similar financial instruments and are classified as Level II.

	Level I	Level II	Level III	Total

Financial Instruments — Measured on a recurring basis
Assets:
Available for sale securities — Non-agency CMOs	$—	$59,804	—	$59,804
Available for sale securities — Common equities	682	—	—	682
Available for sale securities — Mutual fund	—	5,284	—	5,284
Interest rate swaps	—	494	—	494

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2010. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level III inputs. Trust preferred securities and impaired loans are measured using Level III valuation hierarchy. The estimated fair value of foreclosed real estate is determined by an independent market based appraisal less costs to sell and is classified as Level II.

	Level I	Level II	Level III	Total

Assets Measured on a Nonrecurring Basis:
OTTI — Held to maturity trust preferred securities	—	—	$6,652	$6,652
Impaired loans	—	—	9,687	9,687
Impaired foreclosed real estate	—	2,347	—	2,347

US GAAP requires the determination of fair value for certain assets, liabilities and contingent liabilities. The carrying amount approximates fair value for the following categories:

Cash and Noninterest-Bearing Deposits, which includes noninterest-bearing demand deposits
Federal Funds Sold
Interest-Earning Deposits in Other Banks
Accrued interest
Cash Surrender Value (CSV) of Bank Owned Life Insurance (BOLI)
Checking, savings and money market accounts

Notes to Consolidated Financial Statements — (Continued)

The following methods and assumptions were used to estimate the fair value of other classes of financial instruments as of June 30, 2010 and June 30, 2009.

Investment Securities:  The fair values of investment securities are obtained from the Interactive Data Corporation pricing service and various investment brokers for securities not available from public sources. Prices on certain trust preferred securities were calculated using a cash flow model discounted using current LIBOR plus a market spread for longer term securities as permitted for Level III assets when market quotes are not available. See accompanying notes for additional information on investment securities.

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

	2010		2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value

Financial Assets:
Cash and noninterest-earning deposits	$17,736	$17,736	$15,381	$15,381
Federal funds sold	135,773	135,773	150,510	150,510
Interest-earning deposits in other banks	801	801	3,899	3,899
Investment securities AFS	65,770	65,778	9,679	8,215
Investment securities HTM	437,931	443,452	504,029	438,745
FHLB stock	14,357	14,357	13,826	13,826
Loans receivable	1,087,009	1,050,755	1,154,459	1,125,886
Accrued interest receivable	7,409	7,409	7,842	7,842
CSV of BOLI	25,288	25,288	24,188	24,188

Financial Liabilities:
Checking, savings and money market accounts	$689,881	$689,881	$621,967	$621,967
Certificates of deposit	812,339	791,709	900,017	878,433
Advances from Federal Home Loan Bank	204,699	185,973	199,156	186,202
Term Debt	24,244	23,750	24,673	25,000
Commercial investment agreements	13,156	13,865	21,136	21,261
Accrued interest payable	902	902	865	865

Off-Balance Sheet Instruments Loan Commitments	$118	$—	$13	$—

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of June 30, 2010, based on management’s assessment, the Company’s internal control over financial reporting was effective.

ParenteBeard LLC, the Company’s independent registered public accounting firm, has issued an audit report on our assessment of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” within this report.

Robert J. McCarthy, Jr.	Gilbert A. Riazzi
President and Chief Executive Officer	Chief Financial Officer

September 13, 2010

Report Of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Parkvale Financial Corporation:

We have audited Parkvale Financial Corporation and subsidiaries internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Parkvale Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Parkvale Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Parkvale Financial Corporation and subsidiaries as of June 30, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and our report dated September 13, 2010 expressed an unqualified opinion.

ParenteBeard LLC

Pittsburgh, Pennsylvania
September 13, 2010

Item 9B.	Other Information.

None.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required herein with respect to directors, executive officers, beneficial ownership reporting compliance and the Audit-Finance Committee of PFC and the Bank is incorporated by reference from pages 6 to 11 of the definitive proxy statement of the Corporation for the 2010 Annual Meeting of Stockholders. The proxy is expected to be filed on or before September 20, 2010 (the “definitive proxy statement”).

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

The information required herein with respect to executive compensation and the Compensation Committee is incorporated by reference from pages 12 to 26 of the definitive proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference from pages 5 to 6 of the definitive proxy statement.

The following table provides Equity Compensation Plan information as of June 30, 2010 with respect to shares of Parkvale Common Stock that may be issued under our existing equity compensation plans, which consists of the 1993 Directors’ Stock Option Plan, the 1993 Key Employee Stock Compensation Program and the 2004 Stock Incentive Plan.

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted Average	Future Issuance under
	to be Issued upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities
	Warrants and Rights(a)	and Rights(b)	Reflected in Column(a))(c)

Equity compensation plans approved by security holders	312,250	$23.16	92,500
Equity compensation plans not approved by security holders	—	—	—
Warrants(1)	376,327	12.66	—

Total	688,577	$17.59	92,500

(1)	These warrants were issued to the U.S. Department of the Treasury in connection with our issuance of preferred stock and are not a compensation plan covering our directors, officers or employees.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference from pages 10 to 12 and page 26 of the definitive proxy statement.

Item 14.	Principal Accountant Fees and Services.

The information required herein is incorporated by reference from pages 28 and 29 of the definitive proxy statement.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The following information is filed in the Items of this Form 10-K indicated below. Selected Financial Data	Item 6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	Item 7
Management’s Report on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	Item 8
Consolidated Statements of Financial Condition at June 30, 2010 and 2009	Item 8
Consolidated Statements of Operations for each of the three years in the period ended June 30, 2010	Item 8
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2010	Item 8
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended June 30, 2010	Item 8
Notes to Consolidated Financial Statements	Item 8

(a) (2) Financial Statements Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

No.	Exhibits	Reference

3.1	Articles of Incorporation	A
	Amendment to Articles of Incorporation	D
3.2	Amended and Restated Bylaws	D
4	Common Stock Certificate	A
10.1	1993 Key Employee Stock Compensation Program	B
10.2	1993 Directors’ Stock Option Plan	E
10.3	Amended and Restated 2004 Stock Incentive Plan	D
10.4	Consulting Agreement with Robert D. Pfischner	C
10.5	Amended and Restated Employment Agreement with Robert J. McCarthy, Jr.	D
10.6	Change in Control Severance Agreement with Gilbert A. Riazzi	F
10.7	Amended and Restated Change in Control Severance Agreement with Gail B. Anwyll	D
10.8	Amended and Restated Change in Control Severance Agreement with Thomas R. Ondek	D
10.9	Amended and Restated Executive Deferred Compensation Plan	D
10.10	Amended and Restated Supplemental Executive Benefit Plan	D
10.11	Form of Letter Agreement and Amendment to Executive Compensation and Benefit Plans	G
21	Subsidiaries of Registrant
Reference is made to Item 1. Business — Subsidiaries for the required information
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

No.	Exhibits	Reference

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 31 C.F.R. Section 30.15

A	Incorporated by reference to the Registrant’s Form 8-B filed with the SEC on January 5, 1989.

B	Incorporated by reference, as amended, to Form S-8 at File No. 33-98812 filed by the Registrant with the SEC on November 1, 1995.

C	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 28, 1994.

D	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on December 28, 2007.

E	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 24, 1998.

F	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on February 3, 2010

G	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 10, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVALE FINANCIAL CORPORATION

By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
Director, President and Chief Executive Officer

Date: September 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr. Robert J. McCarthy, Jr. Director, President and Chief Executive Officer	September 13, 2010 Date

/s/ Gilbert A. Riazzi Gilbert A. Riazzi Chief Financial Officer	September 13, 2010 Date

/s/ Robert D. Pfischner Robert D. Pfischner, Chairman of the Board	September 13, 2010 Date

/s/ Fred P. Burger, Jr. Fred P. Burger, Jr., Director	September 13, 2010 Date

/s/ Andrea F. Fitting Andrea F. Fitting, Director	September 13, 2010 Date

/s/ Stephen M. Gagliardi Stephen M. Gagliardi, Director	September 13, 2010 Date

/s/ Patrick J. Minnock Patrick J. Minnock, Director	September 13, 2010 Date

/s/ Harry D. Reagan Harry D. Reagan, Director	September 13, 2010 Date