Form 10-K/A
period 2010-06-30
PARKVALE FINANCIAL CORP
filed 2010-11-12
CIK 820907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common stock on November 8, 2010 was $8.33 per share.
Number of shares of Common Stock outstanding as of November 8, 2010 was 5,529,211.

Explanatory Note
          Parkvale Financial Corporation (the “Company”) originally filed its Form 10-K for the year ended June 30, 2010 on September 13, 2010. It was subsequently determined that the calculation of the disallowed portion of the Company’s deferred tax asset was inadvertently overlooked with respect to the Tier I Capital calculation. The result of the oversight is that the Tier I Capital ratio on page 50 of the original Form 10-K (Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations), and regulatory capital amounts and ratios disclosed in Note G (Regulatory Capital) to the financial statements on page 80 of the original Form 10-K were not correctly disclosed at June 30, 2010. In all instances, the revised regulatory capital amounts and corresponding ratios, as disclosed in this Form 10-K/A filing (pages 43-44), result in the Company continuing to be categorized as well capitalized under regulatory framework.
          Items 7 and 8 of Form 10-K are being re-filed in their entirety to provide the corrected information, and certain exhibits are being re-filed pursuant to Item 15.
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

     Interest-Sensitivity Analysis. The following table reflects the maturity and repricing characteristics of Parkvale’s assets and liabilities at June 30, 2010:
(Dollars in thousands):

Interest sensitive assets	<3 months	4-12 Months	1-5 Years	5+Years	Total

ARM and other variable rate loans	$193,639	$237,506	$167,470	$14,969	$613,584
Fixed-rate loans, net (1)	12,030	36,604	173,866	214,671	437,171
Variable rate mortgage-backed securities and CMO’s	38,271	76,953	91,131	—	206,355
Fixed rate mortgage-backed securities and CMO’s (1)	576	531	10,996	8,246	20,349
Investments and federal funds sold	253,008	44,223	87,223	46,408	430,862
Equities, primarily FHLB	1	4,760	14,357	1,205	20,323

Total interest-sensitive assets	$497,525	$400,577	$545,043	$285,499	$1,728,644

Ratio of interest-sensitive assets to total assets	27.0%	21.7%	29.6%	15.5%	93.8%

Interest-sensitive liabilities
Passbook deposits and club accounts (2)	$11,559	$39,022	$46,242	$127,443	$224,266
Checking accounts (3)	26,659	20,184	40,372	220,368	307,583
Money market deposit accounts	70,032	44,000	44,000	—	158,032
Certificates of deposit	158,618	245,581	352,500	34,710	791,408
FHLB advances and other borrowings	27,695	25,000	182,566	20,089	255,350

Total interest-sensitive liabilities	$294,563	$373,787	$665,680	$402,610	$1,736,640

Ratio of interest-sensitive liabilities to total liabilities and equity	16.0%	20.3%	36.1%	21.9%	94.3%

Ratio of interest-sensitive assets to interest-sensitive liabilities	168.9%	107.2%	81.9%	70.9%	99.5%

Periodic Gap to total assets	11.0%	1.5%	-6.6%	-6.4	-0.4%

Cumulative Gap to total assets	11.0%	12.5%	5.9%	-0.4%

(1)	Includes total repayments and prepayments at an assumed rate of 15% per annum for fixed-rate mortgage loans and mortgage-backed securities, with the amounts for other loans based on the estimated remaining loan maturity by loan type.

(2)	Based on historical data, assumes passbook deposits are rate sensitive at the rate of 21.0% per annum, compared with 18.1% for fiscal 2009.

(3)	Includes investment checking accounts, which are assumed to be immediately rate sensitive, with remaining interest-bearing checking accounts assumed to be rate sensitive at 10.0% in the first year and 5.0% per annum thereafter. Noninterest checking accounts are considered core deposits and are included in the 5+ years category.
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

(Dollars in thousands)	Due < one year	1-3 years	3-5 years	5+ years	Total

Deposits other than time	$211,456	$110,428	$20,186	$347,811	$689,881
Time deposits	404,199	288,512	63,988	34,710	791,409
Advances from FHLB	35,097	40,156	40,149	70,571	185,973
Term debt	2,500	5,000	16,250	—	23,750
Other debt	13,865	—	—	—	13,865
Mortgage loan commitments	3,907	—	—	—	3,907
Operating leases	1,104	1,496	851	2,317	5,768

Total	$672,128	$445,592	$141,424	$455,409	$1,714,553

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
     Nonperforming Loans and Foreclosed Real Estate
     Nonperforming loans and foreclosed real estate (“REO”) consisted of the following at June 30:

(Dollars in thousands)	2010	2009	2008	2007	2006

Nonaccrual Loans:
Mortgage	$20,674	$21,046	$6,004	$2,746	$1,700
Consumer	651	623	582	416	567
Commercial	5,195	6,266	5,943	1,177	1,321

Total nonaccrual loans	26,520	27,935	12,529	4,339	3,588
Total foreclosed real estate, net	8,637	5,706	3,279	1,857	976

Total amount of nonaccrual loans and foreclosed real estate	$35,157	$33,641	$15,808	$6,196	$4,564

Total nonaccrual loans as a % of total loans	2.52%	2.48%	1.02%	0.35%	0.29%

Total nonaccrual loans and foreclosed real estate as a percent of total assets	1.91%	1.76%	0.85%	0.34%	0.25%

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

     The following table sets forth the allowance for loan loss allocation at June 30:

(Dollars in thousands)	2010		2009		2008		2007		2006

General Allowances:
Residential 1-4 mortgages	$5,343	27.8%	$4,769	26.6%	$3,788	24.8%	$2,716	19.1%	$2,855	19.2%
Commercial & multi-family mortgage	3,392	17.7%	4,393	24.5%	4,739	31.1%	3,964	27.9%	3,802	25.5%
Consumer Loans	2,745	14.3%	3,193	17.8%	3,510	23.0%	4,154	29.3%	4,568	30.6%
Commercial Loans	2,534	13.2%	3,038	16.9%	2,741	18.0%	2,848	20.1%	3,368	22.6%

Total General	14,014	73.0%	15,393	85.8%	14,778	96.9%	13,682	96.4%	14,593	97.9%

Specific Allowances:
Residential 1-4 mortgage	4,316	22.5%	1,697	9.4%	105	0.7%	31	0.2%	32	0.2%
Consumer	383	2.0%	324	1.8%	288	1.9%	426	3.0%	256	1.7%
Commercial	496	2.5%	546	3.0%	78	0.5%	50	0.4%	26	0.2%

Total Specific	5,195	27.0%	2,567	14.2%	471	3.1%	507	3.6%	314	2.1%

Total Allowances for loan losses	$19,209	100.0%	$17,960	100.0%	$15,249	100.0%	$14,189	100.0%	$14,907	100.0%

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

Year ended June 30
	2010 vs. 2009				2009 vs. 2008
(Dollars in thousands)	Rate	Volume	Rate/ Volume	Total	Rate	Volume	Rate/ Volume	Total

Interest-earning assets
Loans	($4,540)	($6,256)	$325	($10,471)	($2,651)	($2,433)	$131	($4,953)
Investments	(6,033)	2,950	(761)	(3,844)	(3,238)	5,207	(796)	1,173
Federal funds sold	(454)	429	(282)	(307)	(3,455)	(830)	666	(3,619)

Total	(11,027)	(2,877)	(718)	(14,622)	(9,344)	1,944	1	(7,399)
Interest-bearing liabilities
Deposits	(11,680)	464	193	(11,023)	(9,052)	1,007	(194)	(8,239)
FHLB advances and debt	443	233	16	692	(438)	(134)	(4)	(576)
Trust preferred securities	—	—	—	—	(317)	(317)	317	(317)

Total	(11,237)	697	209	(10,331)	(9,807)	556	119	(9,132)
Net change in net interest income (expense)	$210	($3,574)	($927)	($4,291)	$463	$1,388	($118)	$1,733

     The following table sets forth the average yields earned on Parkvale’s interest-earning assets and the average rates paid on its interest-bearing liabilities for the periods indicated, the resulting average interest rate spreads, the net yield on interest-earning assets and the weighted average yields and rates at June 30, 2010:

	Year Ended June 30,			At June 30,
	2010	2009	2008	2010

Average yields on (1)
Loans	5.33%	5.72%	5.94%	5.16%
Investments (2)	3.38%	4.57%	5.36%	2.90%
Federal funds sold	0.25%	0.74%	3.75%	0.25%

All interest-earning assets	4.27%	5.13%	5.66%	4.08%

Average rates paid on (1)
Deposits	1.81%	2.57%	3.19%	1.42%
FHLB advances and other borrowings	4.88%	4.68%	4.88%	4.85%
Trust preferred securities	0.00%	0.00%	9.10%	0.00%

All interest-bearing liabilities	2.21%	2.84%	3.42%	1.87%

Average interest rate spread	2.06%	2.29%	2.24%	2.21%

Net yield on interest-earning assets (3)	2.10%	2.36%	2.31%

(1)	Average yields and rates are calculated by dividing the interest income or expense for the period by the average daily balance for the year. The weighted averages at June 30, 2010 are based on the weighted average contractual interest rates. Nonaccrual loans are excluded in the average yield and balance calculations.

(2)	Includes held-to-maturity and available-for-sale investments, including mortgage-backed securities and interest-earning deposits in other banks.

(3)	Net interest income on a tax equivalent basis divided by average interest-earning assets.
     The following table presents the average balances of each category of interest-earning assets and interest-bearing liabilities for the periods indicated.

	Year Ended June 30
(Dollars in thousands)	2010	2009	2008

Interest-earning assets
Loans	$1,054,840	$1,164,206	$1,205,165
Investments, including FHLB stock	571,545	506,996	409,856
Federal funds sold	150,610	92,633	114,770

Total interest-earning assets	1,776,995	1,763,835	1,729,791

Noninterest-earning assets	128,609	113,387	109,878

Total assets	$1,905,604	$1,877,222	$1,839,669
Interest-bearing liabilities
Deposits	$1,515,540	$1,497,467	$1,465,883
FHLB advances and other borrowings	226,607	221,619	224,376
Trust preferred securities	—	—	3,484

Total interest-bearing liabilities	1,742,147	1,719,086	1,693,743

Noninterest-bearing liabilities	12,101	9,559	14,340

Total Liabilities	1,754,248	1,728,645	1,708,083
Shareholders equity	151,356	148,577	131,586

Total liabilities and equity	$1,905,604	$1,877,222	$1,839,669

Net interest-earning assets	$34,848	$44,749	$36,048

Interest-earning assets as a % of interest-bearing liabilities	102.0%	102.6%	102.1%

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
     Compensation and employee benefits decreased by $880,000 or 5.5% during fiscal 2010 and by $507,000 or 3.1% during fiscal 2009 over the respective prior periods. Stock compensation expense recognized for stock option grants was

$27,000 in fiscal 2010 compared to $89,000 in fiscal 2009. The decrease in compensation expense during fiscal 2010 and fiscal 2009 is due primarily to a reduction in the amount of incentive compensation being accrued. Parkvale is not able to pay or accrue any cash bonuses to its five most highly compensated employees until the Series A Preferred Stock is redeemed, and other benefits have been reduced.
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
     Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”). FDIC insurance expense was $2.9 million, $1.2 million and $167,000 during fiscal years 2010, 2009 and 2008, respectively. The Bank received a credit of $1.5 million in June 2007 that was utilized throughout fiscal 2009 and fiscal 2008 to offset FDIC premiums by $746,000 and $758,000, respectively. The credit balance was fully utilized by June 30, 2009. As a result of increased FDIC insurance premium rates and full utilization of the credit, FDIC insurance expense increased to $2.9 million for fiscal 2010 compared to $1.2 million during fiscal 2009. On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was not to exceed ten basis points times the institution’s domestic deposit assessment base for the second quarter 2009 risk-based assessment. The FDIC special assessment of $880,000 was expensed at June 30, 2009, accounting for most of the $988,000 increase in expense for fiscal 2009 compared to fiscal 2008. See “Regulation —Regulation of the Bank — Insurance of Accounts” section in Item 1 of this report.
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
     The Bank is a wholly owned subsidiary of PFC. The Bank’s primary regulators are the FDIC and the Pennsylvania Department of Banking. The Office of Thrift Supervision retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. The Bank continues to maintain a “well capitalized” status, reporting a 6.19% Tier 1 capital level as of June 30, 2010 compared to 7.57% Tier 1 capital level at June 30, 2009. Adequate capitalization allows Parkvale to continue building shareholder value through traditionally conservative operations and potentially profitable growth opportunities. Management is not aware of any trends, events, uncertainties or recommendations by any regulatory authority that will have, or that are reasonably likely to have, material adverse effects on Parkvale’s liquidity, capital resources or operations. However, if additional provisions for loan losses or write-downs of investment securities become material in a weak economy, our net income and capital ratios would be adversely affected.
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
Board of Directors and Shareholders
Parkvale Financial Corporation
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
As discussed in Note G to the consolidated financial statements, the Parkvale Financial Corporation’s regulatory capital amounts for the year ended June 30, 2010 have been restated.
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
/s/ ParenteBeard LLC
Pittsburgh, Pennsylvania
September 13, 2010, except for Note G, as to which the date is November 12, 2010

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands, except share data)	June 30,
Assets	2010	2009

Cash and noninterest-earning deposits	$17,736	$15,381
Federal funds sold	135,773	150,510

Cash and cash equivalents	153,509	165,891

Interest-earning deposits in other banks	801	3,899
Investment securities available for sale at fair value (cost of $65,778 in 2010 and $8,215 in 2009) (Note B)	65,770	9,679
Investment securities held to maturity (fair value of $437,931 in 2010 and $438,745 in 2009) (Note B)	443,452	504,029
Federal Home Loan Bank Stock, at cost (Note A)	14,357	13,826
Loans, net of allowance of $19,209 in 2010 and $17,960 in 2009 (Note C)	1,032,363	1,108,936
Foreclosed real estate, net (Note D)	8,637	5,694
Office properties and equipment, net (Note D)	17,374	18,073
Goodwill (Note A)	25,634	25,634
Intangible assets and deferred charges (Note A)	2,877	3,786
Prepaid expenses and other assets (Note L)	77,606	47,659

Total assets	$1,842,380	$1,907,106

Liabilities and Shareholders’ Equity

Liabilities

Deposits (Note E)	$1,488,073	$1,511,248
Advances from Federal Home Loan Bank (Note F)	185,973	186,202
Other debt (Note F)	13,865	21,261
Term debt (Note F)	23,750	25,000
Advance payments from borrowers for taxes and insurance	7,526	7,359
Other liabilities (Note L)	4,249	5,276

Total liabilities	1,723,436	1,756,346

Shareholders’ Equity (Note G and I)

Preferred stock ($1.00 par value; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	2,734	4,116
Treasury stock at cost — 1,205,683 shares in 2010 and 1,307,199 shares in 2009	(25,193)	(27,314)
Accumulated other comprehensive loss	(13,413)	(10)
Retained earnings	116,319	135,471

Total shareholders’ equity	118,944	150,760

Total liabilities and shareholders’ equity	$1,842,380	$1,907,106

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
(Dollar amounts in thousands, except per share data)	2010	2009	2008
Interest Income:
Loans	$56,178	$66,649	$71,602
Investments	19,303	23,147	21,974
Federal funds sold	380	687	4,306

Total interest income	75,861	90,483	97,882

Interest Expense:
Deposits (Note E)	27,460	38,483	46,722
Borrowings	11,055	10,363	10,939
Trust preferred securities	—	—	317

Total interest expense	38,515	48,846	57,978

Net interest income	37,346	41,637	39,904
Provision for loan losses (Note C)	7,448	6,754	2,331

Net interest income after provision for loan losses	29,898	34,883	37,573

Noninterest Income:
Other-than-temporary impairment losses (Note J)	(64,662)	(31,629)	(3,155)
Non-credit related losses recognized in other comprehensive income	25,685	1,266	—

Net impairment losses recognized in earnings	(38,977)	(30,363)	(3,155)
Service charges on deposit accounts	6,448	6,458	6,981
Other service charges and fees	1,506	1,513	1,410
Net gain on sale of assets (Note J)	2,372	2,246	581
Other	2,117	2,445	2,635

Total noninterest income	(26,534)	(17,701)	8,452

Noninterest Expense:
Compensation and employee benefits	15,033	15,913	16,420
Office occupancy	4,508	4,599	4,540
Marketing	340	461	577
FDIC insurance	2,864	1,155	167
Office supplies, telephone and postage	1,911	1,902	1,851
Other	5,776	5,390	5,068

Total noninterest expense	30,432	29,420	28,623

(Loss) income before income tax expense	(27,068)	(12,238)	17,402
Income tax (benefit) expense (Note H)	(10,603)	(2,696)	4,599

Net (loss) income	($16,465)	($9,542)	$12,803
Preferred Stock Dividend	1,588	829	—

(Loss) income to common stockholders	($18,053)	($10,371)	$12,803

Net (loss) income per share:
Basic	($3.30)	($1.90)	$2.33
Diluted	($3.30)	($1.90)	$2.31
See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
(Dollar amounts in thousands)	2010	2009	2008

Cash flows from operating activities:
Interest received	$75,279	$88,425	$98,392
Loan fees received	545	672	320
Disbursements of student loans	—	(30)	(1,244)
Proceeds from sales of student loans	—	365	1,004
Other fees and commissions received	8,971	9,313	9,948
Interest paid	(38,706)	(49,073)	(58,346)
Cash paid to suppliers and employees	(38,154)	(28,757)	(22,239)
Income taxes paid	(1,720)	(4,300)	(7,510)

Net cash provided by operating activities	6,215	16,615	20,325
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,381	3,012	2,284
Proceeds from maturities of investments	376,195	178,175	285,875
Purchase of investment securities available for sale	(532)	—	(9,018)
Purchase of investment securities held to maturity	(431,824)	(284,640)	(361,665)
Maturity (purchase) of deposits in other banks	3,098	3,353	(2,449)
Purchase of loans	(6,270)	—	(87,667)
Principal collected on loans	242,077	234,634	307,564
Loan sales	7,527	16,237	—
Loans made to customers, net of loans in process	(177,290)	(167,949)	(190,745)
Capital expenditures, net of proceeds from sales of capital assets	(300)	(316)	(2,693)

Net cash provided by (used in) investing activities	15,062	(17,494)	(58,514)
Cash flows from financing activities:
Net increase in checking and savings accounts	67,900	19,799	22,550
Net (decrease) increase in certificates of deposit	(91,076)	(2,235)	2,132
Repayment of FHLB advances	(25)	(5,024)	(20,024)
Net (decrease) increase in other borrowings	(7,396)	(705)	8,860
Repayment of term debt	(1,250)	—	—
Proceeds from term debt	—	25,000	—
Redemption of trust preferred securities	—	—	(7,200)
Net increase (decrease) in borrowers advances for tax and insurance	167	(396)	89
Proceeds from issuance of preferred stock	—	31,762	—
Dividends paid	(2,682)	(5,427)	(4,861)
Contribution to benefit plans	703	—	864
Payment for treasury stock	—	(717)	(4,949)
Proceeds from exercise of stock options	—	21	172

Net cash used in financing activities	(33,659)	(62,078)	(2,367)

Net (decrease) increase in cash and cash equivalents	(12,382)	61,199	(40,556)
Cash and cash equivalents at beginning of year	165,891	104,692	145,248

Cash and cash equivalents at end of year	$153,509	$165,891	$104,692

	Years ended June 30,
(Dollar amounts in thousands)	2010	2009	2008

Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	($16,465)	($9,542)	$12,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,907	2,004	2,138
Accretion and amortization of fees and discounts	(1,526)	(2,675)	(1,358)
Loan fees collected and deferred	152	105	73
Provision for loan losses	7,448	6,754	2,331
Net loss on sale and writedown of securities	36,605	28,117	2,574
Increase in accrued interest receivable	820	634	1,610
Increase in other assets	(30,780)	(6,997)	(3,439)
Increase (Decrease) in accrued interest payable	37	(34)	(181)
Increase (decrease) in other liabilities	8,017	(1,751)	3,774

Total adjustments	22,680	26,157	7,522

Net cash provided by operating activities	$6,215	$16,615	$20,325

See Notes to Consolidated Financial Statements.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Shareholders’
(Dollar amounts in thousands)	Stock	Stock	Capital	Stock	(Loss) Income	Earnings	Equity

Balance at July 1, 2007	$—	$6,735	$3,717	($22,695)	$176	$141,737	$129,670

2008 net income						12,803	12,803
Accumulated other comprehensive income:
Change in unrealized gain (loss) on securities, net of deferred tax expense of $(439)					(763)
Reclassification adjustment, net of taxes of $(939)					(1,635)		(2,398)

Comprehensive income							10,405
Treasury stock purchased				(4,949)			(4,949)
Treasury stock contributed to benefit plans				864			864
Recognition of stock option compensation expense			272				272
Exercise of stock options			37	162			199
Cash dividends declared on common stock at $0.88 per share						(4,830)	(4,830)

Balance at June 30, 2008	$—	$6,735	$4,026	($26,618)	$(2,222)	$149,710	$131,631

2009 net (loss)						(9,542)	(9,542)
Accumulated other comprehensive income:
Change in swap liability					326
Change in unrealized gain (loss) on securities, net of deferred tax expense of $(1,976)					(3,437)
Reclassification adjustment, net of taxes of $3,060					5,323		2,212

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-In	Treasury	Comprehensive	Retained	Shareholders’
(Dollar amounts in thousands)	Stock	Stock	Capital	Stock	(Loss) Income	Earnings	Equity

Comprehensive income							(7,330)
Issuance of Preferred Stock	$31,762						31,762
Treasury stock purchased				(717)			(717)
Recognition of stock option compensation expense			90				90
Exercise of stock options			—	21			21
Cash dividends declared on 5% preferred stock						(829)	(829)
Cash dividends declared on common stock at $0.71 per share						(3,868)	(3,868)

Balance at June 30, 2009	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760

2010 net (loss)						(16,465)	(16,465)
Change in Swap Liability					(819)
Change in unrealized gain on securities, net of deferred tax expense $6,769					10,660
Reclassification adjustment, net of taxes of $(13,361)					(23,244)		(13,403)

Comprehensive income							(29,868)
Recognition of stock option compensation expense			27				27
Allocation of treasury stock to retirement plans			(1,409)	2,121			712
Cash dividends declared on 5% preferred stock						(1,588)	(1,588)
Cash dividends declared on common stock at $0.20 per share						(1,099)	(1,099)

Balance at June 30, 2010	$31,762	$6,735	$2,734	($25,193)	($13,413)	$116,319	$118,944

See Notes to Consolidated Financial Statements.
Notes to Consolidated Financial Statements
Note A – Significant Accounting Policies
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
Cash and Noninterest-Earning Deposits
     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. The reserve calculation is currently 0% of the first $10,700 of checking deposits, 3% of the next $44,500 of checking deposits and 10% of total checking deposits over $55,200. These required reserves, net of allowable credits, amounted to $5,374 at June 30, 2010. Such reserves are generally maintained with vault cash and to a lesser extent balances with the Federal Reserve.
Securities – Held to Maturity, Available for Sale and Other than Temporary Impairment
     Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the three years ended June 30:

	2010	2009	2008

Numerator for basic and diluted earnings per share:
Net (loss) income	($16,465)	($9,542)	$12,803
Less: Preferred stock dividend	1,588	829	—

Net (loss) income to common shareholders	($18,053)	($10,371)	$12,803

Denominator
Weighted average shares for basic earnings per share	5,478,332	5,451,295	5,506,550
Effect of dilutive employee stock options	—	1,058	39,556

Weighted average shares for dilutive earnings per share	5,478,332	5,452,353	5,546,106

Net (loss) income per common share
Basic	($3.30)	($1.90)	$2.33
Diluted	($3.30)	($1.90)	$2.31
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

Notes to Consolidated Financial Statements — (Continued)
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

          Notes to Consolidated Financial Statements — (Continued)
The following table provides information relating to the Corporation’s trust preferred securities as of June 30, 2010.
(Dollar amounts in thousands)

											Excess
										Expected Defaults	Subordination (as a
					Unrealized Gain	Lowest Credit			Actual Deferral %	(% of performing	% of performing
Deal	Note Class	Par Value	Book Value	Fair Value	(Loss)	Ratings	# of Issuers	Actual Default % (1)	(1) (2)	collateral) (3)	collateral) (4)
Pooled Investments
P1	C1	5,000	350	350	0	C	81	19.4%	14.5%	12.3%	0.0%
P2	A2A	5,000	4,590	2,350	(2,240)	CCC-	76	15.9%	13.4%	17.2%	15.3%
P3	C1	4,592	1,010	1,010	0	C	85	9.5%	9.1%	15.0%	0.0%
P4	C1	5,058	404	404	0	C	72	11.1%	13.0%	16.2%	0.0%
P5	C1	5,023	151	151	0	C	93	12.7%	17.2%	15.5%	0.0%
P6	C1	3,075	31	31	0	C	68	19.1%	14.0%	15.9%	0.0%
P8	C	3,219	129	129	0	C	56	11.7%	17.8%	12.8%	0.0%
P9	B	2,008	181	181	0	Ca	54	10.0%	27.1%	14.6%	0.0%
P10	B1	5,000	4,863	3,700	(1,163)	B-	25	0.0%	5.8%	16.7%	9.6%
P11	Mezz	1,500	555	555	0	C	29	18.0%	20.9%	10.0%	0.0%
P12	B2	1,003	291	291	0	C	51	14.4%	14.8%	13.5%	0.0%
P13	B	3,909	3,759	469	(3,290)	C	71	14.3%	13.1%	13.1%	0.0%
P14	A1	4,715	4,365	3,678	(687)	BB	79	17.0%	14.5%	12.0%	30.0%
P15	B	5,000	1,700	1,700	0	C	34	24.0%	9.3%	19.5%	0.0%
P16	C1	5,000	1,100	1,100	0	C	47	16.2%	6.7%	10.8%	0.0%
P17	C1	5,000	750	750	0	C	43	18.2%	9.6%	12.9%	0.0%

Subtotal	16	64,102	24,229	16,849	(7,380)

Single Issuer Investments
S1	N/A	1,000	927	663	(264)	BB	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,968	1,321	(647)	BB	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,771	2,331	(440)	BBB+	1	0.0%	0.0%	0.0%
S4	N/A	500	445	284	(161)	B	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,005	1,135	130	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	713	742	29	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	493	455	(38)	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	1,046	46	BB+	1	0.0%	0.0%	0.0%

Subtotal	8	9,729	9,322	7,977	(1,345)
Grand total of Trust Preferred holdings		73,831	33,551	24,826	(8,725)
The above listings do not include 7 trust preferred investments written off in previous quarters.

Notes:

(1)	As a percentage of the total collateral.

(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.

(3)	Expected defaults are determined by an analysis of each security.

(4)	Excess subordination measures the performing collateral coverage of the outstanding liabilities (as a % of performing collateral).
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

Notes to Consolidated Financial Statements — (Continued)

Year originated	Book Value	Fair Value
2003	$29,316	$31,043
2004	36,775	34,902
2005	43,898	44,047
2006	2,090	2,090
2007	6,885	4,366
2008	4,135	4,159

	$123,099	$120,607

The non-agency CMO portfolio at June 30, 2010 contains investments that were all rated AAA at the time of purchase. The amortized cost and fair value by the most recent investment rating at June 30, 2010 is as follows:

	Book Value	Fair Value
AAA/Aaa by Moody’s, S&P, or Fitch	$28,439	$29,620
AA/Aa by Moody’s or S&P	6,973	7,260
A by Moody’s	9,473	8,190
BBB/Baa by Moody’s	11,526	11,283
BB/Ba by Moody’s or S&P	12,928	13,014
B by Moody’s or S&P	20,252	17,732
CCC/Caa by Moody’s, S&P, or Fitch	29,085	29,085
CC/Ca by Moody’s, S&P or Fitch	4,423	4,423

	$123,099	$120,607

Securities with a remaining carrying value as of June 30, 2010 that have incurred OTTI charges are summarized as follows:

	Unadjusted	OTTI	OTTI	6/30/10	6/30/10
	Carrying	Charge to	Charge to	Carrying	Fair
Security	Value	earnings	OCI	Value	Value
Non Agency CMO	$69,744	$15,083	$—	$54,661	$54,661
Pooled trust preferred security	44,227	17,707	19,868	6,652	6,652
The following chart shows the balance of other comprehensive income charges related to fair value:

	Trust preferred securities	Non Agency CMO
Balance at June 30, 2009	$552	$714

Total losses — realized/unrealized	37,358	5,350
Included as a charge to earnings	(18,042)	(6,064)

Balance at June 30, 2010	$19,868	$—

The following table displays the cumulative credit component of OTTI recognized in earnings on debt securities held for the year ended June 30, 2010:

	Trust preferred securities	Non Agency CMO
Balance, beginning of the year	180	1,052
Addition for the credit component on debt securities in which OTTI was not previously recognized	17,707	814
Reduction for securities for which amount previously recognized in other comprehensive income was recognized in earnings due to intent to sell	—	(1,866)
Reduction for securities written-off	(180)	—

Balance, end of the year	17,707	—

Notes to Consolidated Financial Statements — (Continued)
The amount of securities with OTTI charges to earnings are as follows:

Recorded in September 2009	$2,761	$—
Recorded in December 2009	648	134
Recorded in March 2010	216	828
Recorded in June 2010	21,322	13,068

	$24,947	$14,030
The above OTTI charge to earnings amounts are categorized as of June 30, 2010 as follows:

Writeoffs no longer reflected as investments	$7,458	$—
Charged to earnings:
Level III — Pooled TPS	17,489	—
Level III — Non Agency CMO	—	14,030
Note C — Loans
(Dollar amounts in thousands)
Loans at June 30 are summarized as follows:

	2010	2009	2008

Mortgage loans:
Residential:
1-4 Family	$660,685	$726,586	$828,516
Multifamily	32,104	34,216	29,737
Commercial	117,054	114,827	113,622
Other	10,833	14,806	17,497

	820,676	890,435	989,372
Consumer loans	184,207	185,818	176,948
Commercial business loans	40,445	44,602	43,643
Loans on savings accounts	5,427	5,031	6,147

Gross loans	1,050,755	1,125,886	1,216,110
Less:
Loans in process	135	60	236
Allowance for loan losses	19,209	17,960	15,249
Unamortized discount (premium) and deferred loan fees	(952)	(1,070)	(1,040)

	$1,032,363	$1,108,936	$1,201,665

Notes to Consolidated Financial Statements — (Continued)
The following summary sets forth the activity in the allowance for loan losses for the years ended June 30:

	2010	2009	2008

Beginning balance	$17,960	$15,249	$14,189
Provision for loan losses	7,448	6,754	2,331
Loans recovered:
Commercial loans	3	4	18
Consumer loans	46	31	54
Mortgage loans	1	—	241

Total recoveries	50	35	313

Loans charged off:
Commercial loans	(752)	(344)	(372)
Consumer loans	(542)	(324)	(453)
Mortgage loans	(4,955)	(3,410)	(759)

Total charge-offs	(6,249)	(4,078)	(1,584)

Net recoveries (charge-offs)	(6,199)	(4,043)	(1,271)

Ending balance	$19,209	$17,960	$15,249

The following table sets forth the allowance for loan loss allocation for the years ended June 30:

	2010	2009	2008

Residential mortgages	$9,659	$6,336	$3,893
Commercial mortgages	3,789	4,523	4,739
Consumer loans	3,128	3,517	3,797
Commercial loans	2,633	3,584	2,820

Total allowance for loan losses	$19,209	$17,960	$15,249

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

Notes to Consolidated Financial Statements — (Continued)
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

Notes to Consolidated Financial Statements — (Continued)
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

Notes to Consolidated Financial Statements — (Continued)
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
RESTATEMENT OF THE CAPITAL RATIOS
     Subsequent to the issuance of our 2010 Consolidated Financial Statements, we determined that the calculation of the disallowed portion of the Company’s deferred tax asset was inadvertently overlooked with respect to the Tier I Capital calculation and as a result the Bank’s actual capital regulatory ratios as of June 30, 2010 should be restated. In all instances, the revised regulatory capital amounts and corresponding ratios, as disclosed below, result in the Bank continuing to be categorized as well capitalized under the regulatory framework.

The effect of the restatement on the 2010 Bank’s regulatory capital amounts is as follows:
AS PREVIOUSLY REPORTED:
     The Bank’s actual regulatory capital amounts and ratios compared to minimum levels are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total Capital to Risk Weighted Assets	$139,305	11.30%	$98,661	8.00%	$123,327	10.00%
Tier I Capital to Risk Weighted Assets	125,291	10.16%	49,331	4.00%	73,996	6.00%
Tier I Capital to Average Assets	125,291	6.70%	74,780	4.00%	93,475	5.00%

As of June 30, 2009:
Total Capital to Risk Weighted Assets	$158,880	11.41%	$111,352	8.00%	$139,190	10.00%
Tier I Capital to Risk Weighted Assets	142,872	10.26%	55,676	4.00%	83,514	6.00%
Tier I Capital to Average Assets	142,872	7.57%	75,506	4.00%	94,383	5.00%
AS RESTATED:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total Capital to Risk Weighted Assets	$129,125	10.57%	$97,775	8.00%	$122,219	10.00%
Tier I Capital to Risk Weighted Assets	115,111	9.42%	48,888	4.00%	73,331	6.00%
Tier I Capital to Average Assets	115,111	6.19%	74,372	4.00%	92,966	5.00%

As of June 30, 2009:
Total Capital to Risk Weighted Assets	$158,880	11.41%	$111,352	8.00%	$139,190	10.00%
Tier I Capital to Risk Weighted Assets	142,872	10.26%	55,676	4.00%	83,514	6.00%
Tier I Capital to Average Assets	142,872	7.57%	75,506	4.00%	94,383	5.00%
The restatement does not affect our Consolidated Statements of Operations, Consolidated Statements of Financial Condition, Consolidated Statements of Cash Flows or Consolidated Statement of Shareholders’ Equity as of or for the years ended June 30, 2010, 2009 and 2008. Accordingly, our previously reported revenues, net (loss) income, earnings per share and total assets as of and for the years ended June 30, 2010, 2009 and 2008 remain unchanged.

Notes to Consolidated Financial Statements — (Continued)
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

Notes to Consolidated Financial Statements — (Continued)
     The following table presents option share data related to the stock option plans for the years indicated.

Exercise Price Per Share	$8.49	$12.97	$15.00	$16.32 to $23.20	$21.10 #	$22.995	$25.71^	$26.79	*	$27.684	$31.80	Total

Share balances at:
June 30, 2007	—	—	—	69,599	42,000	110,500	28,000	—		10,000	12,000	272,099

Granted								95,500				95,500
Forfeited				(3,586)		(1,000)						(4,586)
Exercised				(16,373)	(5,000)	(750)						(22,123)

June 30, 2008	—	—	—	49,640	37,000	108,750	28,000	95,500		10,000	12,000	340,890

Granted		23,000	12,000									35,000
Forfeited				(48,640)	(6,000)	(1,000)		(3,000)				(58,640)
Exercised				(1,000)								(1,000)

June 30, 2009	—	23,000	12,000	—	31,000	107,750	28,000	92,500		10,000	12,000	316,250

Granted	12,000											12,000
Forfeited					(16,000)							(16,000)

June 30, 2010	12,000	23,000	12,000	—	15,000	107,750	28,000	92,500		10,000	12,000	312,250

*	Represents the average exercise price of awards made in October 2007 and December 2007.

#	Represents the average remaining exercise price of awards made in fiscal 1999 through fiscal 2002.

^	Represents the average remaining exercise price of Director awards made in fiscal 2003 through fiscal 2005.
Black-Scholes option pricing model assumptions are as follows:

	2010	2009	2008

Weighted average grant date fair value per option	$2.26	$2.55	$2.76
Risk-free rate	2.86%	1.17%	3.82%
Dividend yield	2.36%	2.60%	3.28%
Volatility factor	0.28	0.38	0.21
Expected Life in years	8	8	7

Note J — Net Gain (Loss) on Sale and (Writedown) of Assets
(Dollar amounts in thousands)
     The following chart summarizes the gains, losses and writedowns by fiscal year ended June 30:

	2010	2009	2008
Loans held for sale	$—	$186	$—
Available for sale securities gains/recoveries	2,372	2,060	581
(Writedown) of securities:
Trust preferred securities	(45,068)	(18,060)	—
Bank of America preferred stocks	—	(6,269)	—
Freddie Mac preferred stocks	—	(2,772)	(1,441)
Common equities	—	(1,401)	(1,714)
Corporate debt	—	(1,361)	—
Non-agency CMO	(19,594)	(1,766)	—

Subtotal of writedowns and losses	(64,662)	(31,629)	(3,155)
Non-credit related losses on securities recognized in other comprehensive income	25,685	1,266

Net loss on sale and writedown of assets	$(36,605)	$(28,117)	$(2,574)

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
Note L — Selected Balance Sheet Information
(Dollar amounts in thousands)
     Selected balance sheet data at June 30 is summarized as follows:

Prepaid expenses and other assets:	2010	2009	Other liabilities:	2010	2009

Accrued interest on loans	$4,936	$4,989	Accounts payable and accrued expenses	$1,976	$2,130
Reserve for uncollected interest	(1,211)	(825)	Other liabilities	891	1,761
Bank Owned Life Insurance	25,288	24,188	Dividends payable	479	474
Accrued interest on investments	2,473	2,853	Accrued interest on debt	902	865
Prepaid FDIC Insurance	12,002	568	Federal and state
Other prepaids	1,754	1,706	income taxes payable	1	46
Net deferred tax asset	32,364	14,180

Total prepaid expenses and other assets	$77,606	$47,659	Total other liabilities	$4,249	$5,276

Note M — Quarterly Consolidated Statements of Operations (Unaudited)
(Dollar amounts in thousands, except per share data)

					Year
	Three Months Ended				Ended
	Sep. 09	Dec. 09	Mar. 10	June 10	June 10

Total interest income	$20,022	$19,300	$18,632	$17,907	$75,861
Total interest expense	10,704	10,210	9,218	8,383	38,515

Net interest income	9,318	9,090	9,414	9,524	37,346
Provision for loan losses	2,289	1,398	1,164	2,597	7,448

Net interest income after provision for losses	7,029	7,692	8,250	6,927	29,898
Net impairment losses recognized in earnings	(2,761)	(782)	(1,044)	(34,390)	(38,977)
Noninterest income	3,664	3,588	2,551	2,640	12,443
Noninterest expense	7,592	7,314	7,867	7,659	30,432

Income (loss) before income taxes	340	3,184	1,890	(32,482)	(27,068)
Income tax expense (benefit)	(515)	759	472	(11,319)	(10,603)

Net income (loss)	$855	$2,425	$1,418	$(21,163)	$(16,465)

Preferred Stock Dividend	397	397	397	397	1,588
Income (loss) to common shareholders	$458	$2,028	$1,021	$(21,560)	$(18,053)

Net income (loss) per common share:
Basic	$0.08	$0.38	$0.18	$(3.94)	$(3.30)
Diluted	$0.08	$0.38	$0.18	$(3.94)	$(3.30)

Notes to Consolidated Financial Statements — (Continued)

					Year
	Three Months Ended				Ended
	Sep. 08	Dec. 08	Mar. 09	June 09	June 09

Total interest income	$23,820	$23,135	$22,028	$21,500	$90,483
Total interest expense	12,923	12,513	12,068	11,342	48,846

Net interest income	10,897	10,622	9,960	10,158	41,637
Provision for loan losses	1,027	2,129	1,826	1,772	6,754

Net interest income after provision for losses	9,870	8,493	8,134	8,386	34,883
Net impairment losses recognized in earnings	(3,940)	(1,060)	(20,909)	(4,454)	(30,363)
Noninterest income	2,758	2,613	2,714	4,577	12,662
Noninterest expense	7,096	7,151	7,246	7,927	29,420

Income (loss) before income taxes	1,592	2,895	(17,307)	582	(12,238)
Income tax expense	487	830	(3,237)	(776)	(2,696)

Net income (loss)	$1,105	$2,065	$(14,070)	$1,358	$(9,542)

Preferred Stock Dividend	0	35	397	397	829
Income (loss) to common shareholders	$1,105	$2,030	$(14,467)	$961	$(10,371)

Net income (loss) per common share:
Basic	$0.20	$0.37	$(2.65)	$0.18	$(1.90)
Diluted	$0.20	$0.37	$(2.65)	$0.18	$(1.90)

Note N — Parent Company Condensed Financial Statements
(Dollar amounts in thousands)
     The condensed balance sheets and statements of income and cash flows for Parkvale Financial Corporation as of June 30, 2010 and 2009 and the years then ended are presented below. PFC’s primary subsidiary is Parkvale Savings Bank (“PSB”).

Statements of Financial Condition	2010	2009

Assets:
Investment in PSB	$140,889	$172,292
Cash	1,750	2,790
Other equity investments	680	574
Other assets	343	433
Deferred taxes	157	220

Total assets	$143,819	$176,309

Liabilities and Shareholders’ Equity:
Accounts payable	$645	$75
Term debt	23,750	25,000
Dividends payable	480	474
Shareholders’ equity	118,944	150,760

Total liabilities and shareholders’ equity	$143,819	$176,309

Notes to Consolidated Financial Statements — (Continued)

Statements of Operations	2010	2009	2008

Dividends from PSB	$3,400	$1,950	$17,050
(Loss) gain on sale of assets	—	(1,376)	(1,714)
Other income	162	200	360
Operating expenses	(1,274)	(1,002)	5

Income before equity in undistributed earnings of subsidiary	2,288	(228)	15,701

Equity in undistributed income (loss) of PSB	(18,753)	(9,314)	(2,898)

Net income (loss)	$(16,465)	$(9,542)	$12,803

	Year ended June 30,
Statements of Cash Flows	2010	2009	2008
| | |
Cash flows from operating activities:
Management fee income received	$144	$144	$144
Dividends received	3,400	1,950	17,050
Taxes received from PSB	425	276	182
Payment of trust preferred securities	—	—	(7,200)
Cash paid to suppliers	(1,779)	(797)	(352)

Net cash provided by operating activities	2,190	1,573	9,824

Cash flows from investing activities:
(Repayment) proceeds of term debt	(1,250)	25,000	—
Proceeds of TARP CPP	—	31,762	—
Additional Investment in PSB	—	(50,000)	—
Proceeds from available for sale security sales	—	368	111
Purchases of available for sale securities	—	—	(1,168)

Net cash (used in) provided by investing activities	(1,250)	7,130	(1,057)

Cash flows from financing activities:
Payment for treasury stock	—	(717)	(4,949)
Allocation of treasury stock to benefit plans	703	—	838
Dividends paid to stockholders	(2,683)	(5,426)	(4,860)
Stock options exercised	—	21	172

Net cash used in financing activities	(1,980)	(6,122)	(8,799)

Net increase (decrease) in cash and cash equivalents	(1,040)	2,581	(32)
Cash and cash equivalents at beginning of year	2,790	209	241

Cash and cash equivalents at end of year	$1,750	$2,790	$209

Net (loss) income	$(16,465)	$(9,542)	$12,803
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) income of PSB	18,753	9,314	2,898
Taxes received from PSB	425	276	182
Decrease of trust preferred securities	—	—	(7,200)
(Increase) in other assets	90	1,482	793
Decrease (increase) in accrued expenses	(613)	43	348

Net cash (used in) provided by operating activities	$2,190	$1,573	$9,824

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

Financial Instruments - Measured on a recurring basis	Level I	Level II	Level III	Total
Assets: Available for sale securities — Non-agency CMOs	$—	$59,804	—	$59,804
Available for sale securities — Common equities	682			682
Available for sale securities — Mutual fund		5,284		5,284
Interest rate swaps	—	494	—	494
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

Part IV.
Item 9A. Controls and Procedures.
The Corporation’s management, under the supervision of and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15e and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this amended report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are designed to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this amended report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.
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

November 12, 2010

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
Board of Directors and Shareholders
Parkvale Financial Corporation
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
/s/ ParenteBeard LLC
Pittsburgh, Pennsylvania
September 13, 2010, except for Note G, as to which the date is November 12, 2010

Item 15. Exhibits and Financial Statement Schedules
     (a) (1) Financial Statements

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
     (a) (3) Exhibits

No.	Exhibits	Reference
3.1	Articles of Incorporation	A

	Amendment to Articles of Incorporation	D

3.2	Statement with respect to Shares (certificate of Designations) for the Series A Preferred Stock	G

3.3	Amended and Restated Bylaws	D

4.1	Common Stock Certificate	A

4.2	Form of Stock Certificate for the Series A Preferred Stock	G

4.3	Warrant to Purchase Shares of Common Stock	G

10.1	1993 Key Employee Stock Compensation Program	B

10.2	1993 Directors’ Stock Option Plan	E

10.3	Amended and Restated 2004 Stock Incentive Plan	D

10.4	Consulting Agreement with Robert D. Pfischner	C

10.5	Amended and Restated Employment Agreement with Robert J. McCarthy, Jr.	D

10.6	Change in Control Severance Agreement with Gilbert A. Riazzi	F

10.7	Amended and Restated Change in Control Severance Agreement with Gail B. Anwyll	D

10.8	Amended and Restated Change in Control Severance Agreement with Thomas R. Ondek	D

10.9	Amended and Restated Executive Deferred Compensation Plan	D

10.10	Amended and Restated Supplemental Executive Benefit Plan	D

10.11	Letter Agreement (including the Securities Purchase Agreement — Standard Terms) Between Parkvale Financial Corporation and the United States Department of the Treasury, dated December 23, 2008	G

10.12	Form of Waiver executed by each of Robert J. McCarthy, Jr., Gilbert A. Riazzi, Thomas R. Ondek and Gail B. Anwyll	G

10.13	Form of Letter Agreement between Parkvale Financial Corporation and each of Robert J. McCarthy, Jr., Gilbert A. Riazzi, Thomas R. Ondek and Gail B. Anwyll	G

10.14	Letter Agreement for Term Loan between Parkvale Financial Corporation and PNC Bank, National Association, dated December 30, 2008	H

10.15	Term Note between Parkvale Financial Corporation and PNC Bank, National Association, dated December 30, 2008	H

10.16	Pledge Agreement between Parkvale Financial Corporation and PNC Bank, National Association, dated December 30, 2008	H

10.17	Waiver and First Amendment to Loan Documents between Parkvale Financial Corporation and PNC Bank, National Association, dated June 30, 2010

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A	Incorporated by reference to the Registrant’s Form 8-B filed with the SEC on January 5, 1989.

B	Incorporated by reference, as amended, to Form S-8 at File No. 33-98812 filed by the Registrant with the SEC on November 1, 1995.

C	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 28, 1994.

D	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on December 28, 2007.

E	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 24, 1998.

F	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on February 3, 2010.

G	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on December 24, 2008.

H	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on December 31, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVALE FINANCIAL CORPORATION
Date: November 12, 2010	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
Director, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. McCarthy, Jr.	November 12, 2010
Robert J. McCarthy, Jr.	Date
Director, President and
Chief Executive Officer

/s/ Gilbert A. Riazzi	November 12, 2010

Gilbert A. Riazzi	Date
Chief Financial Officer

/s/ Robert D. Pfischner	November 12, 2010

Robert D. Pfischner, Chairman of the Board	Date

/s/ Fred P. Burger, Jr.	November 12, 2010

Fred P. Burger, Jr., Director	Date

/s/ Andrea F. Fitting	November 12, 2010

Andrea F. Fitting, Director	Date

/s/ Stephen M. Gagliardi	November 12, 2010

Stephen M. Gagliardi, Director	Date

/s/ Patrick J. Minnock	November 12, 2010

Patrick J. Minnock, Director	Date

/s/ Harry D. Reagan	November 12, 2010

Harry D. Reagan, Director	Date