Form 10-Q
period 2010-09-30
PARKVALE FINANCIAL CORP
filed 2010-11-12
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on November 8, 2010 was $8.33 per share. Number of shares of Common Stock outstanding as of November 8, 2010 was 5,529,211.

PARKVALE FINANCIAL CORPORATION
INDEX

Page
Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of September 30, 2010 (Unaudited) and June 30, 2010	3

Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (Unaudited)	4

Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 (Unaudited)	5-6

Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2010 and 2009 (Unaudited)	6-7

Notes to Unaudited Interim Consolidated Financial Statements	7-23

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-33

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.
Controls and Procedures	33

Part II — Other Information	33

Signatures	35

Exhibits
EX-10.18
EX-31.1
EX-31.2
EX-32.1

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$16,043	$17,736
Federal funds sold	169,333	135,773

Cash and cash equivalents	185,376	153,509
Interest-earning deposits in other banks	5,876	801
Investment securities available for sale at fair value (cost of $5,974 at September 30 and $65,778 at June 30)	5,944	65,770
Investment securities held to maturity (fair value of $460,809 at September 30 and $437,931 at June 30)	463,377	443,452
Federal Home Loan Bank Stock, at cost	14,357	14,357
Loans, net of allowance of $19,624 at September 30 and $19,209 at June 30	1,014,608	1,032,363
Foreclosed real estate, net	9,327	8,637
Office properties and equipment, net	17,225	17,374
Goodwill	25,634	25,634
Intangible assets	2,650	2,877
Prepaid expenses and other assets	76,329	77,606

Total assets	$1,820,703	$1,842,380

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Deposits	$1,480,482	$1,488,073
Advances from Federal Home Loan Bank	175,916	185,973
Term debt	23,125	23,750
Other debt	11,848	13,865
Advance payments from borrowers for taxes and insurance	4,312	7,526
Other liabilities	5,552	4,249

Total liabilities	1,701,235	1,723,436

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	2,734	2,734
Treasury stock at cost (1,205,683 shares at September 30 and June 30)	(25,193)	(25,193)
Accumulated other comprehensive loss	(14,605)	(13,413)
Retained earnings	118,035	116,319

Total shareholders’ equity	119,468	118,944

Total liabilities and shareholders’ equity	$1,820,703	$1,842,380

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	September 30,
	2010	2009
Interest Income:
Loans	$13,047	$14,792
Investments	3,670	5,132
Federal funds sold	122	98

Total interest income	16,839	20,022

Interest Expense:
Deposits	5,228	7,993
Borrowings	2,752	2,711

Total interest expense	7,980	10,704

Net interest income	8,859	9,318
Provision for loan losses	1,034	2,289

Net interest income after provision for loan losses	7,825	7,029

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(3,035)	(2,761)
Non-credit related losses recognized in other comprehensive income	2,039	—

Net impairment losses recognized in earnings	(996)	(2,761)
Service charges on deposit accounts	1,759	1,652
Other service charges and fees	381	367
Net gain on sale of assets	1,172	1,102
Other	770	543

Total noninterest income	3,086	903

Noninterest Expense:
Compensation and employee benefits	3,928	3,807
Office occupancy	1,067	1,111
Marketing	84	67
FDIC insurance	894	568
Office supplies, telephone and postage	472	470
Other	1,605	1,569

Total noninterest expense	8,050	7,592

Income before income taxes	2,861	340
Income tax expense (benefit)	638	(515)

Net income	2,223	855
Less: Preferred stock dividend	397	397

Income to common shareholders	$1,826	$458

Net income per common basic share	$0.33	$0.08
Net income per common diluted share	$0.33	$0.08

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Three months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Interest received	$17,438	$20,196
Loan fees received	159	149
Other fees and commissions received	2,635	2,284
Interest paid	(7,864)	(10,749)
Cash paid to suppliers and others	(3,992)	(8,403)
Income taxes paid	(328)	—

Net cash provided by operating activities	8,048	3,477

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	50,705	1,405
Proceeds from maturities of investment securities	97,493	69,454
Purchase of investment securities available for sale	—	(273)
Purchase of investment securities held to maturity	(111,143)	(91,301)
(Purchase) maturity of deposits in other banks	(5,075)	3,357
Loan sales	—	7,293
Principal collected on loans	64,344	72,177
Loans made to customers, net of loans in process	(48,312)	(44,897)
Other	(66)	(49)

Net cash provided by investing activities	47,946	17,166

Cash flows from financing activities:
Net increase in checking and savings accounts	15,094	23,146
Net (decrease) in certificates of deposit	(22,685)	(15,734)
Repayment of FHLB advances	(10,007)	(7)
Net (decrease) in other borrowings	(2,017)	(6,960)
Repayment of term debt	(625)	—
Net (decrease) in borrowers’ advances for taxes and insurance	(3,214)	(3,250)
Dividends paid	(673)	(668)

Net cash (used in) financing activities	(24,127)	(3,473)

Net increase in cash and cash equivalents	31,867	17,170
Cash and cash equivalents at beginning of period	153,509	165,891

Cash and cash equivalents at end of period	$185,376	$183,061

Reconciliation of net income to net cash provided	Three months ended
by operating activities:	September 30,
	2010	2009
Net income	$2,223	$855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442	486
Accretion and amortization of loan fees and discounts	(34)	27
Loan fees collected and deferred	(1)	31
Provision for loan losses	1,034	2,289
Net writedown (gain) on sale of securities	(176)	1,659
Decrease in accrued interest receivable	612	705
Decrease (increase) in other assets	665	(1,282)
Increase in accrued interest payable	173	11
Increase (decrease) in other liabilities	3,110	(1,304)

Total adjustments	5,825	2,622

Net cash provided by operating activities	$8,048	$3,477

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are sold for one-day periods. Loans transferred to foreclosed assets aggregated $2.5 million for the three months ended September 30, 2010 and $1.2 million for the three months ended September 30, 2009, and is included in the principal collected on loans component of the consolidated statements of cash flows. Loans were transferred to foreclosed assets at the lesser of their carrying value or indicated fair value, less costs to sell.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Equity

Balance, June 30, 2010	$31,762	$6,735	$2,734	($25,193)	($13,413)	$116,319	$118,944
Net income, three months ended September 30, 2010						2,223	2,223
Accumulated other comprehensive Income (loss):
Change in swap liability					(238)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of ($374)					(1,068)
Reclassification adjustment, net of taxes of $40					114		(1,192)

Comprehensive income							1,031
Dividends declared on common stock at $0.02 per share						(110)	(110)
Dividends on preferred stock						(397)	(397)

Balance, September 30, 2010	$31,762	$6,735	$2,734	($25,193)	($14,605)	$118,035	$119,468

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Equity

Balance, June 30, 2009	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760
Net income, three months ended September 30, 2009						855	855
Accumulated other comprehensive Income (loss):
Change in swap liability					(281)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $1,263					2,197
Reclassification adjustment, net of taxes of $(1,008)					(1,753)		163

Comprehensive income							1,018
Dividends declared on common stock at $0.05 per share						(271)	(271)
Dividends on preferred stock						(397)	(397)

Balance, September 30, 2009	$31,762	$6,735	$4,116	($27,314)	153	$135,658	$151,110

STATEMENTS OF OPERATIONS
The statements of operations for the three months ended September 30, 2010 and 2009 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for fiscal year ended June 30, 2011. The Annual Report on Form 10-K for the year ended June 30, 2010 contains additional information and should be read in conjunction with this report.
RECLASSIFICATION
Certain amounts in prior period’s financial statements have been reclassified to conform to the current period presentation. The reclassifications had no significant effect on Parkvale’s financial condition or results of operations.
SUBSEQUENT EVENTS
The Corporation evaluated and disclosed all material subsequent events that provide evidence about conditions that existed as of September 30, 2010 through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)

LOANS	September 30, 2010	June 30, 2010
Loans are summarized as follows:
Mortgage loans:
Residential:
1-4 Family	$645,836	$660,685
Multifamily	31,702	32,104
Commercial	117,344	117,054
Other	10,320	10,833

	805,202	820,676
Consumer loans	183,985	184,207
Commercial business loans	38,657	40,445
Loans on savings accounts	5,492	5,427

	1,033,336	1,050,755
Less: Loans in process	44	135
Allowance for loan losses	19,624	19,209
Unamortized premiums and deferred loan fees	(940)	(952)

Loans, net	$1,014,608	$1,032,363

The following summarizes the allowance for loan loss activity for the three-months ended September 30:

	2010	2009
Beginning balance	$19,209	$17,960
Provision for losses — mortgage loans	1,002	2,246
Provision for losses — consumer loans	32	43
Loans recovered	28	9
Loans charged off	(647)	(774)

Ending balance	$19,624	$19,484

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment. A loan is considered impaired when, based on current information and events, it is probable that Parkvale will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Parkvale excludes certain loans, consistent with US GAAP, in the determination and measurement of impaired loans. The recorded balance of impaired loans was $11,315, which is net of related allowance for loan losses of $5,939 at September 30, 2010 compared to impaired loans of $9,687 net of related allowance for loan losses of $5,195 at June 30, 2010. The recorded balance of impaired loans without a related allowance for loan losses was $21,553 at September 30, 2010 and $21,041 at June 30, 2010. An allowance for loan loss on these loans was not considered necessary based upon the underlying real estate collateral value, which exceeds the carrying value of the corresponding loan. The average recorded balance of impaired loans was $30,105 and $27,159 at September 30, 2010 and June 30, 2010, respectively. The amount of interest income that has not been recognized on impaired loans was $213 for the three months ended September 30, 2010 compared to $20 for the three months ended September 30, 2009. At September 30, 2010, modifications have been performed at market terms on 119 loans totaling $18,881 primarily related to extension of maturity dates and extension of interest-only payment periods of thirty-six months or less. The discounted cash flow analysis related to these modifications results in an insignificant impact over the life of the loan.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
COMPREHENSIVE INCOME
Sources of comprehensive income (loss) not included in net income are unrealized gains and losses on certain investments in equity securities, mortgage backed securities, corporate debt and swaps on interest rate contracts. For the three months ended September 30, 2010 and 2009, total comprehensive income amounted to $1,031 and $1,018, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale (“AFS”) security portfolio are measured at fair value using quoted market prices and classified within Level I of the valuation hierarchy. OTTI held to maturity investments without quoted market prices are classified within Level III of the valuation hierarchy. Interest rate swaps are fair valued using other similar financial instruments and are classified as Level II.
Financial Instruments — Measured on a recurring basis

	September 30, 2010				June 30, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

AFS — Non-Agency CMOs	$—	$—	$—	$—	$—	$59,804	$—	$59,804
AFS — Common Equities	661	—	—	661	682	—	—	682
AFS — Mutual Fund	—	5,283	—	5,283	—	5,284	—	5,284
Interest rate swaps	—	732	—	732	—	494	—	494

Total	$661	$6,015	$—	$6,676	$682	$65,582	$—	$66,264

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2010. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level III inputs. Trust preferred securities and impaired loans are measured using Level III valuation hierarchy. The estimated fair value of foreclosed real estate is determined by an independent market based appraisal less costs to sell and is classified as Level II.

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
OTTI — Held to maturity trust preferred securities	—	—	$8,657	$8,657
Impaired loans	—	—	11,315	11,315
Impaired foreclosed real estate	—	2,169	—	2,169
The carrying value of impaired loans was $17,254 with an allowance for loss of $5,939 at September 30, 2010, and the amount of loss reserves transferred from general to specific during the September 30, 2010 quarter related to the impaired loans was $1,090. The carrying value of the foreclosed real estate was $2,969 with an allowance of $800 at September 30, 2010, and the charge to earnings during the September 30, 2010 quarter related to impaired foreclosed real estate was $62.
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
Interest-Earning Deposits in Other Banks
Accrued interest
Cash Surrender Value (CSV) of Bank Owned Life Insurance (BOLI)
Checking, savings and money market accounts
The following methods and assumptions were used to estimate the fair value of other classes of financial instruments as of September 30, 2010 and June 30, 2010.
Investment Securities: The fair values of investment securities are obtained from the Interactive Data Corporation pricing service and various investment brokers for securities not available from public sources. Prices on certain trust preferred securities were calculated using a discounted cash flow model based upon market spreads for longer term securities as permitted for Level III assets when market quotes are not available. See accompanying notes for additional information on investment securities.
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
The following table presents additional information about financial assets and liabilities measured at fair value:

	September 30, 2010		June 30, 2010
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets:
Cash and non-interest-earning deposits	$16,043	$16,043	$17,736	$17,736
Federal funds sold	169,333	169,333	135,773	135,773
Interest-earning deposits in other banks	5,876	5,876	801	801
Investment securities available for sale	5,944	5,944	65,770	65,770
Investment securities held to maturity	460,809	463,377	437,931	443,452
FHLB stock	14,357	14,357	14,357	14,357
Loans receivable	1,072,623	1,033,336	1,087,009	1,050,755
Accrued interest receivable	5,585	5,585	7,409	7,409
Cash surrender value of BOLI	25,564	25,564	25,288	25,288

Financial Liabilities:
Checking, savings and money market accounts	$704,965	$704,965	$689,881	$689,881
Certificates of deposit	792,112	768,556	812,339	791,709
Advances from Federal Home Loan Bank	197,768	175,916	204,699	185,973
Term debt	23,857	23,125	24,244	23,750
Commercial investment agreements	11,241	11,833	13,156	13,865
Accrued interest payable	1,076	1,076	902	902

Off-balance sheet loan instruments	$71	$—	$118	$—

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
INVESTMENT SECURITIES
Investment significant accounting policies are as follows:
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
As a result of this guidance, Parkvale’s consolidated statements of operations as of September 30, 2010 and September 30, 2009 reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that Parkvale intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the non-credit loss is recognized in other comprehensive income, net of applicable taxes.
For equity securities, when Parkvale has decided to sell an impaired available-for-sale security and Parkvale does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. Parkvale recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.

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
At September 30, 2010 and June 30, 2010, the Bank’s FHLB stock totaled $14,357. The Bank accounts for the stock based on U.S. GAAP, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.
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
The Bank believes its holdings in the stock are ultimately recoverable at par value at September 30, 2010 and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Bank has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
At September 30, 2010 and June 30, 2010, the following comprises Parkvale’s investment portfolio:

	September 30, 2010		June 30, 2010
	Amortized		Amortized
Available for Sale Investments	Cost	Fair Value	Cost	Fair Value
CMOs — Non Agency (Residential)	—	—	$59,804	$59,804
Mutual Funds — ARM mortgages	5,500	5,283	5,500	5,284
Common equities	474	661	474	682

Total available for sale investments	$5,974	$5,944	$65,778	$65,770

	September 30, 2010		June 30, 2010
	Amortized		Amortized
Held to Maturity Investments	Cost	Fair Value	Cost	Fair Value
U.S. Government and agency obligations	$176,192	$177,635	$194,248	$195,920
Municipal obligations	23,732	24,507	21,641	22,345
Corporate debt:
Short to medium term corporate debt	26,062	27,239	27,112	28,352
Pooled trust preferred securities	21,200	16,440	24,229	16,849
Individual trust preferred securities	9,328	8,254	9,322	7,977
Mortgage-backed securities:
Agency	130,433	132,542	93,248	95,055
Agency Collateralized Mortgage Obligations (“CMOs”)	9,639	9,972	10,357	10,630
CMOs — non agency	66,791	64,220	63,295	60,803

Total held to maturity investments	$463,377	$460,809	$443,452	$437,931

The amortized cost and fair value of debt securities at September 30, 2010, by contractual maturity, is included in the table below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay the obligation.

	Amortized
	Cost	Fair Value

Due in one year or less	$30,021	$30,436
Due after one year through five years	132,187	134,719
Due after five years through ten years	62,707	63,021
Due after ten years	238,462	232,633

Total Debt Securities	$463,377	$460,809

During the September 30, 2010 quarter, a total of $49,000 of below-investment grade non-agency collateralized mortgage obligations, which were classified as available for sale at June 30, 2010, were sold at a gain of $1,200. Two non-agency collateralized mortgage obligations with an amortized cost totaling $7,007 were transferred from available for sale to held to maturity at September 30, 2010.
Liquidity concerns in the financial markets have made it difficult to obtain reliable market quotations on some infrequently traded securities that are held to maturity. Corporate debt has been valued using financial models permitted by guidance in ASC 820 for Level III (see Fair Value Note) assets as active markets did not exist at September 30, 2010 and June 30, 2010 to provide reliable market quotes. The assets included in Level III pricing relate to pooled trust preferred securities. The trust preferred market has been severely impacted by the deteriorating economy and the lack of liquidity in the credit markets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
The unrealized losses on investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets. Based on the credit-worthiness of the issuers and discounted cash flow analyses, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired. The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010:

	Less than 12 months		Greater than 12 months
	Of unrealized losses		of unrealized losses		Total
		Unrealized		Unrealized		Unrealized
Available for Sale Investments	Fair Value	loss	Fair Value	loss	Fair Value	loss
Mutual funds — ARM mortgages	$—	$—	$4,755	$245	$4,755	$245

Held to Maturity Investments
U.S. Government and agency obligations	29,463	24	—	—	29,463	24
Corporate debt	2,209	5	—	—	2,209	5
Pooled trust preferred securities	—	—	7,782	5,197	7,782	5,197
Individual trust preferred securities	—	—	4,719	1,400	4,719	1,400
Non agency CMO’s	—	—	17,249	4,845	17,249	4,845
Mortgage-backed securities	40,141	131	7,071	27	47,212	158

Totals	$71,813	$160	$41,576	$11,714	$113,389	$11,874

The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010:

	Less than 12 months		Greater than 12 months
	Of unrealized losses		of unrealized losses		Total
		Unrealized		Unrealized		Unrealized
Available for Sale Investments	Fair Value	loss	Fair Value	loss	Fair Value	loss
Mutual funds — ARM mortgages	$—	$—	$4,760	$240	$4,760	$240

Held to Maturity Investments
U.S. Government and agency obligations	29,990	9	—	—	29,990	9
Pooled trust preferred securities	—	—	10,197	7,380	10,197	7,380
Individual trust preferred securities	—	—	5,054	1,550	5,054	1,550
Non agency CMO’s	—	—	18,024	4,879	18,024	4,879
Mortgage-backed securities	5,300	47	—	—	5,300	47

Totals	$35,290	$56	$38,035	$14,049	$73,325	$14,105

Available for sale investments.
Mutual Funds. Parkvale has investments in two adjustable rate mortgage mutual funds with an aggregate amortized cost of $5,500 at September 30, 2010. The larger of the two investments, which had a fair value of $4,755 at September 30, 2010, has had an unrealized loss in excess of one year of $245 and $240, at September 30, 2010 and at June 30, 2010, respectively. Parkvale evaluated the near-term prospects of the issuer of the mutual fund in relation to the severity and duration of the impairment. Based on this evaluation and Parkvale’s ability to hold the investment for a reasonable period of time

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of this investment to be other-than-temporarily impaired at September 30, 2010.
Common Equities. At September 30, 2010, Parkvale had investments in nine different common equities, which had an aggregate amortized cost of $474 and an aggregate fair value of $661 at September 30, 2010.
Held to maturity securities.
U.S. Government and Agency Obligations. At September 30, 2010, the $177,635 fair value of Parkvale’s investments in U.S. Government and Agency obligations was greater than the $176,192 book value of such investments. Certain of these investments show unrealized losses of less than one year of $24 at the balance sheet date. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Parkvale intends to hold these securities to the contractual maturity of such investments.
Trust Preferred Securities. Trust preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity. Most of the Corporation’s investments in trust preferred securities are of pooled issues, each made up of 23 or more companies with geographic and size diversification. Unless otherwise noted, the Corporation’s pooled trust preferred securities are substantially secured by bank and thrift holding companies (approximately 85% in the aggregate) and by insurance companies (approximately 15% in the aggregate). No single company represents more 5% of any individual pooled offering. While certain companies are in more than one pool, no single company represents more than a 5% interest in the aggregate pooled investments. The pooled trust preferred investments were all investment grade at purchase with an initial average investment grade rating of A. As a result of the overall credit market and the number of underlying issuers deferring interest payments, as well as issuers defaulting, the rating agencies have downgraded the securities to below investment grade as of September 30, 2010. All of these investments are classified as held to maturity.
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
•	Estimate of future cash flows — cash flows are constructed on Intex software. Intex is a proprietary software program recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with information from trustee reports, including collateral/hedge agreement/cash flow detail, as it becomes available. A present value analysis is then performed on the modeled cash flows to determine any cash flow shortages to Parkvale’s respective holdings, if any.

•	Credit analysis — A quarterly credit evaluation is performed for each of the issuers comprising the collateral across the various pooled trust preferred securities. The credit evaluation considers all evidence available and includes the nature of the issuer’s business and geographic footprint. The analysis focuses on shareholders’ equity, loan loss reserves, non-performing assets, credit quality ratios and capital adequacy.

•	Probability of default — A probability of default is determined for each issuer and is used to calculate the expected impact of future deferrals and defaults in the expected cash flow analysis. Each issuer in the collateral pool is assigned a probability of default with an emphasis on near term probability. Issuers currently defaulted or deferring are assigned a 100% probability of loss, and issuers currently deferring are assigned a 20% probability of recovery. All other issuers in the pool are assigned a probability of loss ranging from .36% to 100%, with ranges based upon the results of the credit analysis. The probability of loss of .36% is assigned to only the strongest financial institutions. The probability of default is updated quarterly with data provided by trustees and other sources.
Management’s estimates of discounted cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on assumptions regarding the timing and amounts of deferrals and defaults that may occur based upon a credit analysis of each issuer, and changes in those assumptions could produce different conclusions for each security. In addition to the above factors, the excess subordination levels for each pooled trust preferred security are calculated. The results of this excess subordination allows management to identify those pools that are a greater risk for a future break in cash flows so that issuers in those pools can be monitored more closely for potential deterioration of credit quality.
A significant portion of the Corporation’s unrealized losses relate primarily to investments in trust preferred securities, which consist of single issuer and pooled securities. The portfolio of trust preferred collateralized debt obligations consists of 16 pooled issues and 8 single issuer securities. The single issuer securities are primarily from Pennsylvania regional banks. Investments in pooled securities are primarily mezzanine tranches, except for 2 investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches.
At September 30, 2010, the 16 pooled trust preferred securities have an amortized cost basis of $21,200 and an estimated fair value of $16,440, while the single-issuer trust preferred securities have an amortized cost basis of $9,328 and an estimated fair value of $8,254. The net unrealized losses on the trust preferred securities at September 30, 2010, which aggregated $4,760 on the pooled securities and $1,074 on the individual securities, are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
At September 30, 2010, as permitted by the debt instruments, there are 11 pooled trust preferred securities with an amortized cost basis of $7,993 that have for one reason or another chosen to defer payments. Interest payments aggregating $465 have been capitalized to the balance of the securities as permitted by the underlying trust agreement and interest payments aggregating $1,625 have been deferred since the respective securities began to defer payments. Deferred payments are not included in interest income. Interest payments totaling $188 were deferred during the quarter ended September 30, 2010 and no payments were capitalized during the quarter.
Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments and as such, it is expected that the remaining trust preferred securities will not be settled at a price less than the current carrying value of the investments. The Corporation has concluded from detailed cash flow analysis performed as of September 30, 2010 that it is probable that all contractual principal and interest payments will be collected on all of its single-issuer and pooled trust preferred securities, except for those on which OTTI was recognized.
Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, and it is more likely than not that Parkvale will not be required to sell the investments before recovery of its amortized cost, Parkvale does not consider the remaining value of these assets to be other-than-temporarily impaired at September 30, 2010. However, continued interest deferrals and/or insolvencies by participating issuers could result in a further writedown of one or more of the trust preferred investments in the future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table provides information relating to the Corporation’s trust preferred securities as of September 30, 2010.

											Excess
										Expected	Subordination
						Lowest		Actual	Actual	Defaults (%	(as a % of
					Unrealized	Credit	# of	Default %	Deferral %	of performing	performing
Deal	Note Class	Par Value	Book Value	Fair Value	Gain (Loss)	Ratings	Issuers	(1)	(1) (2)	collateral) (3)	collateral) (4)

Pooled Investments
P1	C1	5,000	350	401	51	C	80	19.5%	15.7%	9.8%	0.0%
P2	A2A	5,000	2,000	2,000	0	CCC-	52	14.1%	16.5%	10.5%	9.5%
P3	C1	4,592	735	735	0	C	60	11.1%	9.1%	13.9%	0.0%
P4	C1	5,058	354	354	0	C	55	15.3%	9.9%	11.9%	0.0%
P5	C1	5,023	150	201	51	C	63	12.7%	17.2%	16.6%	0.0%
P6	C1	3,075	30	61	31	C	50	19.1%	16.0%	13.6%	0.0%
P8	C	3,219	129	161	32	C	37	11.7%	18.3%	10.3%	0.0%
P9	B	2,008	80	80	0	Ca	35	12.2%	27.7%	14.1%	0.0%
P10	B1	5,000	4,875	3,700	(1,175)	B-	24	0.0%	5.8%	16.7%	11.3%
P11	Mezz	1,500	555	735	180	C	23	18.3%	19.5%	8.4%	0.0%
P12	B2	1,003	288	330	42	C	35	14.4%	14.8%	12.2%	0.0%
P13	B	3,909	3,759	430	(3,329)	C	47	14.3%	15.0%	10.5%	0.0%
P14	A1	4,682	4,345	3,652	(693)	CCC	53	17.9%	12.5%	10.5%	32.1%
P15	B	5,000	1,700	1,700	0	C	34	24.0%	13.3%	10.6%	0.0%
P16	C1	5,000	1,100	1,100	0	C	47	16.2%	6.7%	8.7%	0.0%
P17	C1	5,000	750	800	50	C	43	18.2%	9.6%	8.9%	0.0%

Subtotal	16	64,069	21,200	16,440	(4,760)

Single Issuer Investments
S1	N/A	1,000	929	707	(222)	BB	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,969	1,401	(568)	BB	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,775	2,328	(447)	BBB+	1	0.0%	0.0%	0.0%
S4	N/A	500	446	283	(163)	B	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,005	1,172	167	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	710	766	56	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	494	504	10	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	1,093	93	BB+	1	0.0%	0.0%	0.0%

Subtotal	8	9,729	9,328	8,254	(1,074)

Grand total of Trust Preferred holdings		73,798	30,528	24,694	(5,834)
The above listings do not include 7 trust preferred investments written off in previous quarters.
Notes:

(1)	As a percentage of the total collateral.

(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.

(3)	Expected defaults are determined by an analysis of each security.

(4)	Excess subordination measures the performing collateral coverage of the outstanding liabilities (as a % of performing collateral).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Non agency CMOs. The non agency CMO securities of $66,791 at September 30, 2010 are supported by underlying collateral that was originated as follows:

	Amortized
Year originated	Cost	Fair Value
2003	$22,112	$23,565
2004	28,939	27,352
2005	4,920	5,233
2007	6,688	3,911
2008	4,132	4,159

	$66,791	$64,220

The non agency CMO portfolio at September 30, 2010 contains investments that were all rated AAA at the time of purchase. The amortized cost and fair value by their latest investment rating at September 30, 2010 is as follows:

	Amortized
	Cost	Fair Value
AAA by Moody’s, S&P, or Fitch	$26,214	$27,327
AA by Moody’s or S&P	6,436	6,742
A by Moody’s, S&P, or Fitch	9,468	8,338
BBB by Moody’s or Fitch	10,979	10,895
BB by Fitch	6,785	6,785
B by Moody’s or S&P	3,673	2,957
CCC by S&P or Fitch	3,015	955
CC by Fitch	221	221

	$66,791	$64,220

To date, all such securities have made scheduled payments of principal and interest on a timely basis with additional collateral provided by support tranches in these structured debt obligations.
General. At September 30, 2010, Parkvale has unrealized losses that are greater than one year aggregating $11,469 on held to maturity securities. These unrealized losses over one year relate primarily to investments in pooled and individual trust preferred securities and non-agency CMOs as detailed in the preceding tables. The unrealized losses relate to illiquidity and the uncertainty affecting these markets, interest rate changes, higher spreads to treasuries at September 30, 2010 compared to the purchase dates and concerns of future bank failures. Pooled trust preferred securities with unrealized losses for more than 12 months relate to 3 pooled trust preferred securities aggregating $12,979, representing $7,782 of fair value with $5,197 of unrealized losses. Individual trust preferred securities with unrealized losses for more than 12 months relate to 4 individual securities aggregating $6,119, representing $4,719 of fair value with $1,400 of unrealized losses.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Other-Than-Temporary- Impairment
Securities with a remaining carrying value as of September 30, 2010 that have incurred OTTI charges are summarized as follows:

	Unadjusted	OTTI	OTTI	9/30/10	9/30/10
	Carrying	Charge to	Charge to	Carrying	Fair
Security	Value	earnings	OCI	Value	Value

Pooled trust preferred security	$48,832	$18,703	$21,907	$8,222	$8,657
The following chart shows the balance of other comprehensive income charges related to fair value:

Trust preferred
securities
Balance at June 30, 2010	$19,868

Total losses — realized/unrealized	3,035
Included as a charge to earnings	(996)
Change to other comprehensive income	—

Balance at September 30, 2010	$21,907

The following table displays the cumulative credit component of OTTI charges recognized in earnings on debt securities for which a portion of an OTTI is recognized in other comprehensive income at September 30, 2010:

Trust preferred
securities
Balance at June 30, 2010	$17,707
Addition for the credit component on debt securities in which OTTI was not previously recognized	996

Balance at September 30, 2010	$18,703

The amount of securities with OTTI charges to earnings are as follows:
Recorded in September 30, 2010 quarter	$996
During the September 30, 2009 quarter, two pooled trust preferred securities considered to be other than temporarily impaired were written down to fair value with a net charge to earnings of $2,761. During the three months ended September 30, 2010, charges of $3,035 on OTTI investments were recognized, with $996 recognized as net impairment losses in earnings and $2,039 as the non-credit portion reflected in other comprehensive income. The current quarter charges were due to OTTI related to four pooled trust preferred securities. Write-downs were based on individual securities’ credit performance and the issuer’s ability to make its contractual principal and interest payments. Should credit quality continue to deteriorate, it is possible that additional write-downs may be required. Based on the credit worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than temporarily impaired at September 30, 2010.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
GOODWILL AND MARKET VALUATION
Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $6.15 per share at September 30, 2010, which is below the book value of $15.86 at such date. The difference between the market value and the book value at September 30, 2010 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.
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
Based on the third party report, management determined that goodwill was not impaired at June 30, 2010 or September 30, 2010. If Parkvale’s stock continues to trade significantly below its book value, if discounted cash flow estimates materially decline, or if the multiples in comparable banking sector mergers and acquisitions decline, then a goodwill impairment charge may become appropriate in a future quarter.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
EARNINGS PER SHARE (“EPS”)
The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

	2010	2009
Numerator for basic and diluted earnings per share:
Net Income	$2,223	$855
Less: Preferred stock dividend	397	397

Net income to common shareholders	1,826	458
Denominator:
Weighted average shares for basic earnings per share	5,529,211	5,427,695
Effect of dilutive stock options	—	—

Weighted average shares for dilutive earnings per share	5,529,211	5,427,695

Net income per common share:
Basic	$0.33	$0.08
Diluted	$0.33	$0.08

Dividends per common share	$0.02	$0.05
NEW ACCOUNTING PRONOUNCEMENTS
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
Item 2.
PARKVALE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of Parkvale Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The financial statements as of and for the quarter ended September 30, 2010 are unaudited and, as such, are subject to year-end audit review.
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
Critical Accounting Policies, Judgments and Estimates:
The accounting and reporting policies of the Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practices within the financial services industry. All significant inter-company transactions are eliminated in consolidation, and certain reclassifications are made when necessary to conform the previous year’s financial statements to the current year’s presentation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods presented. Therefore, actual results could differ significantly from those estimates. Accounting policies involving significant judgments and assumptions by management, which have or could have a material impact on the carrying value of certain assets or comprehensive income, are considered critical accounting policies. The Corporation recognizes the following as critical accounting policies: Allowance for Loan Loss, Carrying Value of Investment Securities, Valuation of Foreclosed Real Estate, Carrying Value of Goodwill and Other Intangible Assets and Valuation Allowance of Deferred Tax Asset.
The Corporation’s critical accounting policies and judgments disclosures are contained in the Corporation’s June 30, 2010 Annual Report filed on September 13, 2010, as amended on November 12, 2010. Management believes that there have been no material changes since June 30, 2010. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.
Under U.S. GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination of whether the deferred tax asset will be realized is subjective and dependent upon judgment concerning an evaluation of available evidence. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under applicable tax laws. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, adjustments to the valuation allowance may be required in future periods. The valuation allowance balance at September 30, 2010 was $1,632,000 related to equity security writedowns that could be considered capital losses that may not be realizable due to the difficulty in projecting sufficient capital gains in the future to offset such losses. No additions to the valuation allowance were considered necessary in the current fiscal period.

Balance Sheet Data:	September 30,
(Dollar amounts in thousands, except per share data)	2010	2009
Total assets	$1,820,703	$1,903,314
Loans, net	1,014,608	1,071,611
Interest-earning deposits and federal funds sold	175,209	167,408
Total investments	469,321	546,955
Deposits	1,480,482	1,518,661
FHLB advances	175,916	186,144
Shareholders’ equity	119,468	151,110
Book value per share	$15.86	$21.99

	Three Months Ended
	September 30,(1)
Statistical Profile:	2010	2009
Average yield earned on all interest-earning assets	3.95%	4.45%
Average rate paid on all interest-bearing liabilities	1.86%	2.44%
Average interest rate spread	2.09%	2.01%
Net yield on average interest-earning assets	2.08%	2.07%
Other expenses to average assets	1.74%	1.59%
Taxes to pre-tax income	22.30%	-151.47%
Dividend payout ratio	6.06%	59.25%
Return on average assets	0.48%	0.18%
Return on average equity	6.68%	2.26%
Average equity to average total assets	7.18%	7.91%

	At September 30,
	2010	2009
One year gap to total assets	14.70%	9.68%
Intangibles to total equity	23.67%	19.32%
Ratio of nonperforming assets to total assets	2.00%	2.15%
Number of full-service offices	47	48

(1)	The applicable income and expense figures have been annualized in calculating the percentages.

Nonperforming Loans and Foreclosed Real Estate:
Loans delinquent 90 days or more and foreclosed real estate (REO) consisted of the following:

(Dollar amounts in thousands)	9/30/10	6/30/10	9/30/09
Delinquent single-family mortgage loans	$22,099	$20,674	$26,247
Delinquent other loans	5,050	5,846	8,493

Total nonperforming loans	27,149	26,520	34,740
Real estate owned, net	9,327	8,637	6,139

Total	$36,476	$35,157	$40,879

A weak national economy and to a lesser extent local housing sector and credit markets contributed towards an increased level of non-performing assets, which peaked at September 30, 2009. Nonperforming loans (delinquent 90 days or more) and real estate owned in the aggregate represented 2.00%, 1.91% and 2.15% of total assets at the respective balance sheet dates shown above. Such non-performing assets at September 30, 2010 have increased to $36.5 million from $35.2 million at June 30, 2010, and includes $27.1 million of non-accrual loans.
As of September 30, 2010, single-family mortgage loans delinquent 90 days or more include 59 loans aggregating $18.5 million purchased from others and serviced by national service providers with a cost basis ranging from $40,000 to $660,000 and 41 loans aggregating $3.6 million in Parkvale’s retail market area. Of these total 100 loans, 7 have a cost basis of $500,000 or greater. Management believes that all of these delinquent single-family mortgage loans are adequately collateralized with the exception of 42 loans with a remaining net book value of $9.8 million, which have the necessary related allowances for losses provided. Loans 180 days or more delinquent are individually evaluated for collateral values in accordance with banking regulations with specific reserves recorded as appropriate.
At September 30, 2010, modifications have been performed at market terms on 119 single-family mortgage loans totaling $18,881 primarily related to extension of maturity dates and extension of interest-only payment periods of thirty-six months or less. The discounted cash flow analysis related to these modifications results in an insignificant impact over the life of the loan.
Other loans 90 days or more delinquent of $5.1 million at September 30, 2010 include $1.5 million of commercial real estate, $2.9 million of commercial loans and $689,000 of consumer loans. The decrease in delinquent other loans from June 30, 2010 to September 30, 2010 is due primarily to the transfer of a commercial office building into real estate owned during the September 2010 quarter. Nonperforming commercial loans include a $1.2 million relationship with a now closed medical facility and a $1.5 million relationship to a coal extraction and reclamation entity. Management believes that these commercial relationships are adequately collateralized.
In addition, commercial loans totaling $4.3 million were classified as substandard at September 30, 2010 compared to $4.4 million at June 30, 2010. The substandard loans, although performing, have exhibited signs of weakness, or have been recently modified or refinanced and are being monitored to assess if new payment terms are followed by the borrowers. These loans, while current or less than 90 days past due, have previously exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns while continuing with the performing status classification of such loans.
Loans that were 30 to 89 days past due at September 30, 2010 aggregated $12.8 million, including $8.8 million of single-family first lien loans, compared to $14.6 million at June 30, 2010.
Foreclosed real estate of $9.3 million at September 30, 2010 includes $5.1 million of single-family dwellings. Real estate owned includes foreclosure of five units in a single-family residential development with a net book value of $1.4 million and commercial real estate properties related to two facilities used as automobile dealerships with a net book value of $2.1 million at September 30, 2010. Marketing efforts are underway to sell the single-family units individually with an allowance for completion on the five units, which is estimated to be less than 10% of the unit cost. At September 30, 2010, foreclosed real estate also includes six commercial real estate properties with an aggregate value of $2.2 million. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell, with reserves established when deemed necessary.
Each of the above categories of loans have been evaluated for the fair values of the collateral, less possible selling and holding costs, with appropriate valuation allowances and reserves provided as deemed necessary by management.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $1.3 million at September 30, 2010 and $1.1 million at September 30, 2009. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Allowance for Loan Losses:
The allowance for loan losses was $19.6 million at September 30, 2010, $19.2 million at June 30, 2010 and $19.5 million at September 30, 2009 or 1.90%, 1.83% and 1.79% of gross loans at September 30, 2010, June 30, 2010 and September 30, 2009, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
Parkvale continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Reserves are then established based upon the evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote on page 7. In addition to the $645.8 million of 1-4 family loans, the majority of the consumer loans represent either second mortgages in the form of term loans and home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans or discounted teaser rates on ARM loans. Included in the mortgage portfolio are $179.6 million of interest only mortgage loans as of September 30, 2010, representing 22.3% of the mortgage loan portfolio. The initial interest only period for $65.1 million of the aggregate $179.6 million has expired, and the loans are contractually amortizing at September 30, 2010. All originated ARM loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or Libor. Adjustable-rate mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. The purchased loan portfolio is geographically diversified throughout the United States and is generally considered well collateralized. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. While management believes the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances where economic conditions change and affect the assumptions used in evaluating the adequacy of the allowance for loan losses.
Liquidity and Capital Resources:
Federal funds sold increased $33.6 million or 24.7% from June 30, 2010 to September 30, 2010. Investment securities held to maturity increased $19.9 million or 4.5% from June 30, 2010 to September 30, 2010, primarily due to purchases of agency mortgage-backed securities. Interest-earning deposits in other institutions increased $5.1 million or 633.6% primarily due to funds transferred to the FHLB demand deposit account pending settlement of a security purchase. Loans, net of allowance, decreased $17.8 million or 1.7% from June 30, 2010 to September 30, 2010. The decrease in the loan portfolio was primarily due to a $14.8 million or 2.3% decline in one-to-four family residential loans. Deposits decreased $7.6 million or 0.5% from June 30, 2010 to September 30, 2010, FHLB advances decreased $10.1 million or 5.4% due to the maturity of a $10 million advance at a cost of 4.12%, escrow for taxes and insurance decreased $3.2 million or 42.7%, other debt decreased $2.0 million or 14.6% and other liabilities increased $1.3 million or 30.7%. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $547.9 million at September 30, 2010. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB and Federal Reserve could be utilized to fund a rapid decrease in deposits
TARP Capital Purchase Program: On October 14, 2008, the United States Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (the “CPP”) under which the Treasury will purchase senior preferred shares from qualifying financial institutions. The plan is part of the $700 billion Emergency Economic Stabilization Act signed into law in October 2008.
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
Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. As of September 30, 2010, the Corporation did not meet the terms of one of the financial covenants contained in the Loan Agreement. On November 12, 2010, the Corporation and PNC entered into a Waiver and Second Amendment to Loan Documents that amended the financial reporting covenant and waived the default associated with not meeting the reporting covenant at September 30, 2010. The Corporation, therefore, was in compliance with all terms and conditions of the Loan Agreement, as amended, at September 30, 2010.
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
In January 2009, the Corporation entered into interest rate swap contracts to modify the interest rate characteristics of designated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. The Corporation hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three to five years for hedges converting an aggregate of $20.0 million in floating-rate debt to fixed. The fair value of these derivatives, totaling a loss of $732,000 at September 30, 2010, is reported as a contra account in other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Ineffectiveness of these swaps, if any, is recognized immediately in earnings. The change in value of these derivatives during the quarter ended September 30, 2010 resulted in no adjustment to current earnings, as the swaps were measured as effective.

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
Shareholders’ equity was $119.5 million or 6.56% of total assets at September 30, 2010. During the three months ended September 30, 2010, shareholders’ equity increased by $524,000 due primarily to net income of $2.2 million offset by a $1.2 million increase to other comprehensive loss and declaration of common and preferred stock dividends of $507,000. The other comprehensive loss is due primarily to non-credit related OTTI charges recognized on held to maturity investment securities. The Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury.
The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At September 30, 2010, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 6.31%, 9.90% and 11.07%, respectively. The regulatory capital ratios for Parkvale Bank at September 30, 2010 are calculated as follows:

	Tier 1	Tier 1	Total
	Core	Risk-Based	Risk-Based
(Dollars in 000’s)	Capital	Capital	Capital

Equity capital (1)	$139,845	$139,845	$139,845
Less non-allowable intangible assets	(28,284)	(28,284)	(28,284)
Less non-allowable deferred tax asset	(10,054)	(10,054)	(10,054)
Plus permitted valuation allowances (2)	—	—	13,686
Plus accumulated other comprehensive income	13,853	13,853	13,853

Total regulatory capital	115,360	115,360	129,046
Minimum required capital	73,094	46,621	93,241

Excess regulatory capital	$42,266	$68,739	$35,805

Adjusted total assets (1)	$1,827,351	$1,165,517	$1,165,517
Regulatory capital as a percentage	6.31%	9.90%	11.07%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	2.31%	5.90%	3.07%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2010.

(2)	Limited to 1.25% of risk adjusted total assets.

Results of Operations — Comparison of Three Months Ended September 30, 2010 and 2009:
For the three months ended September 30, 2010, net income available to common shareholders was $1.8 million compared to $458,000 for the quarter ended September 30, 2009. Net income per common diluted share was $0.33 for the quarter ended September 30, 2010 and $0.08 for the quarter ended September 30, 2009. Excluding the preferred stock dividend, net income was $2.2 million for the three months ended September 30, 2010, compared to $855,000 for the three months ended September 30, 2009. The $1.4 million increase in net income for the September 30, 2010 quarter reflects a $1.8 million reduction in non-cash debt security impairment charges and a $1.3 million decrease in the provision for loan losses, partially offset by increases in tax expense and noninterest expense.
Interest Income:
Parkvale had interest income of $16.8 million during the three months ended September 30, 2010 versus $20.0 million during the comparable period in 2009. The $3.2 million or 15.9% decrease is the result of a $91.8 million or 5.1% decrease in the average balance of interest-earning assets and a 50 basis point decrease in the average yield from 4.45% in the September 30, 2009 quarter to 3.95% in the current quarter. Interest income from loans decreased $1.7 million or 11.8%, resulting from a decrease in the average outstanding loan balances of $70.0 million or 6.4% and a 32 basis point decrease in the average yield from 5.42% in 2009 to 5.10% in 2010. The decrease in the loan portfolio was primarily due to a decline in single-family residential mortgage loans. Investment interest income decreased by $1.5 million or 28.5% due to a 74 basis point decrease in the average yield from 3.72% in the September 30, 2009 quarter to 2.98% in the current quarter and a decrease of $60.3 million or 10.9% in the average balance. During the quarter ended September 30, 2010, Parkvale sold $49 million of its available for sale non-agency collateralized mortgage obligations, which were rated below investment grade at June 30, 2010. Interest income earned on federal funds sold increased $24,000 or 24.5% from the 2009 quarter due to an increase of $38.4 million or 25.1% in the average balance during the September 30, 2010 quarter. The current Federal Reserve target rate is 0.25%. The weighted average yield on all interest-earning assets was 3.89% at September 30, 2010 and 4.36% at September 30, 2009.
Interest Expense:
Interest expense decreased $2.7 million or 25.4% from the 2009 to the 2010 quarter. The decrease was due to a 58 basis point decrease in the average rate paid on deposits and borrowings from 2.44% in 2009 to 1.86% in 2010 and a decrease in the average deposits and borrowings of $28.6 million or 1.6%. At September 30, 2010, the average rate payable on liabilities was 1.34% for deposits, 4.67% for borrowings, 6.78% for term debt and 1.78% for combined deposits, borrowings and debt.
Net Interest Income:
Net interest income was $8.9 million for the quarter ended September 30, 2010 compared to $9.3 million for the quarter ended September 30, 2009. The $459,000 or 4.9% decrease is primarily attributable to a decrease in net average interest-earning assets of $63.2 million or 127.8%, offset by an 8 basis point increase in the average interest rate spread from 2.01% in 2009 to 2.09% in 2010.
Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended September 2010 decreased by $1.3 million or 54.8% from the September 2009 quarter based upon an analysis of credit factors related to the Bank’s portfolio and related reserve levels as of September 30, 2010. The level of nonperforming loans decreased by $7.6 million or 21.9% at September 30, 2010 compared to September 30, 2009. Aggregate valuation allowances were 1.90%, 1.83% and 1.79% of gross loans at September 30, 2010, June 30, 2010 and September 30, 2009, respectively.

Nonperforming loans and real estate owned aggregated $36.5 million, $35.2 million and $40.9 million at September 30, 2010, June 30, 2010 and September 30, 2009, representing 2.00%, 1.91% and 2.15% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2010 were $19.6 million, compared to $19.2 million at June 30, 2010 and $19.5 million at September 30, 2009. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning trends experienced. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Noninterest Income:
Total noninterest income for the three months ended September 30, 2010 increased by $2.2 million due primarily to a $1.8 million decrease in non-cash debt security impairment charges. The net credit-related OTTI charge recognized in earnings during the quarter ended September 30, 2010 was $996,000 compared to $2.8 million during the September 30, 2009 quarter. The $2.0 million non-credit portion of the total $3.0 million of other than temporary impairment charge in the September 30, 2010 quarter is included in other comprehensive income, and is reported separately from net income. The September 30, 2010 quarter writedowns were due to the other than temporary impairment of four pooled trust preferred securities resulting primarily from the deterioration of and payment deferral by issuers during the current quarter. The $2.8 million impairment charge recognized during the September 30, 2009 quarter was the result of issuers for two pooled trust preferred securities going into default status during the quarter. Noninterest income included increases of $107,000 or 6.5% of service charges on deposit accounts, $14,000 or 3.8% of other fees and service charges and $227,000 or 41.8% of other income. Annuity fee and commission income was $313,000 in the 2010 quarter compared to $218,000 in the 2009 quarter. The net gain on sale of assets was $1.2 million for the quarter ended September 30, 2010 compared to $1.1 million for the quarter ended September 30, 2009. The gain recognized during the current quarter pertains to the disposition of $49 million of below-investment grade non-agency collateralized mortgage obligations, which were reclassified from held to maturity to available for sale at June 30, 2010 due to existing and projected credit deterioration at June 30, 2010. The gain on sale of assets for the three months ended September 30, 2009 relates primarily to the recovery upon sale of previously written-down preferred stock securities.
Noninterest Expense:
Total noninterest expense increased by $458,000 or 6.0% for the three months ended September 30, 2010 compared to the September 30, 2009 quarter. This increase is primarily due to a $326,000 or 57.4% increase in FDIC insurance related to a higher premium rate charged by the FDIC in 2010, and the absence of any credits which were previously used. Compensation and employee benefits expense increased by $121,000 or 3.2% during the quarter ended September 30, 2010 from the comparable 2009 quarter related to higher expense for employee benefit plans. Marketing expense increased by $17,000 or 25.4%. Annualized noninterest expense as a percentage of average assets was 1.74% for the quarter ended September 30, 2010 and 1.59% for the quarter ended September 30, 2009.
Income Tax Expense (Benefit):
Income tax for the three months ended September 30, 2010 was $638,000 compared to a tax benefit of $515,000 for the quarter ended September 30, 2009. The income tax benefit in the September 2009 quarter was due to a lower level of pretax income combined with the reversal of a previously provided tax valuation allowance on an equity security that was subsequently sold at a recovery in the September 2009 quarter. The overall effective tax rate was 22.3% for the three months ended September 30, 2010 compared to 156.6% (benefit) for the September 2009 quarter. The effective tax rate of 22.3% for the September 2010 quarter is lower than the federal statutory tax rate of 35% due to the tax benefits resulting from tax-exempt instruments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are presented at June 30, 2010 in Item 7A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 13, 2010, as amended on November 12, 2010.
Item 4. Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and Chief Financial Officer, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and Chief Financial Officer, concluded that Parkvale’s disclosure controls and procedures were effective as of September 30, 2010. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
Risk factor disclosures are presented at June 30, 2010 in Item 1A of the Corporation’s Form 10-K, filed with the SEC on September 13, 2010, as amended on November 12, 2010. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable

(b)	Not applicable

(c)	Not applicable
Item 3. Defaults Upon Senior Securities
     None

Item 4. Reserved
     N/A
Item 5. Other Information
     None
Item 6. Exhibits. The following exhibits are filed here within:
10.18	Waiver and Second Amendment to Loan Documents between Parkvale Financial Corporation and PNC Bank, National Association, Dated November 12, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkvale Financial Corporation
DATE: November 12, 2010	By:	/s/ Gilbert A. Riazzi
Gilbert A. Riazzi
Vice President and Chief Financial Officer

DATE: November 12, 2010	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer