Form 10-Q
period 2010-12-31
PARKVALE FINANCIAL CORP
filed 2011-02-14
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on February 10, 2011 was $10.39 per share. Number of shares of Common Stock outstanding as of February 10, 2011 was 5,582,362.

PARKVALE FINANCIAL CORPORATION

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$17,097	$17,736
Federal funds sold	106,550	135,773

Cash and cash equivalents	123,647	153,509
Interest-earning deposits in other banks	3,362	801
Investment securities available for sale at fair value (cost of $5,501 at December 31 and $65,778 at June 30)	5,245	65,770
Investment securities held to maturity (fair value of $499,734 at December 31 and $437,931 at June 30)	501,852	443,452
Federal Home Loan Bank Stock, at cost	13,640	14,357
Loans, net of allowance of $19,621 at December 31 and $19,209 at June 30	1,017,834	1,032,363
Foreclosed real estate, net	8,869	8,637
Office properties and equipment, net	17,045	17,374
Goodwill	25,634	25,634
Intangible assets	2,422	2,877
Prepaid expenses and other assets	71,566	77,606

Total assets	$1,791,116	$1,842,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,458,571	$1,488,073
Advances from Federal Home Loan Bank	165,875	185,973
Term debt	22,500	23,750
Other debt	11,294	13,865
Advance payments from borrowers for taxes and insurance	6,965	7,526
Other liabilities	3,775	4,249

Total liabilities	1,668,980	1,723,436

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	2,235	2,734
Treasury stock at cost (1,159,215 shares at December 31 and 1,205,683 shares at June 30)	(24,222)	(25,193)
Accumulated other comprehensive loss	(13,740)	(13,413)
Retained earnings	119,366	116,319

Total shareholders’ equity	122,136	118,944

Total liabilities and shareholders’ equity	$1,791,116	$1,842,380

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Interest income:
Loans	$12,814	$14,231	$25,861	$29,023
Investments	3,464	4,964	7,134	10,096
Federal funds sold	85	105	207	203

Total interest income	16,363	19,300	33,202	39,322

Interest expense:
Deposits	4,767	7,386	9,995	15,379
Borrowings	2,384	2,824	5,136	5,535

Total interest expense	7,151	10,210	15,131	20,914

Net interest income	9,212	9,090	18,071	18,408
Provision for loan losses	1,015	1,398	2,049	3,687

Net interest income after provision for losses	8,197	7,692	16,022	14,721

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(946)	(3,240)	(3,981)	(6,001)
Non-credit related losses recognized in other comprehensive income	—	2,458	2,039	2,458

Net impairment losses recognized in earnings	(946)	(782)	(1,942)	(3,543)

Service charges on deposit accounts	1,665	1,615	3,424	3,267
Other service charges and fees	381	359	762	726
Net gain on sale of investments	194	1,103	1,366	2,205
Other	522	511	1,292	1,054

Total noninterest income	1,816	2,806	4,902	3,709

Noninterest Expense:
Compensation and employee benefits	3,472	3,625	7,400	7,432
Office occupancy	1,047	1,095	2,114	2,206
Marketing	94	93	178	160
FDIC insurance	904	645	1,798	1,213
Office supplies, telephone and postage	538	463	1,010	933
Other	1,597	1,393	3,202	2,962

Total noninterest expense	7,652	7,314	15,702	14,906

Income before income taxes	2,361	3,184	5,222	3,524
Income tax expense	520	759	1,158	244

Net income	1,841	2,425	4,064	3,280
Less: Preferred stock dividend	397	397	794	794

Income to common shareholders	$1,444	$2,028	$3,270	$2,486

Net income per common basic share	$0.26	$0.38	$0.59	$0.46
Net income per common diluted share	$0.26	$0.38	$0.59	$0.46

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Six months ended
	December 31,
	2010	2009
Cash flows from operating activities:
Interest received	$33,814	$38,828
Loan fees received	358	182
Other fees and commissions received	4,932	4,490
Interest paid	(15,239)	(20,882)
Cash paid to suppliers and others	(11,217)	(31,617)
Income taxes refund	3,750	—

Net cash provided by (used in) operating activities	16,398	(8,999)

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	51,308	2,192
Proceeds from maturities of investment securities held to maturity	149,541	180,056
Purchase of investment securities held to maturity	(202,022)	(256,644)
(Purchase) maturity of deposits in other banks	(2,561)	3,307
Loan sales	—	7,527
Purchase of loans	(10,722)	—
Principal collected on loans	141,221	135,861
Loans made to customers, net of loans in process	(118,292)	(91,292)
Other	(93)	(149)

Net cash provided by (used in) investing activities	8,380	(19,142)

Cash flows from financing activities:
Net increase in checking and savings accounts	11,517	51,673
Net (decrease) in certificates of deposit	(41,019)	(34,779)
Repayment of FHLB advances	(19,997)	(13)
Net (decrease) in other borrowings	(2,571)	(5,776)
Repayment of term debt	(1,250)	—
Net (decrease) in borrowers’ advances for taxes and insurance	(561)	(680)
Dividends paid	(1,181)	(1,336)
Contribution to benefit plans	422	588

Net cash (used in) provided by financing activities	(54,640)	9,677

Net (decrease) in cash and cash equivalents	(29,862)	(18,464)

Cash and cash equivalents at beginning of period	153,509	165,891

Cash and cash equivalents at end of period	$123,647	$147,427

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,064	$3,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	877	965
(Accretion) and amortization of loan fees and discounts	158	(969)
Loan fees collected and deferred and (premiums paid)	42	(2)
Provision for loan losses	2,049	3,687
Net writedown on sale of securities	576	1,338
Decrease in accrued interest receivable	369	414
Decrease (increase) in other assets	5,670	(14,950)
Increase in accrued interest payable	6	146
Increase (decrease) in other liabilities	2,587	(2,908)

Total adjustments	12,334	(12,279)

Net cash provided by (used in) operating activities	$16,398	($8,999)

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are sold for one-day periods. Loans transferred to foreclosed assets aggregated $4.3 million for the six months ended December 31, 2010 and $2.8 million for the six months ended December 31, 2009, and is included in the principal collected on loans component of the consolidated statements of cash flows. Loans were transferred to foreclosed assets at the lesser of their carrying value or indicated fair value, less costs to sell.

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Equity

Balance, June 30, 2010	$31,762	$6,735	$2,734	($25,193)	($13,413)	$116,319	$118,944
Net income, six months ended December 31, 2010						4,064	4,064
Accumulated other comprehensive income (loss):
Change in swap liability, net of tax					(160)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of ($113)					322
Reclassification adjustment, net of taxes of $263					(489)		(327)
Comprehensive income							3,737

Dividends declared on common stock at $0.02 per share						(223)	(223)
Dividends on preferred stock						(794)	(794)
Sale of treasury stock to ESOP			(549)	971			422
Recognition of stock option compensation expense			50				50

Balance, December 31, 2010	$31,762	$6,735	$2,235	($24,222)	($13,740)	$119,366	$122,136

Balance, June 30, 2009	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760
Net income, six months ended December 31, 2009						3,280	3,280
Accumulated other comprehensive Income (loss):
Change in swap liability					(201)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $(128)					(201)
Reclassification adjustment, net of taxes of $(805)					(1,400)		(1,802)

Comprehensive income							1,478
Dividends declared on common stock at $0.10 per share						(546)	(546)
Dividends on preferred stock						(794)	(794)
Sale of treasury stock to ESOP			(1,160)	1,748			588
Recognition of stock option compensation expense			27				27

Balance, December 31, 2009	$31,762	$6,735	$2,983	($25,566)	($1,812)	$137,411	$151,513

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
NOTE 1. STATEMENTS OF OPERATIONS
The statements of operations for the six months ended December 31, 2010 and 2009 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for fiscal year ended June 30, 2011. The Annual Report on Form 10-K for the year ended June 30, 2010 contains additional information and should be read in conjunction with this report.
NOTE 2. RECLASSIFICATION
Certain amounts in prior period’s financial statements have been reclassified to conform to the current period presentation. The reclassifications had no significant effect on Parkvale’s financial condition or results of operations.
NOTE 3. SUBSEQUENT EVENTS
The Corporation evaluated and disclosed all material subsequent events that provide evidence about conditions that existed as of December 31, 2010 through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSS
Loans are summarized as follows:

	December 31, 2010	June 30, 2010
Mortgage loans:
1-4 Family	$646,988	$660,685
Commercial	164,373	159,991

	811,361	820,676
Consumer loans:
Home Equity	146,724	147,567
Automobile	30,128	34,817
Other Consumer	9,249	7,250

	186,101	189,634
Commercial business loans	39,055	40,445

Total gross loans	1,036,517	1,050,755
Less: Loans in process	2	135
Allowance for loan losses	19,621	19,209
Unamortized premiums and deferred loan fees	(940)	(952)

Loans, net	$1,017,834	$1,032,363

The loans receivable portfolio is segmented into mortgage loans, consumer loans and commercial business loans. The mortgage loan segment has two classes, 1-4 family first lien residential mortgage loans and commercial mortgage loans, which are comprised of commercial real estate, multi-family and acquisition and development loans. The consumer loan segment consists of the three classes, home equity loans, automobile loans and other loans. The commercial segment consists of one class, commercial and industrial loans.
Portfolio Risk Characteristics:
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial business loans and commercial mortgage loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.
For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.
For commercial business loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual 1-4 family mortgage loans or consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.
Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if a pattern of consistent principal and interest payments under the modified terms is demonstrated after modification. Loans classified as troubled debt restructurings are designated as impaired.
1-4 family loans include residential first mortgage loans originated by Parkvale Bank in the greater Pittsburgh Metropolitan area, which comprises its primary market area, and loans purchased from other financial institutions in the secondary market, which are geographically diversified. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually. We underwrite 1 to 4 family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on 1 to 4 family first mortgage loans. In underwriting 1-4 family residential mortgage loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Real estate loans originated by the Company generally contain a

“due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has not engaged in sub-prime residential mortgage loan originations. Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac. All of Parkvale’s lending activities, including loan purchases, are subject to written underwriting standards and loan origination procedures approved by the Board of Directors.
Commercial mortgage loans include commercial real estate, multi-family and other loans that are secured by non-farm nonresidential properties. Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by 1-4 family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.
Consumer loans include home equity loans secured by first or second liens on residential property, automobile loans and other unsecured consumer loans. The Company currently originates most of its consumer loans in its primary market area and surrounding areas. The Company originates consumer loans primarily on a direct basis. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan.
Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Commercial business loans are primarily short term facilities extended to small businesses and professional located within the communities served by Parkvale, and are generally secured by business assets of the borrower. The commercial business loans, which we originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Nonaccrual, substandard and doubtful loans are assessed for impairment. The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010:

		Special
	Pass	Mention	Substandard	Doubtful	Total

Mortgage loans:
1-4 family	$621,311	$3,772	$21,905	$—	$646,988
Commercial	160,559	447	3,367	—	164,373
Consumer loans:
Home Equity	145,673	—	1,051	—	146,724
Automobile	29,876	—	252	—	30,128
Other Consumer	9,227	—	—	22	9,249
Commercial business loans	34,659	11	4,385	—	39,055

Total	$1,001,305	$4,230	$30,960	$22	$1,036,517

Pass-rated loans consist of facilities which do not currently expose the Bank to sufficient risk to warrant classifications. Special mention loans have potential weaknesses requiring management’s close attention that if uncorrected, may result in deterioration of the repayment prospects. Substandard loans have a well-defined weakness that jeopardizes liquidation of the debt, and includes loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Doubtful loans have all the weaknesses inherent with substandard facilities with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.
The following table presents nonaccrual loans by class of the loan portfolio as of December 31, 2010:

Mortgage loans:
1-4 family	$21,905
Commercial	796
Consumer loans:
Home Equity	751
Automobile	190
Other Consumer	22
Commercial business loans	3,046

Total	$26,710

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
A loan is considered impaired when, based on current information and events, it is probable that Parkvale will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The following table summarizes information regarding impaired loans by loan portfolio class as of December 31, 2010:

		Unpaid		Average
	Net Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Mortgage loans:
1-4 family	$19,454	$19,454	$—	$19,167	$246
Commercial	—	—	—	—	—
Consumer loans:
Home Equity	—	—	—	—	—
Automobile	—	—	—	—	—
Other Consumer	—	—	—	—	—
Commercial business loans	2,672	2,672	—	2,672	—

With an allowance recorded:
Mortgage loans:
1-4 family	$10,232	$15,710	$5,478	$10,371	$—
Commercial	1,336	1,861	525	1,429	14
Consumer loans:
Home Equity	415	591	176	121	—
Automobile	155	284	129	125	—
Other Consumer	—	18	18	—	—
Commercial business loans	—	49	49	—	—

Total:
Mortgage loans:
1-4 family	$29,686	$35,164	$5,478	$29,538	$246
Commercial	1,336	1,861	525	1,429	14
Consumer loans:
Home Equity	415	591	176	121	—
Automobile	155	284	129	125	—
Other Consumer	—	18	18	—	—
Commercial business loans	2,672	2,721	49	2,672	—

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
At December 31, 2010, modifications have been performed at market terms on 125 loans totaling $19,454 primarily related to extension of maturity dates and extension of interest-only payment periods of thirty-six months or less. These modified loans, which are all performing at December 31, 2010, are included in the reported $22,126 of impaired loans without a related allowance for loan losses amount above. The discounted cash flow analysis related to these modifications results in an insignificant impact over the life of the loan.
The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

							Loans
		60-89		Total			Receivable
	30-59 Days	Days	Greater than	Past		Total Loans	> 90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivables	and Accruing

Mortgage loans:
1-4 family	$5,428	$4,601	$26,675	$36,704	$573,580	$646,988	$—
Commercial	922	201	1,393	2,516	159,341	164,373	—
Consumer loans:
Home Equity	851	200	812	1,863	142,998	146,724	—
Automobile	383	78	276	737	28,654	30,128	—
Other Consumer	17	5	14	36	9,177	9,249	—
Commercial business loans	330	27	3,096	3,453	32,149	39,055	—

Total	$7,931	$5,112	$32,266	$45,309	$945,899	$1,036,517	$—

The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
The following summarizes the allowance for loan loss activity for the six month period ended December 31:

	2010	2009
Beginning balance	$19,209	$17,960
Provision for losses — mortgage loans	2,004	3,616
Provision for losses — consumer loans	49	74
Provision for (recovery of) losses — commercial business loans	(4)	(3)
Loans recovered	43	25
Loans charged off	(1,680)	(2,789)

Ending balance	$19,621	$18,883

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents the Allowance for Loan Losses and Recorded Investment in Financing Receivables at December 31, 2010:

						Commercial
	1-4 family	Commercial			Other	Business
	Mortgage	Mortgage	Home Equity	Automobile	Consumer	Loans	Total

Allowance for Loan Losses:
Balance at December 31, 2010	$10,508	$3,741	$2,199	$852	$44	$2,277	$19,621
Ending balance: individually evaluated for impairment	$5,478	$525	$176	$129	$18	$49	$6,375
Ending balance: collectively evaluated for impairment	$5,030	$3,216	$2,023	$723	$26	$2,228	$13,246
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Recorded Investment:
Ending balance	$646,988	$164,373	$146,724	$30,128	$9,249	$39,055	$1,036,517
Ending balance: individually evaluated for impairment	$35,164	$1,861	$591	$284	$18	$2,721	$40,639
Ending balance: collectively evaluated for impairment	$611,824	$162,512	$146,133	$29,844	$9,231	$36,334	$995,878
NOTE 5. COMPREHENSIVE INCOME
Sources of comprehensive income (loss) not included in net income are unrealized gains and losses on certain investments in equity securities, mortgage-backed securities, corporate debt and swaps on interest rate contracts. For the six months ended December 31, 2010 and 2009, total comprehensive income amounted to $3,737 and $1,478, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale (“AFS”) security portfolio are measured at fair value using quoted market prices and classified within Level I of the valuation hierarchy. Mutual funds in the available-for-sale security portfolio are measured at fair value using Level II valuation hierarchy. Interest rate swaps are priced using other similar financial instruments and are classified as Level II.
Financial Instruments — Measured on a recurring basis

	December 31, 2010				June 30, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Available for sale securities:
CMOs — Non Agency (Residential)	$—	$—	$—	$—	$—	$59,804	$—	$59,804
Common Equities	1	—	—	1	682	—	—	682
Mutual Fund — ARM mortgages	—	5,244	—	5,244	—	5,284	—	5,284
Interest rate swaps	—	515	—	515	—	494	—	494

Total	$1	$5,759	$—	$5,760	$682	$65,582	$—	$66,264

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of December 31, 2010. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level III inputs. Pooled trust preferred securities and impaired loans are measured using Level III valuation hierarchy. Our pooled trust preferred securities are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies, and to a lesser extent, insurance companies. There has been little or no active trading in these securities for approximately twenty-four months; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.
The estimated fair value of impaired loans is based upon the estimated fair value of the collateral less estimated selling costs when the loan is collateral dependent, or based upon the present value of expected future cash flows available to pay the loan. Collateral values are generally based upon appraisals from approved, independent state certified appraisers.
The estimated fair value of foreclosed real estate is comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. Foreclosed real estate acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or fair value less costs to sell. Subsequently, these assets are carried at the lower of the carrying value or fair value less costs to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by licensed or certified appraisers and is classified as Level II.

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
Other than temporarily impaired (“OTTI”) — Held to maturity trust preferred securities	—	—	$10,521	$10,521
Impaired loans	—	—	12,138	12,138
Impaired foreclosed real estate	—	3,847	—	3,847
The carrying value of impaired loans was $18,513 with an allowance for loss of $6,375 at December 31, 2010. The carrying value of the foreclosed real estate was $4,744 with an allowance of $897 at December 31, 2010, and the charge to earnings during the December 31, 2010 quarter related to impaired foreclosed real estate was $248.
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
Interest-Earning Deposits in Other Banks
Accrued interest
Cash Surrender Value (CSV) of Bank Owned Life Insurance (BOLI)
Checking, savings and money market accounts
The following methods and assumptions were used to estimate the fair value of other classes of financial instruments as of December 31, 2010 and June 30, 2010.
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents additional information about financial assets and liabilities measured at fair value:

	December 31, 2010		June 30, 2010
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets:
Cash and non-interest-earning deposits	$17,097	$17,097	$17,736	$17,736
Federal funds sold	106,550	106,550	135,773	135,773
Interest-earning deposits in other banks	3,362	3,362	801	801
Investment securities available for sale	5,245	5,245	65,770	65,770
Investment securities held to maturity	499,734	501,852	437,931	443,452
FHLB stock	13,640	13,640	14,357	14,357
Loans receivable	1,065,430	1,036,517	1,087,009	1,050,755
Accrued interest receivable	5,828	5,828	7,409	7,409
Cash surrender value of BOLI	25,834	25,834	25,288	25,288

Financial Liabilities:
Checking, savings and money market accounts	$707,924	$707,924	$696,364	$696,364
Certificates of deposit	775,208	750,647	812,339	791,709
Advances from Federal Home Loan Bank	183,850	165,875	204,699	185,973
Term debt	23,015	22,500	24,244	23,750
Other debt	10,717	11,294	13,156	13,865
Interest rate swap	515	515	494	494
Accrued interest payable	909	909	902	902

Off-balance sheet loan instruments	($16)	$—	$118	$—
NOTE 7. INVESTMENT SECURITIES
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
As a result of this guidance, Parkvale’s consolidated statements of operations as of December 31, 2010 and December 31, 2009 reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that Parkvale intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the non-credit loss is recognized in other comprehensive income, net of applicable taxes.
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
The Bank’s FHLB stock totaled $13,640 at December 31, 2010 and $14,357 at June 30, 2010. The Bank accounts for the stock based on U.S. GAAP, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.
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
The Bank believes its holdings in the stock are ultimately recoverable at par value at December 31, 2010 and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Bank has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
At December 31, 2010 and June 30, 2010, the following comprises Parkvale’s investment portfolio:

	December 31, 2010		June 30, 2010
Available for Sale Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMOs — Non Agency (Residential)	—	—	$59,804	$59,804
Mutual Funds — ARM mortgages	5,500	5,244	5,500	5,284
Common equities	1	1	474	682

Total available for sale investments	$5,501	$5,245	$65,778	$65,770

	December 31, 2010		June 30, 2010
Held to Maturity Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	$158,440	$158,785	$194,248	$195,920
Municipal obligations	25,743	26,044	21,641	22,345
Corporate debt:
Short to medium term corporate debt	33,121	34,101	27,112	28,352
Pooled trust preferred securities	21,204	19,026	24,229	16,849
Individual trust preferred securities	9,334	8,045	9,322	7,977
Mortgage-backed securities:
Agency	182,195	183,147	93,248	95,055
Agency Collateralized Mortgage Obligations (“CMOs”)	8,737	8,931	10,357	10,630
CMOs — non agency	63,078	61,655	63,295	60,803

Total held to maturity investments	$501,852	$499,734	$443,452	$437,931

The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, is included in the table below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay the obligation.

	Amortized
	Cost	Fair Value

Due in one year or less	$25,558	$25,823
Due after one year through five years	122,049	123,835
Due after five years through ten years	93,976	93,513
Due after ten years	260,269	256,563

Total debt securities	$501,852	$499,734

Liquidity concerns in the financial markets have made it difficult to obtain reliable market quotations on some infrequently traded securities that are held to maturity. Corporate debt has been valued using financial models permitted by guidance in ASC 820 for Level III (see Fair Value Note) assets as active markets did not exist at December 31, 2010 and June 30, 2010 to provide reliable market quotes. The assets included in Level III pricing relate to pooled trust preferred securities. The trust preferred market has been severely impacted by the deteriorating economy and the lack of liquidity in the credit markets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The unrealized losses on investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets. Based on the credit-worthiness of the issuers and discounted cash flow analyses, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired. The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010:

	Less than 12 months		Greater than 12 months
	Of unrealized losses		of unrealized losses		Total
		Unrealized		Unrealized		Unrealized
Available for Sale Investments	Fair Value	loss	Fair Value	loss	Fair Value	loss
Mutual funds — ARM mortgages	$—	$—	$4,728	$272	$4,728	$272

Held to Maturity Investments
U.S. Government and agency obligations	61,941	742	—	—	61,941	742
Municipal obligations	11,604	201	—	—	11,604	201
Corporate debt	9,161	98	—	—	9,161	98
Pooled trust preferred securities	—	—	8,505	4,465	8,505	4,465
Individual trust preferred securities	—	—	4,689	1,435	4,689	1,435
Non agency CMO’s	146	21	24,110	3,455	24,256	3,476
Mortgage-backed securities	96,993	1,094	8	1	97,001	1,095

Totals	$179,845	$2,156	$42,040	$9,628	$221,885	$11,784

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Available for sale investments.
Mutual Funds. Parkvale has investments in two adjustable rate mortgage mutual funds with an aggregate amortized cost of $5,500 at December 31, 2010. The larger of the two investments, which had a fair value of $4,728 at December 31, 2010, has had an unrealized loss in excess of one year of $272 and $240 at December 31, 2010 and at June 30, 2010, respectively. Parkvale evaluated the near-term prospects of the issuer of the mutual fund in relation to the severity and duration of the impairment. Based on this evaluation and Parkvale’s ability to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of this investment to be other-than-temporarily impaired at December 31, 2010.
Common Equities. At December 31, 2010, Parkvale had investments in three different common equities, which had an aggregate amortized cost of $1 and an aggregate fair value of $1 at December 31, 2010 and an aggregate amortized cost of $474 and an aggregate fair value of $682 at June 30, 2010.
Held to maturity securities.
U.S. Government and Agency Obligations. At December 31, 2010, the $158,785 fair value of Parkvale’s investments in U.S. Government and Agency obligations was greater than the $158,440 book value of such investments. Certain of these investments show unrealized losses of less than one year of $742 at the balance sheet date. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Parkvale intends to hold these securities to the contractual maturity of such investments and it is more likely than not that Parkvale will not be required to sell the investments before recovery of its amortized cost.
Trust Preferred Securities. Trust preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity. Most of the Corporation’s investments in trust preferred securities are of pooled issues, each made up of 23 or more companies with geographic and size diversification. Unless otherwise noted, the Corporation’s pooled trust preferred securities are substantially secured by bank and thrift holding companies (approximately 85% in the aggregate) and by insurance companies (approximately 15% in the aggregate). No single company represents more 5% of any individual pooled offering. While certain companies are in more than one pool, no single company represents more than a 5% interest in the aggregate pooled investments. The pooled trust preferred investments were all investment grade at purchase with an initial average investment grade rating of A. As a result of the overall credit market and the number of underlying issuers deferring interest payments, as well as issuers defaulting, the rating agencies have downgraded the securities to below investment grade as of December 31, 2010. All of these investments are classified as held to maturity.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Management believes trust preferred valuations have been negatively affected by an inactive market and concerns that the underlying banks and insurance companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns. When evaluating these investments, a determination is made of the credit portion and the noncredit portion of impairment. The credit portion is recognized in earnings and represents the expected shortfall in future cash flows. The noncredit portion is recognized in other comprehensive income and represents the difference between the fair value of the security and the amount of credit related impairment, which is discussed in the following paragraphs. A discounted cash flow analysis provides the best estimate of the credit related portion of the impairment for these securities. Parkvale’s pooled trust preferred collateralized debt obligations are measured for other than temporary impairment within the scope of US GAAP, by determining whether it is probable that an adverse change in estimated cash flows has occurred. The discounted cash flow analysis is considered to be the primary evidence when determining whether credit related impairment exists.
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
At December 31, 2010, the 16 pooled trust preferred securities have an amortized cost basis of $21,204 and an estimated fair value of $19,026, while the single-issuer trust preferred securities have an amortized cost basis of $9,334 and an estimated fair value of $8,045. The net unrealized losses on the trust preferred securities at December 31, 2010, which aggregated $2,178 on the pooled securities and $1,289 on the individual securities, are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.
At December 31, 2010, as permitted by the debt instruments, there are 11 pooled trust preferred securities with an amortized cost basis of $7,993 that have for one reason or another chosen to defer payments. Interest payments aggregating $465 have been capitalized to the balance of the securities as permitted by the underlying trust agreement and interest payments aggregating $1,811 have been deferred since the respective securities began to defer payments. Deferred payments are not included in interest income. Interest payments totaling $186 were deferred during the quarter ended December 31, 2010 and no payments were capitalized during the quarter.
Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments and as such, it is expected that the remaining trust preferred securities will not be settled at a price less than the current carrying value of the investments. The Corporation has concluded from detailed cash flow analysis performed as of December 31, 2010 that it is probable that all contractual principal and interest payments will be collected on all of its single-issuer and pooled trust preferred securities, except for those on which OTTI was recognized on the pooled trust preferred securities.
Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, and it is more likely than not that Parkvale will not be required to sell the investments before recovery of its amortized cost, Parkvale does not consider the remaining value of these assets to be other-than-temporarily impaired at December 31, 2010. However, continued interest deferrals and/or insolvencies by participating issuers could result in a further writedown of one or more of the trust preferred investments in the future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table provides information relating to the Corporation’s trust preferred securities as of December 31, 2010.

											Excess
										Expected	Subordination
						Lowest		Actual	Actual	Defaults (%	(as a % of
			Amortized		Unrealized	Credit	# of	Default %	Deferral %	of performing	performing
Deal	Note Class	Par Value	Cost	Fair Value	Gain (Loss)	Ratings	Issuers	(1)	(1) (2)	collateral) (3)	collateral) (4)

Pooled Investments
P1	C1	5,000	350	450	100	C	80	20.4%	15.2%	9.7%	0.0%
P2	A2A	5,000	2,012	2,250	238	CCC-	76	16.0%	18.0%	10.5%	7.9%
P3	C1	4,592	735	1,240	505	C	85	11.2%	11.3%	14.5%	0.0%
P4	C1	5,058	354	809	455	C	72	15.3%	8.7%	11.7%	0.0%
P5	C1	5,023	151	151	—	C	93	13.3%	15.1%	13.5%	0.0%
P6	C1	3,075	30	30	—	C	68	19.1%	16.3%	13.3%	0.0%
P8	C	3,219	129	225	96	C	56	14.7%	15.3%	10.3%	0.0%
P9	B	2,008	80	141	61	C	54	12.2%	26.4%	11.0%	0.0%
P10	B1	5,000	4,884	4,100	(784)	CCC	24	0.0%	5.8%	16.7%	12.1%
P11	Mezz	1,500	555	585	30	C	23	18.3%	19.5%	7.8%	0.0%
P12	B2	1,000	288	440	152	C	34	14.4%	15.9%	11.2%	0.0%
P13	B	3,909	3,759	547	(3,212)	C	45	14.4%	16.2%	10.3%	0.0%
P14	A1	4,648	4,327	3,858	(469)	CCC	50	18.3%	11.9%	10.2%	34.4%
P15	B	5,000	1,700	2,000	300	C	34	24.0%	12.2%	12.3%	0.0%
P16	C1	5,000	1,100	1,350	250	C	46	19.7%	3.4%	8.1%	0.0%
P17	C1	5,000	750	850	100	C	43	21.1%	8.2%	13.1%	0.0%

Subtotal	16	64,032	21,204	19,026	(2,178)

Single Issuer Investments
S1	N/A	1,000	930	711	(219)	BB+	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,969	1,356	(613)	BB+	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,778	2,337	(441)	A-	1	0.0%	0.0%	0.0%
S4	N/A	500	447	285	(162)	BB-	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,005	1,096	91	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	711	731	20	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	494	508	14	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	1,021	21	BB+	1	0.0%	0.0%	0.0%

Subtotal	8	9,729	9,334	8,045	(1,289)

Grand total of Trust Preferred holdings		73,761	30,538	27,071	(3,467)
The above listings do not include 7 trust preferred investments written off in prior periods.

Notes:

(1)	As a percentage of the total collateral.

(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.

(3)	Expected defaults are determined by an analysis of each security.

(4)	Excess subordination measures the performing collateral coverage of the outstanding liabilities (as a % of performing collateral).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Non agency CMOs. The non agency CMO securities of $63,078 at December 31, 2010 are supported by underlying collateral that was originated as follows:

Year originated	Amortized Cost	Fair Value
2003	$20,185	$21,627
2004	28,518	26,873
2005	4,290	4,524
2007	6,341	4,892
2008	3,744	3,739

	$63,078	$61,655

The non agency CMO portfolio at December 31, 2010 contains investments that were all rated AAA at the time of purchase. The amortized cost and fair value by their latest investment rating at December 31, 2010 is as follows:

	Amortized
	Cost	Fair Value
AAA by Moody’s, S&P, or Fitch	$24,039	$24,990
AA by Moody’s or S&P	6,162	6,601
A by Moody’s, S&P, or Fitch	9,080	7,937
Baa by Moody’s	10,568	10,461
BB by S&P	6,722	6,628
B by Finch	3,482	2,939
CCC by Fitch	2,859	1,953
D by S&P	166	146

	$63,078	$61,655

To date, with the exception of one security with an amortized cost of $166, all such securities have made scheduled payments of principal and interest on a timely basis with additional collateral provided by support tranches in these structured debt obligations. OTTI charges of $1,800 were recognized in prior periods regarding the security for which scheduled payments were not received.
General. At December 31, 2010, Parkvale has unrealized losses that are greater than one year aggregating $9,356 on held to maturity securities. These unrealized losses over one year relate primarily to investments in pooled and individual trust preferred securities and non-agency CMOs as detailed in the preceding tables. The unrealized losses relate to illiquidity and the uncertainty affecting these markets, interest rate changes, higher spreads to treasuries at December 31, 2010 compared to the purchase dates and concerns of future bank failures. Pooled trust preferred securities with unrealized losses for more than 12 months relate to 3 pooled trust preferred securities aggregating $12,970, representing $8,505 of fair value with $4,465 of unrealized losses. Individual trust preferred securities with unrealized losses for more than 12 months relate to 4 individual securities aggregating $6,124, representing $4,689 of fair value with $1,435 of unrealized losses.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Other-Than-Temporary- Impairment
Securities with a remaining carrying value as of December 31, 2010 that have incurred OTTI charges are summarized as follows:

	Unadjusted	OTTI	OTTI	12/31/10	12/31/10
	Carrying	Charge to	Charge to	Carrying	Fair
Security	Value	earnings	OCI	Value	Value

Pooled trust preferred security	$48,844	$19,649	$20,961	$8,234	$10,521
The following chart shows the balance of other comprehensive income charges related to fair value:

Pooled trust
preferred securities
Balance at June 30, 2010	$19,868

Total losses — realized/unrealized	3,035
Included as a charge to earnings	(1,942)
Change to other comprehensive income	—

Balance at December 31, 2010	$20,961

The following table displays the cumulative credit component of OTTI charges recognized in earnings on debt securities for which a portion of an OTTI is recognized in other comprehensive income at December 31, 2010:

Pooled trust
preferred securities
Balance at June 30, 2010	$17,707
Addition for the credit component on debt securities in which OTTI was not previously recognized	1,942

Balance at December 31, 2010	$19,649

The amount of securities with OTTI charges to earnings are as follows:
Recorded in September 30, 2010 quarter	$996
Recorded in December 31, 2010 quarter	946
During the December 31, 2009 quarter, two pooled trust preferred securities and one non agency CMO considered to be other than temporarily impaired were written down to fair value with a net charge to earnings of $782. During the three months ended December 31, 2010, charges of $946 on OTTI investments were recognized as net impairment losses in earnings. The current quarter charges were due to OTTI related to five pooled trust preferred securities. Write-downs were based on individual securities’ credit performance and the issuer’s inability to make its contractual principal and interest payments. Should credit quality continue to deteriorate, it is possible that additional write-downs may be required. Based on the credit worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired at December 31, 2010.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
NOTE 8. GOODWILL AND MARKET VALUATION
Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $9.18 per share at December 31, 2010, which is below the book value of $16.21 at such date. The difference between the market value and the book value at December 31, 2010 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.
Because the market value of Parkvale’s common stock has been below the book value during fiscal 2011, an independent third party was retained during the December 31, 2010 quarter to assist in determining whether an impairment of goodwill was appropriate. In a report dated January 13, 2011, the third party certified goodwill non-impairment based on the discounted cash flow estimate of fair value, and deal value to book value of equity ratios observed in recent comparable banking sector merger and acquisition transactions. Anecdotal evidence for goodwill non-impairment is also seen in the strong underlying financial foundations for Parkvale’s fair value. The third party reviewed the premiums paid in acquisitions of financial institutions that were announced or completed between October 1, 2007 and November 30, 2010. The third party reviewed the premiums paid in 41 acquisitions in the mid-Atlantic states during such period, as well as 363 acquisitions nationwide during such period. In addition to reviewing the book value multiples of all acquisitions announced or completed during the above period, the third party also reviewed the multiples for those acquisitions announced or completed since June 30, 2008, which were lower than the multiples for the entire period noted above.
Based on the above report, management determined that goodwill was not impaired at December 31, 2010. The annual testing of goodwill as required was performed as of June 30, 2010 and in a similar report issued by the independent third party on July 23, 2010, goodwill non-impairment was certified as of June 30, 2010. If Parkvale’s stock continues to trade significantly below its book value, if discounted cash flow estimates materially decline, or if the multiples in other acquisitions financial institutions continue to decline, then a goodwill impairment charge may become appropriate in a future quarter.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
NOTE 9. EARNINGS PER SHARE (“EPS”)
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended December 31:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Numerator for basic and diluted earnings per share:
Net income	$1,841	$2,425	$4,064	$3,280
Less: Preferred stock dividend	397	397	794	794

Net income to common stockholders	$1,444	$2,028	$3,270	$2,486

Denominator:
Weighted average shares for basic earnings per common share	5,529,716	5,428,604	5,529,464	5,428,150
Effect of dilutive stock options	1,300	—	650	—

Weighted average shares for dilutive earnings per common share	5,531,016	5,428,604	5,530,114	5,428,150

Net income per common share: Basic	$0.26	$0.38	$0.59	$0.46

Diluted	$0.26	$0.38	$0.59	$0.46

NOTE 10. NEW ACCOUNTING PRONOUNCEMENTS
In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The disclosures will provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses and the reasons for the change in the allowance for credit losses. This requirement is effective for all periods ending on or after December 15, 2010, although certain disclosures will have a deferred effective date. Parkvale has adopted the additional accounting standards and the required additional disclosure, which have no impact on the consolidated financial statements.
On January 19, 2011, the FASB issued ASU 2011-10: Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010 -20. The disclosures associated with ASU 2010-20 were originally scheduled to be effective for public entities for the periods beginning on or after December 15, 2010. Due to significant stakeholder concerns, the disclosures relating to Troubled Debt Restructuring have been deferred to a later date, anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this standard is not anticipated to have a material effect in the financial statements, results of operations or liquidity of the Corporation.
On December 20, 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU is a consensus of the FASB Emerging Issues Task Force (EITF). The amendments are effective for public entities for fiscal years, and interim periods, beginning after December 15, 2010. Early adoption is not permitted. Non-public entities have an additional year to comply (December 15, 2011). For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard is not anticipated to have a material effect in the financial statements, results of operations or liquidity of the Corporation.

Item 2.
PARKVALE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of Parkvale Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The financial statements as of and for the quarter ended December 31, 2010 are unaudited and, as such, are subject to year-end audit review.
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
The Corporation’s critical accounting policies and judgments disclosures are contained in the Corporation’s June 30, 2010 Annual Report filed on September 13, 2010, as amended on November 12, 2010. Management believes that there have been no material changes since June 30, 2010 except for adoption of FASB ASU 2010-20 during the quarter ended December 31, 2010. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.
Balance Sheet Data:
(Dollar amounts in thousands, except per share data)

	December 31,
	2010	2009
Total assets	$1,791,116	$1,915,986
Loans, net	1,017,834	1,053,009
Interest-earning deposits and federal funds sold	109,912	130,021
Total investments	520,737	600,156
Deposits	1,458,571	1,528,142
FHLB advances	165,875	186,087
Shareholders’ equity	122,136	151,513
Book value per common share	$16.21	$21.73
Statistical Profile:

	Three Months Ended		Six Months Ended
	December 31, (1)		December 31, (1)
	2010	2009	2010	2009
Average yield earned on all interest-earning assets	3.91%	4.30%	3.93%	4.38%
Average rate paid on all interest-bearing liabilities	1.70%	2.25%	1.78%	2.39%
Average interest rate spread	2.21%	2.05%	2.15%	1.99%
Net yield on average interest-earning assets	2.20%	2.03%	2.14%	2.05%
Other expenses to average assets	1.69%	1.53%	1.71%	1.56%
Taxes to pre-tax income	22.02%	23.84%	22.18%	6.92%
Dividend payout ratio	7.66%	13.04%	6.76%	21.83%
Return on average assets	0.41%	0.51%	0.44%	0.34%
Return on average equity	5.46%	6.37%	6.07%	4.32%
Average equity to average total assets	7.42%	7.96%	7.30%	7.93%
Dividends per common share	$0.02	$0.05	$0.04	$0.10

	At December 31,
	2010	2009
One year gap to total assets	9.77%	4.56%
Intangibles to total equity	22.97%	19.12%
Ratio of nonperforming assets to total assets	1.99%	1.90%
Number of full-service offices	47	48

(1)	The applicable income and expense figures have been annualized in calculating the percentages.
Nonperforming Loans and Foreclosed Real Estate:
A weak national economy and to a lesser extent local housing sector and credit markets contributed towards an increased level of non-performing assets, which peaked at September 30, 2009. Nonperforming loans (delinquent 90 days or more) and real estate owned in the aggregate represented 1.99%, 1.91% and 1.90% of total assets at December 31, 2010, June 30, 2010 and December 31, 2009, respectively. .. Such non-performing assets at December 31, 2010 have increased to $35.6 million from $35.2 million at June 30, 2010, and includes $26.7 million of non-accrual loans. Please refer to the loan charts and analysis in the notes to unaudited interim consolidated financial statements that precede this section.
As of December 31, 2010, single-family mortgage loans delinquent 90 days or more include 55 loans aggregating $22.4 million purchased from others and serviced by national service providers with a cost basis ranging from $40,000 to $775,000 and 53 loans aggregating $4.2 million in Parkvale’s retail market area. Of these total 108 loans, 7 have a cost basis of $500,000 or greater. Management believes that all of these delinquent 1-4 family mortgage loans are adequately collateralized with the exception of 45 loans with a remaining net book value of $10.2 million, which have the necessary related allowances for losses provided. Loans 180 days or more delinquent are individually evaluated for collateral values in accordance with banking regulations with specific reserves recorded as appropriate.
At December 31, 2010, modifications have been performed at market terms on 125 1-4 family mortgage loans totaling $19.5 million primarily related to extension of maturity dates and extension of interest-only payment periods of thirty-six months or less. These modified loans are all performing at December 31, 2010. The discounted cash flow analysis related to these modifications results in an insignificant impact over the life of the loan.
Commercial business loans 90 days or more delinquent of $3.1 million at December 31, 2010, includes a $1.2 million relationship with a now closed medical facility and a $1.5 million relationship to a coal extraction and reclamation entity. Management believes that these commercial relationships are adequately collateralized.
Parkvale has $31.0 million of loans classified as substandard at December 31, 2010. The substandard loans have exhibited signs of weakness, or have been recently modified or refinanced and are being monitored to assess if new payment terms are followed by the borrowers. These loans have exhibited characteristics, which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns and achieving a performing status classification of such loans.
Foreclosed real estate of $8.9 million at December 31, 2010 includes $5.7 million of single-family dwellings. Real estate owned includes foreclosure of four units in a single-family residential development with a net book value of $1.0 million and commercial real estate properties related to two facilities used as automobile dealerships with a net book value of $1.1 million at December 31, 2010. At December 31, 2010, foreclosed real estate also includes six commercial real estate properties with an aggregate value of $1.8 million. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell, with reserves established when deemed necessary.

Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $1.3 million at December 31, 2010 and $1.1 million at December 31, 2009. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Allowance for Loan Losses:
The allowance for loan losses was $19.6 million at December 31, 2010, $19.2 million at June 30, 2010 and $18.9 million at December 31, 2009 or 1.89%, 1.83% and 1.76% of gross loans at December 31, 2010, June 30, 2010 and December 31, 2009, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
Parkvale continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Reserves are then established based upon the evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote. In addition to the $647.0 million of 1-4 family mortgage loans, the majority of the consumer loans represent either second mortgages in the form of term loans and home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans or discounted teaser rates on ARM loans. Included in the 1-4 family mortgage portfolio is $474.3 of amortizing loans and $172.7 million of interest only loans as of December 31, 2010. The initial interest only period for $63.5 million of the aggregate $172.7 million has expired, and the loans are contractually amortizing at December 31, 2010. Originated adjustable 1-4 family mortgage loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or Libor. Adjustable-rate 1-4 family mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. The purchased loan portfolio is geographically diversified throughout the United States and is generally considered well collateralized. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. While management believes the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances where economic conditions change and affect the assumptions used in evaluating the adequacy of the allowance for loan losses.
Liquidity and Capital Resources:
Federal funds sold decreased $29.2 million or 21.5% from June 30, 2010 to December 31, 2010, as Parkvale shifted a portion of such funds into higher yielding investment securities. Investment securities held to maturity increased $58.4 million or 13.2% from June 30, 2010 to December 31, 2010, primarily due to purchases of agency mortgage-backed securities. Interest-earning deposits in other institutions increased $2.6 million or 319.7%. Loans, net of allowance, decreased $14.5 million or 1.4% from June 30, 2010 to December 31, 2010. The decrease in the loan portfolio was primarily due to a $13.7 million or 2.1% decline in one-to-four family residential loans. Deposits decreased $29.5 million or 2.0% from June 30, 2010 to December 31, 2010, FHLB advances decreased $20.1 million or 10.8% due to the maturity of three advances aggregating $20 million at costs of 4.12% to 6.05%, escrow for taxes and insurance decreased $561,000 or 7.5%, other debt decreased $2.6 million or 18.5% and other liabilities decreased $474,000 or 11.2%. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $579.8 million at December 31, 2010. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB and Federal Reserve could be utilized to fund a rapid decrease in deposits.
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
Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. The

Corporation was in compliance with all terms and conditions of the Loan Agreement, as amended, at December 31, 2010.
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
In January 2009, the Corporation entered into interest rate swap contracts to modify the interest rate characteristics of designated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. The Corporation hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three to five years for hedges converting an aggregate of $20.0 million in floating-rate debt to fixed. The fair value of these derivatives, net of taxes, totals a loss of $334,000 at December 31, 2010, and is reported as a contra account in other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Ineffectiveness of these swaps, if any, is recognized immediately in earnings. The change in value of these derivatives during the quarter ended December 31, 2010 resulted in no adjustment to current earnings, as the swaps were measured as effective.
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
Capital: Of the $56.8 million of gross proceeds from the sale of the Series A Preferred Stock and the Loan from PNC, the Corporation contributed $50 million to the Bank as additional Tier 1 capital at the Bank. As noted above, the PNC Loan will be repaid quarterly, with a final principal payment of $15.6 million due on December 31, 2013, and the dividend rate on the Series A Preferred Stock will increase from 5% to 9% per annum after the five-year anniversary date of the issuance of such stock. The Bank may not pay any dividends to the Corporation unless the Bank receives prior non-objection of its regulators.
Shareholders’ equity was $122.1 million or 6.82% of total assets at December 31, 2010. During the six months ended December 31, 2010, shareholders’ equity increased by $3.2 million due primarily to net income of $4.1 million, offset by declaration of common and preferred stock dividends of $1.0 million. The other comprehensive loss is due primarily to non-credit related OTTI charges recognized on held to maturity investment securities. The Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury.
The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At December 31, 2010, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 6.52%, 10.09% and 11.23%, respectively.

The regulatory capital ratios for Parkvale Bank at December 31, 2010 are calculated as follows:
(Dollars in 000’s)

	Tier 1	Tier 1	Total
	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital
Equity capital (1)	$140,806	$140,806	$140,806
Less non-allowable intangible assets	(28,057)	(28,057)	(28,057)
Less non-allowable deferred tax asset	(9,168)	(9,168)	(9,168)
Plus permitted valuation allowances (2)	—	—	13,247
Plus accumulated other comprehensive income	13,243	13,243	13,243

Total regulatory capital	116,824	116,824	130,071
Minimum required capital	71,628	46,334	92,669

Excess regulatory capital	$45,196	$70,490	$37,402

Adjusted total assets (1)	$1,790,705	$1,158,360	$1,158,360
Regulatory capital as a percentage	6.52%	10.09%	11.23%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	2.52%	6.09%	3.23%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended December 31, 2010.

(2)	Limited to 1.25% of risk adjusted total assets.
Results of Operations — Comparison of Three Months Ended December 31, 2010 and 2009:
For the three months ended December 31, 2010, net income available to common shareholders was $1.4 million compared to $2.0 million for the quarter ended December 31, 2009. Net income per common diluted share was $0.26 for the quarter ended December 31, 2010 and $0.38 for the quarter ended December 31, 2009. Excluding the preferred stock dividend, net income was $1.8 million for the three months ended December 31, 2010, compared to $2.4 million for the three months ended December 31, 2009. The $584,000 decrease in net income for the December 31, 2010 quarter is primarily due to a $909,000 decrease in gain on sale of assets, a $338,000 increase in non-interest expense and a $164,000 increase in non-cash debt security impairment charges. These factors were partially offset by a $383,000 decrease in the provision for loan losses and a $239,000 decrease in income tax expense, reflecting a lower level of pre-tax income. The increase in non-interest expense for the quarter was primarily due to a $259,000 increase in FDIC insurance premiums.
Interest Income:
Parkvale had interest income of $16.4 million during the three months ended December 31, 2010 versus $19.3 million during the comparable period in 2009. The $2.9 million or 15.2% decrease is the result of a 39 basis point decrease in the average yield from 4.30% in the December 2009 quarter to 3.91% in the current quarter and a $123.1 million or 6.9% decrease in the average balance of interest-earning assets. Interest income from loans decreased $1.4 million or 10.0%, resulting from a decrease in the average outstanding loan balances of $41.1 million or 3.9% and a 34 basis point decrease in the average yield from 5.35% in 2009 to 5.01% in 2010. The decrease in the loan portfolio was primarily due to a decline in single-family residential mortgage loans. Investment interest income decreased by $1.5 million or 30.2% due to a decrease of 81 basis points in the average yield from 3.51% in 2009 to 2.70% in 2010 and a decrease of $52.1 million or 9.2% in the average balance. The decrease in the average balance of investment securities was primarily due to the sale of $49.0 million of investment securities available for sale during the quarter ended September 30, 2010. Interest income earned on federal funds sold decreased by $20,000 or 19.0% from the 2009 quarter due to a decrease of $29.9 million or 18.1% in the average balance. The current Federal Reserve target rate is .25%. The weighted average yield on all interest-earning assets was 3.96% at December 31, 2010 and 4.28% at December 31, 2009.

Interest Expense:
Interest expense decreased $3.1 million or 30.0% from the 2009 to the 2010 quarter. The decrease was due to a 55 basis point decrease in the average rate paid on deposits and borrowings from 2.25% in 2009 to 1.70% in 2010 and a decrease in the average deposits and borrowings of $63.5 million or 3.6%. At December 31, 2010, the average rate payable on liabilities was 1.27% for deposits, 4.71% for borrowings, 5.09% for term debt and 1.69% for combined deposits, borrowings and debt.
Net Interest Income:
Net interest income was $9.2 million for the quarter ended December 31, 2010 compared to $9.1 million for the quarter ended December 31, 2009. The $122,000 or 1.3% increase is attributable to a 16 basis point increase in the average interest rate spread from 2.05% in 2009 to 2.21% in 2010 partially offset by a decrease of $59.6 million in net average interest-earning assets.
Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended December 31, 2010 decreased by $383,000 or 27.4% from the 2009 quarter based upon an analysis of credit factors, which include the internal loan classifications and past due analysis related to the Bank’s portfolio and related reserve levels as of December 31, 2010. The level of nonperforming loans decreased by $3.7 million or 12.3% at December 31, 2010 compared to December 31, 2009. Aggregate valuation allowances were 1.89%, 1.83% and 1.76% of gross loans at December 31, 2010, June 30, 2010 and December 31, 2009, respectively.
Nonperforming loans and real estate owned aggregated $35.6 million, $35.2 million and $36.3 million at December 31, 2010, June 30, 2010 and December 31, 2009, representing 1.99%, 1.91% and 1.90% of total assets at the respective balance sheet dates. Total loan loss reserves at December 31, 2010 were $19.6 million, compared to $19.2 million at June 30, 2010 and $18.9 million at December 31, 2009. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning trends experienced. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.
Noninterest Income:
Total noninterest income for the December 31, 2010 quarter decreased by $990,000 or 35.3% due to net gains on sale of assets totaling $194,000 during the current quarter compared to a $1.1 million recovery on the sale of a previously written-down preferred stock during the December 31, 2009 quarter. Non-cash debt security impairment charges recognized in earnings increased by $164,000 during the December 31, 2010 quarter compared to the prior year period. The December 31, 2010 quarter writedowns were due to the other than temporary impairment of five pooled trust preferred securities resulting primarily from the deterioration of and payment deferral by underlying issuers during the current quarter. The impairment charge recognized during the December 31, 2009 quarter was the result of issuers going into default status on two pooled trust preferred securities and credit deterioration related to one non agency CMO security. Noninterest income included increases of $50,000 or 3.1% of service charges on deposit accounts, $22,000 or 6.1% of service charges and other fees, and $11,000 or 2.2% of other income. Annuity fee and commission income was $238,000 in the 2010 quarter compared to $194,000 in the 2009 quarter.
Noninterest Expense:
Total noninterest expense increased by $338,000 or 4.6% for the three months ended December 31, 2010 compared to the December 31, 2009 quarter. This increase is primarily due to a $259,000 or 40.2% increase in FDIC insurance related to a higher premium rate charged by the FDIC in 2010. Compensation and employee benefits expense decreased by $153,000 or 4.2% during the quarter ended December 31, 2010 from the comparable 2009 quarter, primarily due to a reduction in the amount of incentive compensation being accrued. Other expense increased $204,000 or 14.6% due to increased expenses related to foreclosed real estate. Annualized noninterest expense as a percentage of average assets was 1.69% for the quarter ended December 31, 2010 and 1.53% for the quarter ended December 31, 2009.
Income Tax Expense:
Income tax expense for the three months ended December 31, 2010 was $520,000 compared to $759,000 for the December 31, 2009 quarter. The income tax expense in the December 31, 2010 quarter is lower primarily due to lower taxable income. The overall effective tax rate was 22.0% and 23.8% for the three months ended December 31, 2010 and 2009, respectively. The effective tax rate in 2010 is lower than the federal statutory rate of 35% due to a reversal of a previously provided tax valuation allowance on equity securities, a tax refund from a tax rate differential due to NOL carrybacks, and the tax benefits resulting from tax-exempt instruments. The effective tax rate in 2009 was lower than the federal statutory rate of 35% primarily due to a $243,000 reversal of a previously provided tax valuation allowance from the partial recovery of a sale of preferred stock.
Results of Operations — Comparison of Six Months Ended December 31, 2010 and 2009:
For the six months ended December 31, 2010, net income available to common shareholders was $3.3 million compared to $2.5 million for the six months ended December 31, 2009. Net income per common diluted share was $0.59 for the six months ended December 31, 2010 and $0.46 for the six months ended December 31, 2009. Excluding the preferred stock dividend, net income was $4.1 million for the six months ended December 31, 2010, compared to $3.3 million for the six months ended December 31, 2009. The $784,000 increase in net income for the six months ended December 31, 2010 reflects a $1.6 million decrease in the provision for loan losses and a $1.6 million decrease in non-cash debt security impairment charges. These factors were partially offset by an $839,000 decrease in gain on sale of assets, a $585,000 increase in FDIC insurance premiums and a $914,000 increase in income tax expense.
Interest Income:
Parkvale had interest income of $33.2 million during the six months ended December 31, 2010 versus $39.3 million during the comparable period in 2009. The decrease of $6.1 million or 15.6% is attributable to a 45 basis point decrease in the average yield from 4.38% in 2009 to 3.93% in 2010 and a $107.5 million or 6.0% decrease in the average interest-earning asset portfolio. Interest income from loans decreased $3.2 million or 10.9% due to a decrease in the average loan balance of $55.5 million or 5.2% and a 32 basis point decrease in the average yield from 5.38% in 2009 to 5.06% in 2010. Income from investments decreased by $3.0 million or 29.3% from 2009 due to a 77 basis point decrease in the average yield from 3.61% in 2009 to 2.84% in 2010 and a decrease in the average investment balance of $56.2 million or 10.1%. Interest income earned on federal funds sold increased by $4,000 or 2.0% from the six months ended December 31, 2009 due to an increase of $4.2 million or 2.7% in the average federal fund balance.
Interest Expense:
Interest expense decreased by $5.8 million or 27.7% from the 2009 six-month period to the 2010 six-month period. The decrease was due to a 61 basis point decrease in the average rate paid from 2.39% in 2009 to 1.78% in 2010 and a decrease in average deposits and borrowings of $46.0 million or 2.6%.
Net Interest Income:
Net interest income was $18.1 million for the six months ended December 31, 2010 compared to $18.4 million for the six months ended December 31, 2009. The $337,000 or 1.8% decrease is attributable to a decrease of $61.4 million or 127.3% in net average interest-earning assets, offset by a 16 basis point increase in the average interest rate spread from 1.99% in 2009 to 2.15% in 2010.

Provision for Loan Losses:
Provision for loan losses decreased by $1.6 million or 44.4% from the six-month period ended December 31, 2009 to the six months ended December 31, 2010 based upon an analysis of credit factors, which include the internal loan classifications and past due analysis related to the Bank’s portfolio and related reserve levels as of December 31, 2010. Aggregate valuation allowances were 1.89% of gross loans at December 31, 2010, 1.83% of gross loans at June 30, 2010 and 1.76% of gross loans at December 31, 2009. Total loan loss reserves at December 31, 2010 were $19.6 million.
Noninterest Income:
Noninterest income increased by $1.2 million or 32.2% for the six months ended December 31, 2010 from the six months ended December 31, 2009 primarily due to lower levels of writedowns of investment securities. The net impairment loss recognized in earnings during the current six month period was $1.9 million compared to $3.5 million for the six months ended December 31, 2009, which related to continuing deterioration, deferrals and defaults by issuers in our pooled trust preferred securities in both periods. The gain on sale of assets decreased by $839,000 or 38% during the six months ended December 31, 2010 compared to the prior year period. Service charges on deposits increased by $157,000 or 4.8%. Other fees and service charges increased by $36,000 or 5.0% for all types of products. Other income increased by $238,000 or 22.6%. Annuity fee and commission income was $551,000 for the six months ended December 31, 2010 compared to $421,000 for the six months ended December 31, 2009.
Noninterest Expense:
Noninterest expenses increased by $796,000 or 5.3% for the six month period ended December 31, 2010 from the comparable period in 2009. The increase in noninterest expense is primarily attributable to an increase in FDIC insurance expense of $585,000 or 48.2% due to a higher premium rate charged by the FDIC in 2010. Other expense increased $240,000 or 8.1% primarily due to increased costs associated with maintaining foreclosed real estate. Annualized noninterest expenses as a percentage of average assets were 1.71% for the six months ended December 31, 2010 compared to 1.56% for the six months ended December 31, 2009.
Income Tax Expense:
Income tax expense increased by $914,000 in the six months ended December 31, 2010 compared to the six months ended December 2009, due to an increase in taxable income in the current six months, compounded by a higher level of tax valuation allowance reversals in fiscal 2010. The lower level of taxable income in the six months ended December 31, 2009 was primarily due to writedowns of securities. The effective tax rates were 22.2% and 6.9% for the six months ended December 31, 2010 and 2009, respectively. The effective tax rate in the first half of fiscal 2011 is lower than the statutory rate of 35% due to a tax refund, a reversal of tax valuation allowance from the sale of equity securities, and the tax benefits resulting from tax-exempt instruments. The effective tax rate in the first half of fiscal 2010 was lower than the statutory rate of 35% primarily due to the reversal of a $734,000 tax valuation allowance upon the sale of preferred stock investments, combined with the tax benefits from tax-exempt instruments.
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
Item 4. Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and Chief Financial Officer, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and Chief Financial Officer, concluded that Parkvale’s disclosure controls and procedures were effective as of December 31, 2010. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Risk factor disclosures are presented at June 30, 2010 in Item 1A of the Corporation’s Form 10-K, filed with the SEC on September 13, 2010, as amended on November 12, 2010. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On December 31, 2010, Parkvale Financial Corporation (the “Corporation”) sold 46,468 shares of its common stock, par value $1.00 per share, out of treasury to the Parkvale Financial Corporation Employee Stock Ownership Plan (the “ESOP”) at the December 30, 2010 closing price of $9.08 per share. No underwriting discounts or brokerage commissions were paid. The gross sales proceeds aggregated $421,929.40 and will be used by the Corporation for general business purposes.

(b)	Not applicable

(c)	Not applicable
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

Parkvale Financial Corporation
DATE: February 14, 2011	By:	/s/ Gilbert A. Riazzi
Gilbert A. Riazzi
Vice President and Chief Financial Officer

DATE: February 14, 2011	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer