Form 10-Q
period 2011-03-31
PARKVALE FINANCIAL CORP
filed 2011-05-20
CIK 820907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The closing sales price of the Registrant’s Common Stock on May 16, 2011 was $10.30 per share.
Number of shares of Common Stock outstanding as of May 16, 2011 was 5,582,846.

PARKVALE FINANCIAL CORPORATION
INDEX

Page
Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of March 31, 2011 (Unaudited) and June 30, 2010	3

Consolidated Statements of Operations for the three months and nine months ended March 31, 2011 and 2010 (Unaudited)	4

Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 (Unaudited)	5-6

Consolidated Statements of Shareholders’ Equity for the nine months ended March 31, 2011 and 2010 (Unaudited)	6-7

Notes to Unaudited Interim Consolidated Financial Statements	7-31

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-41

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.
Controls and Procedures	41

Part II — Other Information	42

Signatures	43
EX-31.1
EX-31.2
EX-32.1

Item 1.
PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollar amounts in thousands, except share data)

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$15,492	$17,736
Federal funds sold	156,218	135,773

Cash and cash equivalents	171,710	153,509
Interest-earning deposits in other banks	3,835	801
Investment securities available for sale at fair value (cost of $5,501 at March 31 and $65,778 at June 30)	5,243	65,770
Investment securities held to maturity (fair value of $481,082 at March 31 and $437,931 at June 30)	484,223	443,452
Federal Home Loan Bank Stock, at cost	12,958	14,357
Loans, net of allowance of $19,030 at March 31 and $19,209 at June 30	998,936	1,032,363
Foreclosed real estate, net	9,390	8,637
Office properties and equipment, net	17,144	17,374
Goodwill	25,634	25,634
Intangible assets	2,195	2,877
Prepaid expenses and other assets	70,024	77,606

Total assets	$1,801,292	$1,842,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,480,886	$1,488,073
Advances from Federal Home Loan Bank	150,862	185,973
Term debt	21,875	23,750
Other debt	12,925	13,865
Advance payments from borrowers for taxes and insurance	6,775	7,526
Other liabilities	4,105	4,249

Total liabilities	1,677,428	1,723,436

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	2,151	2,734
Treasury stock at cost (1,152,048 shares at March 31 and 1,205,683 shares at June 30)	(24,072)	(25,193)
Accumulated other comprehensive loss	(13,516)	(13,413)
Retained earnings	120,804	116,319

Total shareholders’ equity	123,864	118,944

Total liabilities and shareholders’ equity	$1,801,292	$1,842,380

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest income:
Loans	$12,408	$13,745	$38,269	$42,768
Investments	3,497	4,799	10,631	14,895
Federal funds sold	77	88	284	291

Total interest income	15,982	18,632	49,184	57,954

Interest expense:
Deposits	4,543	6,464	14,538	21,843
Borrowings	2,340	2,754	7,476	8,289

Total interest expense	6,883	9,218	22,014	30,132

Net interest income	9,099	9,414	27,170	27,822
Provision for loan losses	691	1,164	2,740	4,851

Net interest income after provision for losses	8,408	8,250	24,430	22,971

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(255)	(6,536)	(4,236)	(12,537)
Non-credit related losses recognized in other comprehensive income	—	5,492	2,039	7,950

Net impairment losses recognized in earnings	(255)	(1,044)	(2,197)	(4,587)
Service charges on deposit accounts	1,628	1,487	5,052	4,754
Other fees and service charges	339	376	1,101	1,102
Net gain on sale of assets	—	167	1,366	2,372
Other	507	521	1,799	1,575

Total noninterest income	2,219	1,507	7,121	5,216

Noninterest Expense:
Compensation and employee benefits	3,649	3,804	11,049	11,236
Office occupancy	1,158	1,243	3,272	3,449
Marketing	78	78	256	238
FDIC insurance	918	769	2,716	1,982
Office supplies, telephone and postage	477	479	1,487	1,412
Other	1,555	1,494	4,757	4,456

Total noninterest expense	7,835	7,867	23,537	22,773

Income before income taxes	2,792	1,890	8,014	5,414
Income tax expense	845	472	2,003	716

Net income	1,947	1,418	6,011	4,698
Less: Preferred stock dividend	397	397	1,191	1,191

Income available to common shareholders	$1,550	$1,021	$4,820	$3,507

Net income per common basic share	$0.28	$0.18	$0.87	$0.64
Net income per common diluted share	$0.28	$0.18	$0.87	$0.64

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

	Nine months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Interest received	$50,262	$57,544
Loan fees received	444	242
Other fees and commissions received	7,148	6,604
Interest paid	(22,182)	(30,260)
Cash paid to suppliers and others	(17,302)	(39,447)
Income taxes refund (paid)	3,748	(1,718)

Net cash provided by (used in) operating activities	22,118	(7,035)

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	51,308	2,331
Proceeds from maturities of investment securities held to maturity	207,469	280,366
Purchase of investment securities held to maturity	(242,235)	(332,140)
(Purchase) maturity of deposits in other banks	(3,034)	3,318
Principal collected on loans	209,781	181,473
Loans made to customers, net of loans in process	(169,186)	(121,120)
Purchase of loans	(10,722)	—
Proceeds from loans sold	—	7,527
Other	(412)	(178)

Net cash provided by investing activities	42,969	21,577

Cash flows from financing activities:
Net increase in checking and savings accounts	34,679	58,945
Net (decrease) in certificates of deposit	(41,867)	(56,751)
Repayment of FHLB advances	(35,014)	(19)
Repayment of term debt	(1,875)	(625)
Net (decrease) in other borrowings	(940)	(6,683)
Net (decrease) in borrowers’ advances for taxes and insurance	(751)	(759)
Dividends paid	(1,690)	(2,009)
Contribution to benefit plans	572	712

Net cash (used in) financing activities	(46,886)	(7,189)

Net increase in cash and cash equivalents	18,201	7,353
Cash and cash equivalents at beginning of period	153,509	165,891

Cash and cash equivalents at end of period	$171,710	$173,244

Reconciliation of net income to net cash provided by operating activities:
Net income	$6,011	$4,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,324	1,439
(Accretion) and amortization of loan fees and discounts	488	(1,296)
Loan fees collected and deferred (premiums paid)	60	(45)
Provision for loan losses	2,740	4,851
Loss on writedown of assets	2,197	4,587
Gain on sale of assets	(1,366)	(2,372)
Decrease in accrued interest receivable	460	797
Decrease (increase) in other assets	7,124	(16,327)
(Decrease) increase in accrued interest payable	(52)	43
Increase (decrease) in other liabilities	3,132	(3,410)

Total adjustments	16,107	(11,733)

Net cash provided by (used in) operating activities	$22,118	$(7,035)

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are sold for one-day periods. Loans transferred to foreclosed assets aggregated $7.4 million for the nine months ended March 31, 2011 and $8.0 million for the nine months ended March 31, 2010, and is included in the principal collected on loans component of the consolidated statements of cash flows. Loans were transferred to foreclosed assets at the lesser of their carrying value or indicated fair value, less costs to sell.

PARKVALE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Treasury	Comprehensive	Retained	Shareholders’
	Stock	Stock	Capital	Stock	Income (Loss)	Earnings	Equity

Balance, June 30, 2010	$31,762	$6,735	$2,734	($25,193)	($13,413)	$116,319	$118,944
Net income, nine months ended March 31, 2011						6,011	6,011
Accumulated other comprehensive income (loss):
Change in swap liability, net of tax					(238)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $236					675
Reclassification adjustment, net of taxes of $(291)					(540)		(103)

Comprehensive income							5,908
Dividends declared on common stock at $0.06 per share						(335)	(335)
Dividends on preferred stock						(1,191)	(1,191)
Sale of treasury stock to
ESOP & Benefit Plans			(633)	1,121			488
Recognition of stock option compensation expense			50				50

Balance, March 31, 2011	$31,762	$6,735	$2,151	($24,072)	($13,516)	$120,804	$123,864

Balance, June 30, 2009	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760
Net income, nine months ended March 31, 2010						4,698	4,698
Accumulated other comprehensive Income (loss):
Change in swap liability					452
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $(2,713)					(4,273)
Reclassification adjustment, net of taxes of $(808)					(1,407)		(5,228)

Comprehensive loss							(530)
Dividends declared on common stock at $0.15 per share						(823)	(823)
Dividends on preferred stock						(1,191)	(1,191)
Sale of treasury stock to
ESOP & Benefit Plans			(1,409)	2,121			712
Recognition of stock option compensation expense			27				27

Balance, March 31, 2010	$31,762	$6,735	$2,734	($25,193)	($5,238)	$138,155	$148,955

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share data)
NOTE 1. STATEMENTS OF OPERATIONS
The statements of operations for the nine months ended March 31, 2011 and 2010 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the nine months ending March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2011. The Annual Report on Form 10-K for the year ended June 30, 2010 contains additional information and should be read in conjunction with this report.
NOTE 2. RECLASSIFICATION
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation. The reclassifications had no significant effect on Parkvale’s financial condition or results of operations.
NOTE 3. SUBSEQUENT EVENTS
The Corporation evaluated and disclosed all material subsequent events that provide evidence about conditions that existed as of March 31, 2011 through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSS
Loans are summarized as follows:

	March 31, 2011	June 30, 2010
Mortgage loans:
1-4 Family	$633,105	$660,685
Commercial	159,435	159,991

	792,540	820,676

Consumer loans:
Home Equity	145,479	147,567
Automobile	28,047	34,817
Other Consumer	9,571	7,250

	183,097	189,634
Commercial business loans	41,429	40,445

Total gross loans	1,017,066	1,050,755
Less: Loans in process	3	135
Allowance for loan losses	19,030	19,209
Unamortized premiums and deferred loan fees	(903)	(952)

Loans, net	$998,936	$1,032,363

The loans receivable portfolio is segmented into mortgage loans, consumer loans and commercial business loans. The mortgage loan segment has two classes, 1-4 family first lien residential mortgage loans and commercial mortgage loans, which are comprised of commercial real estate, multi-family and acquisition and development loans. The consumer loan segment consists of three classes, home equity loans, automobile loans and other loans. The commercial segment consists of one class, commercial and industrial loans.
Portfolio Risk Characteristics:
A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the known circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial business loans and commercial mortgage loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.
An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Corporation’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

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
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual 1-4 family mortgage loans or consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.
Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if a pattern of consistent principal and interest payments under the modified terms is demonstrated after modification. Loans classified as troubled debt restructurings are designated as impaired.
1-4 family loans include residential first mortgage loans originated by Parkvale Bank in the greater Pittsburgh Metropolitan area, which comprises its primary market area, and loans purchased from other financial institutions in the secondary market, which are geographically diversified. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually. We underwrite 1 to 4 family residential mortgage loans with loan-to-value ratios of up to 95%, generally provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on 1 to 4 family first mortgage loans. In underwriting 1-4 family residential mortgage loans, the Corporation evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Real estate loans originated by the Corporation generally contain a “due upon sale” clause allowing the Corporation to declare the unpaid principal balance due and payable upon the sale of the property. The Corporation has not engaged in

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
sub-prime residential mortgage loan originations. Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac. All of Parkvale’s lending activities, including loan purchases, are subject to written underwriting standards and loan origination procedures approved by the Board of Directors.
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
Consumer loans include home equity loans secured by first or second liens on residential property, automobile loans and other unsecured consumer loans. The Corporation currently originates most of its consumer loans in its primary market area and surrounding areas. The Corporation originates consumer loans primarily on a direct basis. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan.
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
Commercial business loans are primarily short term facilities extended to small businesses and professionals located within the communities served by Parkvale, and are generally secured by business assets of the borrower. The commercial business loans which we originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total

Mortgage loans:
1-4 family	$608,879	$3,958	$20,268	$—	$633,105
Commercial	155,647	1,101	2,687	—	159,435
Consumer loans:
Home Equity	144,671	—	780	28	145,479
Automobile	27,929	—	118	—	28,047
Other Consumer	9,567	—	—	4	9,571
Commercial business loans	38,655	1,140	1,634	—	41,429

Total	$985,348	$6,199	$25,487	$32	$1,017,066

Pass-rated loans consist of facilities that do not currently expose the Bank to sufficient risk to warrant classifications. Special mention loans have potential weaknesses requiring management’s close attention that if uncorrected, may result in deterioration of the repayment prospects. Substandard loans have a well-defined weakness that jeopardizes liquidation of the debt, and includes loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Doubtful loans have all the weaknesses inherent with substandard facilities with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.
The following table presents nonaccrual loans by class of the loan portfolio as of March 31, 2011:

Mortgage loans:
1-4 family	$23,324
Commercial	1,425
Consumer loans:
Home Equity	503
Automobile	136
Other Consumer	4
Commercial business loans	1,259

Total	$26,651

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
A loan is considered impaired when, based on current information and events, it is probable that Parkvale will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The following table summarizes information regarding impaired loans by loan portfolio class as of March 31, 2011:

	Net Recorded	Unpaid Principal	Related	Average Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Mortgage loans:
1-4 family	$20,289	$20,289	$—	$19,871	$263
Commercial	—	—	—	—	—
Consumer loans:
Home Equity	—	—	—	—	—
Automobile	—	—	—	—	—
Other Consumer	—	—	—	—	—
Commercial business loans	799	799	—	1,735	—

With an allowance recorded:
Mortgage loans:
1-4 family	$8,550	$13,802	$5,252	$9,744	$—
Commercial	1,394	2,013	619	1,369	14
Consumer loans:
Home Equity	406	564	158	399	—
Automobile	113	228	115	134	—
Other Consumer	—	27	27	—	—
Commercial business loans	—	49	49	—	—

Total:
Mortgage loans:
1-4 family	$28,839	$34,091	$5,252	$29,615	$263
Commercial	1,394	2,013	619	1,369	14
Consumer loans:
Home Equity	406	564	158	399	—
Automobile	113	228	115	134	—
Other Consumer	—	27	27	—	—
Commercial business loans	799	848	49	1,735	—

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
At March 31, 2011, modifications have been performed at market terms on 126 loans totaling $20,289 primarily related to extension of maturity dates and extension of interest-only payment periods of thirty-six months or less. These modified loans, which are all performing at March 31, 2011, are included in the reported $20,289 of impaired loans without a related allowance for loan losses amount above. The discounted cash flow analysis related to these modifications results in an insignificant impact over the life of the loan.
The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011:

							Loans
		60-89		Total			Receivable
	30-59 Days	Days	Greater than	Past		Total Loans	> 90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivables	and Accruing

Mortgage loans:
1-4 family	$5,774	$4,655	$23,324	$33,753	$599,352	$633,105	$—
Commercial	3,111	419	1,425	4,955	154,480	159,435	—
Consumer loans:
Home Equity	681	256	503	1,440	144,039	145,479	—
Automobile	205	41	136	382	27,665	28,047	—
Other Consumer	8	10	4	22	9,549	9,571	—
Commercial business loans	117	208	1,259	1,584	39,845	41,429	—

Total	$9,896	$5,589	$26,651	$42,136	$974,930	$1,017,066	$—

The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
The following summarizes the allowance for loan loss activity for the nine month period ended March 31, 2010

Beginning balance	$17,960
Provision for losses — mortgage loans	4,727
Provision for losses — consumer loans	127
Provision for (recovery of) losses — commercial business loans	(3)
Loans recovered	34
Loans charged off	(5,188)

Ending balance	$17,657

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents the Allowance for Loan Losses and Recorded Investment in Financing Receivables at March 31, 2011:

						Commercial
	1-4 family	Commercial	Home		Other	Business
	Mortgage	Mortgage	Equity	Automobile	Consumer	Loans	Total
Allowance for Loan Losses:
Beginning balance at June 30, 2010:	$10,440	$3,340	$2,091	$907	$155	$2,276	$19,209
Charge-offs	(2,593)	(46)	(183)	(46)	(69)	(58)	(2,995)
Recoveries	15	—	—	34	—	27	76
Provisions	2,106	537	64	33	—	—	2,740
Ending balance at March 31, 2011	$9,968	$3,831	$1,972	$928	$86	$2,245	$19,030
Ending balance: individually evaluated for impairment	$5,252	$619	$158	$115	$27	$49	$6,220
Ending balance: collectively evaluated for impairment	$4,716	$3,212	$1,814	$813	$59	$2,196	$12,810
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Recorded Investment:
Ending balance	$633,105	$159,435	$145,479	$28,047	$9,571	$41,429	$1,017,066
Ending balance: individually evaluated for impairment	$34,091	$2,013	$564	$228	$27	$848	$37,771
Ending balance: collectively evaluated for impairment	$599,014	$157,422	$144,915	$27,819	$9,544	$40,581	$979,295
NOTE 5. COMPREHENSIVE INCOME
Sources of comprehensive income (loss) not included in net income are unrealized gains and losses on certain investments in equity securities, mortgage-backed securities, corporate debt and swaps on interest rate contracts. For the nine months ended March 31, 2011 and 2010, total comprehensive income (loss) amounted to $5,908 and $(530), respectively.

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
The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale (“AFS”) security portfolio are measured at fair value using quoted market prices and classified within Level I of the valuation hierarchy. Mutual funds in the available-for-sale security portfolio are measured at fair value using Level II valuation hierarchy. Interest rate swaps are priced using other similar financial instruments and are classified as Level II.
Financial Instruments — Measured on a recurring basis

	March 31, 2011				June 30, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Available for sale securities:
CMOs — Non Agency (Residential)	$—	$—	$—	$—	$—	$59,804	$—	$59,804
Common Equities	1	—	—	1	682	—	—	682
Mutual Fund — ARM mortgages	—	5,242	—	5,242	—	5,284	—	5,284
Interest rate swaps	—	403	—	403	—	494	—	494

Total	$1	$5,645	$—	$5,646	$682	$65,582	$—	$66,264

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2011. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level III inputs. Pooled trust preferred securities and impaired loans are measured using Level III valuation hierarchy. Our pooled trust preferred securities are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies, and to a lesser extent, insurance companies. There has been little or no active trading in these securities for approximately twenty-four months; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.
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

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
Other than temporarily impaired (“OTTI”) — Held to maturity trust preferred securities	$—	$—	$11,016	$11,016
Impaired loans	—	—	10,463	10,463
Impaired foreclosed real estate	—	3,575	—	3,575
The carrying value of impaired loans was $16,683 with an allowance for loss of $6,220 at March 31, 2011. The carrying value of the foreclosed real estate was $4,399 with an allowance of $824 at March 31, 2011, and the charge to earnings during the March 31, 2011 quarter related to impaired foreclosed real estate was $120.
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
Interest-Earning Deposits in Other Banks
Accrued interest
Cash Surrender Value (CSV) of Bank Owned Life Insurance (BOLI)
Checking, savings and money market accounts
The following methods and assumptions were used to estimate the fair value of other classes of financial instruments as of March 31, 2011 and June 30, 2010.
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table presents additional information about financial assets and liabilities measured at fair value:

	March 31, 2011		June 30, 2010
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets:
Cash and non-interest-earning deposits	$15,492	$15,492	$17,736	$17,736
Federal funds sold	156,218	156,218	135,773	135,773
Interest-earning deposits in other banks	3,835	3,835	801	801
Investment securities available for sale	5,243	5,243	65,770	65,770
Investment securities held to maturity	481,082	484,223	437,931	443,452
FHLB stock	12,958	12,958	14,357	14,357
Loans receivable	1,043,996	1,017,066	1,087,009	1,050,755
Accrued interest receivable	5,738	5,738	7,409	7,409
Cash surrender value of BOLI	26,093	26,093	25,288	25,288

Financial Liabilities:
Checking, savings and money market accounts	$730,713	$730,713	$696,364	$696,364
Certificates of deposit	772,013	750,173	812,339	791,709
Advances from Federal Home Loan Bank	167,638	150,862	204,699	185,973
Term debt	22,279	21,875	24,244	23,750
Other debt	12,280	12,925	13,156	13,865
Interest rate swap	402	402	494	494
Accrued interest payable	850	850	902	902

Off-balance sheet loan instruments	$19	$—	$118	$—
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
As a result of this guidance, Parkvale’s consolidated statements of operations as of March 31, 2011 and March 31, 2010 reflect the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that Parkvale intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the non-credit loss is recognized in other comprehensive income, net of applicable taxes.
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
The Bank’s FHLB stock totaled $12,958 at March 31, 2011 and $14,357 at June 30, 2010. The Bank accounts for the stock based on U.S. GAAP, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.
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
The Bank believes its holdings in the stock are ultimately recoverable at par value at March 31, 2011 and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Bank has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
At March 31, 2011 and June 30, 2010, the following comprises Parkvale’s investment portfolio:

	March 31, 2011		June 30, 2010
Available for Sale Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value
CMOs — Non Agency (Residential)	—	—	$59,804	$59,804
Mutual Funds — ARM mortgages	5,500	5,242	5,500	5,284
Common equities	1	1	474	682

Total available for sale investments	$5,501	$5,243	$65,778	$65,770

	March 31, 2011		June 30, 2010
Held to Maturity Investments	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government and agency obligations	$148,232	$148,135	$194,248	$195,920
Municipal obligations	27,478	27,881	21,641	22,345
Corporate debt:
Short to medium term corporate debt	30,607	31,539	27,112	28,352
Pooled trust preferred securities	21,182	17,590	24,229	16,849
Individual trust preferred securities	9,340	8,459	9,322	7,977
Mortgage-backed securities:
Agency	179,412	180,076	93,248	95,055
Agency Collateralized Mortgage Obligations (“CMOs”)	8,124	8,262	10,357	10,630
CMOs — non agency	59,848	59,140	63,295	60,803

Total held to maturity investments	$484,223	$481,082	$443,452	$437,931

The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, is included in the table below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay the obligation.

	Amortized
	Cost	Fair Value

Due in one year or less	$12,515	$12,665
Due after one year through five years	96,887	98,440
Due after five years through ten years	125,706	125,058
Due after ten years	249,115	244,919

Total debt securities	$484,223	$481,082

Liquidity concerns in the financial markets have made it difficult to obtain reliable market quotations on some infrequently traded securities that are held to maturity. Corporate debt has been valued using financial models permitted by guidance in Accounting Standards Codification (“ASC”) 820 for Level III (see Fair Value Note) assets as active markets did not exist at March 31, 2011 and June 30, 2010 to provide reliable market quotes. The assets included in Level III pricing relate to pooled trust preferred securities. The trust preferred market has been severely impacted by the deteriorating economy and the lack of liquidity in the credit markets.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The unrealized losses on investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets. Based on the credit-worthiness of the issuers and discounted cash flow analyses, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired. The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011:

	Less than 12 months		Greater than 12 months
	of unrealized losses		of unrealized losses		Total
		Unrealized		Unrealized		Unrealized
Available for Sale Investments	Fair Value	loss	Fair Value	loss	Fair Value	loss
Mutual funds — ARM mortgages	$—	$—	$5,242	$258	$5,242	$258

Held to Maturity Investments
U.S. Government and agency obligations	86,742	862	—	—	86,742	862
Municipal obligations	10,668	116	—	—	10,668	116
Corporate debt	9,167	69	—	—	9,167	69
Pooled trust preferred securities	431	124	8,129	6,516	8,560	6,640
Individual trust preferred securities	—	—	5,109	1,020	5,109	1,020
Non agency CMO’s	104	31	19,915	2,977	20,019	3,008
Mortgage-backed securities	101,292	1,326	22	1	101,314	1,327

Totals	$208,404	$2,528	$38,417	$10,772	$246,821	$13,300

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Available for sale investments.
Mutual Funds. Parkvale has investments in two adjustable rate mortgage mutual funds with an aggregate amortized cost of $5,500 at March 31, 2011. The larger of the two investments, which had a fair value of $5,242 at March 31, 2011, has had an unrealized loss in excess of one year of $258 and $240 at March 31, 2011 and at June 30, 2010, respectively. Parkvale evaluated the near-term prospects of the issuer of the mutual fund in relation to the severity and duration of the impairment. Based on this evaluation and Parkvale’s ability to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of this investment to be other-than-temporarily impaired at March 31, 2011.
Common Equities. At March 31, 2011, Parkvale had investments in three different common equities, which had an aggregate amortized cost of $1 and an aggregate fair value of $1 at March 31, 2011 and an aggregate amortized cost of $474 and an aggregate fair value of $682 at June 30, 2010.
Held to maturity securities.
U.S. Government and Agency Obligations. At March 31, 2011, the $148,135 fair value of Parkvale’s investments in U.S. Government and Agency obligations was slightly lower than the $148,232 amortized cost of such investments. Certain of these investments show unrealized losses of less than one year of $862 at the balance sheet date. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Parkvale intends to hold these securities to the contractual maturity of such investments and it is more likely than not that Parkvale will not be required to sell the investments before recovery of its amortized cost.
Trust Preferred Securities. Trust preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity. Most of the Corporation’s investments in trust preferred securities are of pooled issues, each made up of 23 or more companies with geographic and size diversification. Unless otherwise noted, the Corporation’s pooled trust preferred securities are substantially secured by bank and thrift holding companies (approximately 85% in the aggregate) and by insurance companies (approximately 15% in the aggregate). No single company represents more 5% of any individual pooled offering. While certain companies are in more than one pool, no single company represents more than a 5% interest in the aggregate pooled investments. The pooled trust preferred investments were all investment grade at purchase with an initial average investment grade rating of A. As a result of the overall credit market and the number of underlying issuers deferring interest payments, as well as issuers defaulting, the rating agencies have downgraded the securities to below investment grade as of March 31, 2011. All of these investments are classified as held to maturity.

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
Management’s estimates and results of a discounted cash flow test are significantly affected by other variables such as the estimate of future cash flows, credit worthiness of the underlying banks and insurance companies (“issuer”) and determination of probability of default of the underlying collateral. Changes in the variable assumptions could produce different conclusions for each security. Current available information is evaluated in estimating the future cash flows of these securities and a determination is made regarding whether or not there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. Consideration is given to the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information. In constructing these assumptions, the following is considered:
•	that current defaults would have no recovery;

•	that some individually analyzed deferrals will cure at rates varying from 10% to 90% after the deferral period ends;

•	recent historical performance metrics, including profitability, capital ratios, loan charge-offs and loan reserve ratios, for the underlying institutions that would indicate a higher probability of default by the institution;

•	that institutions identified as possessing a higher probability of default would recover at a rate of 10% for banks and 15% for insurance companies;

•	that financial performance of the financial sector continues to be affected by the economic environment resulting in an expectation of additional deferrals and defaults in the future;

•	whether the security is currently deferring interest; and

•	the external rating of the security and recent changes to its external rating.

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
At March 31, 2011, the 16 pooled trust preferred securities have an amortized cost basis of $21,182 and an estimated fair value of $17,590, while the single-issuer trust preferred securities have an amortized cost basis of $9,340 and an estimated fair value of $8,459. The net unrealized losses on the trust preferred securities at March 31, 2011, which aggregated $3,592 on the pooled securities and $881 on the individual securities, are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.
At March 31, 2011, as permitted by the debt instruments, there are 11 pooled trust preferred securities with an amortized cost basis of $7,982 that have for one reason or another chosen to defer payments. Interest payments aggregating $465 have been capitalized to the balance of the securities as permitted by the underlying trust agreement and interest payments aggregating $2,078 have been deferred since the respective securities began to defer payments. Deferred payments are not included in interest income. Interest payments totaling $267 were deferred during the quarter ended March 31, 2011 and no payments were capitalized during the quarter.
Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments and as such, it is expected that the remaining trust preferred securities will not be settled at a price less than the current carrying value of the investments. The Corporation has concluded from detailed cash flow analysis performed as of March 31, 2011 that it is probable that all contractual principal and interest payments will be collected on all of its single-issuer and pooled trust preferred securities, except for those on which OTTI was recognized on the pooled trust preferred securities.
Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, and it is more likely than not that Parkvale will not be required to sell the investments before recovery of its amortized cost, Parkvale does not consider the remaining value of these assets to be other-than-temporarily impaired at March 31, 2011. However, continued interest deferrals and/or insolvencies by participating issuers could result in a further writedown of one or more of the trust preferred investments in the future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
The following table provides information relating to the Corporation’s trust preferred securities as of March 31, 2011.

											Excess
										Expected	Subordination
									Actual	Defaults	(as a % of
					Unrealized Gain	Lowest Credit	# of	Actual	Deferral %	(% of performing	performing
Deal	Note Class	Par Value	Amortized Cost	Fair Value	(Loss)	Ratings	Issuers	Default % (1)	(1) (2)	collateral) (3)	collateral) (4)

Pooled Investments
P1	C1	5,000	350	777	427	C	69	20.5%	19.0%	14.0%	0.0%
P2	A2A	5,000	2,020	2,517	497	CCC-	64	1.8%	22.0%	13.9%	9.5%
P3	C1	4,592	736	1,145	409	C	85	1.6%	7.4%	14.8%	0.0%
P4	C1	5,058	354	1,062	708	C	72	0.0%	11.2%	14.8%	0.0%
P5	C1	5,023	151	348	197	C	93	13.3%	17.4%	14.2%	0.0%
P6	C1	3,075	31	62	31	C	68	19.1%	16.9%	15.0%	0.0%
P8	C	3,219	128	190	62	C	56	1.2%	18.6%	13.3%	0.0%
P9	B	2,008	80	424	344	C	54	12.2%	26.4%	11.8%	0.0%
P10	B1	5,000	4,885	2,580	(2,305)	CCC	24	0.0%	5.8%	11.1%	11.3%
P11	Mezz	1,500	555	431	(124)	C	23	18.8%	21.1%	8.4%	0.0%
P12	B2	1,005	293	323	30	C	33	14.6%	16.1%	11.4%	0.0%
P13	B	3,909	3,759	1,080	(2,679)	C	45	14.4%	16.2%	13.5%	0.0%
P14	A1	4,618	4,301	2,913	(1,388)	CCC	50	20.3%	9.2%	13.9%	28.2%
P15	B	5,000	1,700	1,556	(144)	C	34	25.5%	12.2%	16.7%	0.0%
P16	C1	5,000	1,089	1,089	—	C	45	17.2%	11.1%	10.9%	0.0%
P17	C1	5,000	750	1,093	343	C	42	18.5%	15.5%	10.6%	0.0%

Subtotal	16	64,007	21,182	17,590	(3,592)

Single Issuer Investments
S1	N/A	1,000	931	770	(161)	BB+	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,970	1,541	(429)	BB+	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,781	2,443	(338)	A-	1	0.0%	0.0%	0.0%
S4	N/A	500	447	355	(92)	BB-	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,005	1,082	77	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	710	722	12	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	496	540	44	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	1,006	6	BB+	1	0.0%	0.0%	0.0%

Subtotal	8	9,729	9,340	8,459	(881)

Grand total of Trust Preferred holdings		73,736	30,522	26,049	(4,473)
The above listings do not include 7 trust preferred investments written off in prior periods.
Notes:
(1)	As a percentage of the total collateral.

(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.

(3)	Expected defaults are determined by an analysis of each security.

(4)	Excess subordination measures the performing collateral coverage of the outstanding liabilities (as a % of performing collateral).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Non agency CMOs. The non agency CMO securities of $59,848 at March 31, 2011 are supported by underlying collateral that was originated as follows:

Year originated	Amortized Cost	Fair Value
2003	$18,609	$20,222
2004	27,778	26,619
2005	3,934	4,125
2007	5,787	4,433
2008	3,740	3,741

	$59,848	$59,140

The non agency CMO portfolio at March 31, 2011 contains investments that were all rated AAA at the time of purchase. The amortized cost and fair value by their latest investment rating at March 31, 2011 is as follows:

	Amortized
	Cost	Fair Value
AAA by Moody’s, S&P, or Fitch	$22,327	$23,301
AA by Moody’s or S&P	5,882	6,328
A by Moody’s, S&P, or Fitch	3,740	3,741
Baa by Moody’s	4,871	5,751
BB by S&P	17,106	15,482
B by Finch	3,178	2,689
CCC by Fitch	2,609	1,744
D by S&P	135	104

	$59,848	$59,140

To date, with the exception of one security with an amortized cost of $134, all such securities have made scheduled payments of principal and interest on a timely basis with additional collateral provided by support tranches in these structured debt obligations. OTTI charges of $1,800 were recognized in prior periods regarding the security for which scheduled payments were not received.
General. At March 31, 2011, Parkvale has unrealized losses that are greater than one year aggregating $10,514 on held to maturity securities. These unrealized losses over one year relate primarily to investments in pooled and individual trust preferred securities and non-agency CMOs as detailed in the preceding tables. The unrealized losses relate to illiquidity and the uncertainty affecting these markets, interest rate changes, higher spreads to treasuries at March 31, 2011 compared to the purchase dates and concerns of future bank failures. Pooled trust preferred securities with unrealized losses for more than 12 months relate to 4 pooled trust preferred securities aggregating $14,645, representing $8,129 of fair value with $6,516 of unrealized losses. Individual trust preferred securities with unrealized losses for more than 12 months relate to 4 individual securities aggregating $6,129, representing $5,109 of fair value with $1,020 of unrealized losses.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
Other-Than-Temporary- Impairment
Securities with a remaining carrying value as of March 31, 2011 that have incurred OTTI charges are summarized as follows:

	Unadjusted	OTTI	OTTI	3/31/11	3/31/11
	Carrying	Charge to	Charge to	Carrying	Fair
Security	Value	earnings	OCI	Value	Value

Pooled trust preferred security	$48,857	$19,904	$20,718	$8,236	$11,016
The following chart shows the balance of other comprehensive income charges related to fair value:

Pooled trust
preferred securities
Balance at June 30, 2010	$19,868

Total losses — realized/unrealized	3,046
Included as a charge to earnings	(2,197)
Change to other comprehensive income	—

Balance at March 31, 2011	$20,717

The following table displays the cumulative credit component of OTTI charges recognized in earnings on debt securities for which a portion of an OTTI is recognized in other comprehensive income at March 31, 2011:

Pooled trust
preferred securities
Balance at June 30, 2010	$17,707
Addition for the credit component on debt securities in which OTTI was not previously recognized	2,197

Balance at March 31, 2011	$19,904

The amount of securities with OTTI charges to earnings are as follows:
Recorded in September 30, 2010 quarter	$996
Recorded in December 31, 2010 quarter	946
Recorded in March 31, 2011 quarter	255
During the March 31, 2010 quarter, two pooled trust preferred securities and three non agency CMO securities considered to be other than temporarily impaired were written down to fair value with a net charge to earnings of $1,044. During the three months ended March 31, 2011, charges of $255 on OTTI investments were recognized as net impairment losses in earnings. The current quarter charges were due to OTTI related to two pooled trust preferred securities. Write-downs were based on individual securities’ credit performance and the issuer’s inability to make its contractual principal and interest payments. Should credit quality continue to deteriorate, it is possible that additional write-downs may be required. Based on the credit worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired at March 31, 2011.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
NOTE 8. GOODWILL AND MARKET VALUATION
Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $9.75 per share at March 31, 2011, which is below the book value of $16.50 at such date. The difference between the market value and the book value at March 31, 2011 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.
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
Based on the above report, management determined that goodwill was not impaired at March 31, 2011 or December 31, 2010. The annual testing of goodwill as required was performed as of June 30, 2010 and in a similar report issued by the independent third party on July 23, 2010, goodwill non-impairment was certified as of June 30, 2010. If Parkvale’s stock continues to trade significantly below its book value, if discounted cash flow estimates materially decline, or if the multiples in other acquisitions of financial institutions continue to decline, then a goodwill impairment charge may become appropriate in a future quarter.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share data)
NOTE 9. EARNINGS PER SHARE (“EPS”)
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Numerator for basic and diluted EPS:
Net income	$1,947	$1,418	$6,011	$4,698
Less: Preferred stock dividend	397	397	1,191	1,191

Net income to common stockholders	$1,550	$1,021	$4,820	$3,507

Denominator:
Weighted average shares for basic EPS	5,582,407	5,527,818	5,547,111	5,461,373
Effect of dilutive stock options	2,808	—	1,369	—

Weighted average shares for dilutive EPS	5,585,215	5,527,818	5,548,480	5,461,373

Net income per common share:
Basic	$0.28	$0.18	$0.87	$0.64

Diluted	$0.28	$0.18	$0.87	$0.64

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
On April 5, 2011, the FASB issued ASU 2011-02: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU is clarifying when a loan modification or restructuring is considered a troubled debt restructuring. The guidance is effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly considered impaired receivables an entity should apply the guidance prospectively in the first interim period beginning on or after June 15, 2011. The disclosures relating to troubled debt restructurings will be required in the first interim period beginning on or after June 15, 2011. The adoption of this ASU is not expected to have a material impact on the Corporation’s consolidated financial statements.

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
Item 2.
PARKVALE FINANCIAL CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of Parkvale Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The financial statements as of and for the quarter ended March 31, 2011 are unaudited and, as such, are subject to year-end audit review.
Forward-Looking Statements:
In addition to historical information, this filing may contain forward-looking statements. We have made forward-looking statements in this document that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When we use words such as believe, expect, anticipate or similar expressions, we are making forward-looking statements.
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
Balance Sheet Data:

	March 31,
(Dollar amounts in thousands, except per share data)	2011	2010
Total assets	$1,801,292	$1,896,225
Loans, net	998,936	1,033,004
Interest-earning deposits and federal funds sold	160,053	152,621
Total investments	489,466	571,495
Deposits	1,480,886	1,513,442
FHLB advances	150,862	186,030
Shareholders’ equity	123,864	148,955
Book value per common share	$16.50	$21.19
Statistical Profile:

	Three Months Ended		Nine Months Ended
	March 31, (1)		March 31, (1)
	2011	2010	2011	2010
Average yield earned on all interest-earning assets	3.85%	4.20%	3.91%	4.32%
Average rate paid on all interest-bearing liabilities	1.65	2.07	1.74	2.30
Average interest rate spread	2.20	2.13	2.17	2.02
Net yield on average interest-earning assets	2.19	2.12	2.16	2.07
Other expenses to average assets	1.74	1.65	1.72	1.59
Taxes to pre-tax income	30.27	24.97	24.99	13.22
Dividend payout ratio	7.14	27.78	6.90	23.44
Return on average assets	0.43	0.30	0.44	0.33
Return on average equity	5.71	3.68	5.95	4.10
Average equity to average total assets	7.58	8.11	7.39	7.99
Dividends per share	$0.02	$0.05	$0.06	$0.15

	At March 31,
	2011	2010
One year gap to total assets	9.58%	13.12%
Intangibles to total equity	22.47	19.29
Ratio of nonperforming loans and foreclosed real estate to total assets	1.76	1.79
Number of full-service offices	47	47

(1)	The applicable income and expense figures have been annualized in calculating the percentages.
Nonperforming Loans and Foreclosed Real Estate:
A weak national economy and to a lesser extent local housing sector and credit markets contributed towards an increased level of non-performing assets, which peaked at September 30, 2009. Nonperforming loans (delinquent 90 days or more) and real estate owned in the aggregate represented 1.76%, 1.91% and 1.79% of total assets at March 31, 2011, June 30, 2010 and March 31, 2010, respectively. Such non-performing assets at March 31, 2011 have decreased to $31.8 million from $35.2 million at June 30, 2010, and include $22.3 million of non-accrual loans. Please refer to the loan charts and analysis in the notes to unaudited interim consolidated financial statements that precede this section.
As of March 31, 2011, single-family mortgage loans delinquent 90 days or more include 50 loans aggregating $20.4 million purchased from others and serviced by national service providers with a cost basis ranging from $40,000 to $728,000 and 40 loans aggregating $2.9 million in Parkvale’s retail market area. Of these total 90 loans, 9 have a cost basis of $500,000 or greater. Management believes that the delinquent 1-4 family mortgage loans are adequately collateralized with the exception of 39 loans aggregating $13.8 million, which have the necessary related allowances for losses provided. Loans 180 days or more delinquent are individually evaluated for collateral values in accordance with banking regulations with specific reserves recorded as appropriate.
At March 31, 2011, modifications have been performed at market terms on 126 1-4 family mortgage loans totaling $20.3 million, primarily related to extension of maturity dates and extension of interest-only payment periods of thirty-six months or less. These modified loans are all performing at March 31, 2011. The discounted cash flow analysis related to these modifications results in an insignificant impact over the life of the loan.
Commercial business loans 90 days or more delinquent of $1.2 million at March 31, 2011 include a $799,000 relationship to a coal extraction and reclamation entity. The commercial relationship is in the process of collection and management believes the facility is adequately collateralized.
Parkvale has $25.5 million of loans classified as substandard at March 31, 2011. The substandard loans have exhibited signs of weakness, or have been recently modified or refinanced and are being monitored to assess if new payment terms are followed by the borrowers. These loans have exhibited characteristics which warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns and achieving a performing status classification of such loans.

Foreclosed real estate of $9.4 million at March 31, 2011 consists of $5.6 million of single-family dwellings, including three units in a single-family residential development with a net book value of $856,000. At March 31, 2011, foreclosed real estate also includes eight commercial real estate properties with an aggregate value of $3.8 million, including two commercial real estate properties with a net book value of $1.1 million formerly used as automobile dealerships, a medical facility with a net book value of $1.1 million and a hospital with a net book value of $982,000 that has ceased business operations. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell, with reserves established when deemed necessary.
Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $1.3 million at March 31, 2011 and $1.1 million at March 31, 2010. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.
Allowance for Loan Losses:
The allowance for loan losses was $19.0 million at March 31, 2011, $19.2 million at June 30, 2010 and $17.7 million at March 31, 2010 or 1.87%, 1.83% and 1.68% of gross loans respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.
Parkvale continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Reserves are then established based upon the evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote. In addition to the $633.1 million of 1-4 family mortgage loans, the majority of the consumer loans represent either second mortgages in the form of term loans and home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans or discounted teaser rates on ARM loans. Included in the 1-4 family mortgage portfolio is $471.1 of amortizing loans and $162.0 million of interest only loans as of March 31, 2011. The initial interest only period for $62.0 million of the aggregate $162.0 million has expired, and the loans are contractually amortizing at March 31, 2011. Originated adjustable 1-4 family mortgage loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or Libor. Adjustable-rate 1-4 family mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. The purchased loan portfolio is geographically diversified throughout the United States and is generally considered well collateralized. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. While management believes the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances where economic conditions change and affect the assumptions used in evaluating the adequacy of the allowance for loan losses.

Liquidity and Capital Resources:
Federal funds sold increased $20.4 million or 15.1% from June 30, 2010 to March 31, 2011. Investment securities held to maturity increased $40.8 million or 9.2% from June 30, 2010 to March 31, 2011, primarily due to purchases of agency mortgage-backed securities. Interest-earning deposits in other institutions increased $3.0 million or 378.8%. Loans, net of allowance, decreased $33.4 million or 3.2% from June 30, 2010 to March 31, 2011. The decrease in the loan portfolio was primarily due to a $27.6 million or 4.2% decline in one-to-four family residential loans and a decrease of $6.8 million or 19.4% in automobile loans. Deposits decreased $7.2 million or 0.5% from June 30, 2010 to March 31, 2011, FHLB advances decreased $35.1 million or 18.8% due to the maturity of six advances aggregating $35 million at costs of 4.12% to 6.05%, escrow for taxes and insurance decreased $751,000 or 10.0% and other debt decreased $940,000 or 6.8%. Parkvale Bank’s FHLB advance available maximum borrowing capacity is $706.6 million at March 31, 2011. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB and Federal Reserve could be utilized to fund a rapid decrease in deposits.
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
Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. The Corporation was in compliance with all terms and conditions of the Loan Agreement, as amended, at March 31, 2011.
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
In January 2009, the Corporation entered into interest rate swap contracts to modify the interest rate characteristics of designated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. The Corporation hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three to five years for hedges converting an aggregate of $20.0 million in floating-rate debt to fixed. The fair value of these derivatives, net of taxes, totals a loss of $262,000 at March 31, 2011, and is reported as a contra account in other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Ineffectiveness of these swaps, if any, is recognized immediately in earnings. The change in value of these derivatives during the quarter ended March 31, 2011 resulted in no adjustment to current earnings, as the swaps were measured as effective.
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
Capital: Of the $56.8 million of gross proceeds from the sale of the Series A Preferred Stock and the Loan from PNC, the Corporation contributed $50 million to the Bank as additional Tier 1 capital at the Bank. As noted above, the PNC Loan is being repaid quarterly, with a final principal payment of $15.6 million due on December 31, 2013, and the dividend rate on the Series A Preferred Stock will increase from 5% to 9% per annum after the five-year anniversary date of the issuance of such stock. The Bank may not pay any dividends to the Corporation unless the Bank receives prior non-objection of its regulators.
Shareholders’ equity was $123.9 million or 6.88% of total assets at March 31, 2011. During the nine months ended March 31, 2011, shareholders’ equity increased by $4.9 million due primarily to net income of $6.0 million, offset by declaration of common and preferred stock dividends of $1.5 million. The other comprehensive loss is due primarily to non-credit related OTTI charges recognized on held to maturity investment securities. The Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury.
The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At March 31, 2011, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 6.73%, 10.50% and 11.63%, respectively. The regulatory capital ratios for Parkvale Bank at March 31, 2011 are calculated as follows:
(Dollars in 000’s)

	Tier 1	Tier 1	Total
	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital

Equity capital (1)	$142,072	$142,072	$142,072
Less non-allowable intangible assets	(27,829)	(27,829)	(27,829)
Less non-allowable deferred tax asset	(7,883)	(7,883)	(7,883)
Plus permitted valuation allowances (2)	—	—	12,810
Plus accumulated other comprehensive income	13,097	13,097	13,097

Total regulatory capital	119,457	119,457	132,267
Minimum required capital	71,040	45,501	91,002

Excess regulatory capital	$48,417	$73,956	$41,265

Adjusted total assets (1)	$1,776,005	$1,137,519	$1,137,519
Regulatory capital as a percentage	6.73%	10.50%	11.63%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	2.73%	6.50%	3.63%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2011.

(2)	Limited to 1.25% of risk adjusted total assets.
Results of Operations — Comparison of Three Months Ended March 31, 2011 and 2010:
For the three months ended March 31, 2011, net income was $1.9 million, representing a 37.3% increase compared to net income of $1.4 million for the quarter ended March 31, 2010. Income available to common shareholders, after the payment of dividends on preferred stock, was $1.6 million or $0.28 per diluted common share for the quarter ended March 31, 2011 compared to income available to common shareholders of $1.0 million or $0.18 per diluted common share for the quarter ended March 31, 2010. The $529,000 increase in income available to common shareholders for the March 31, 2011 quarter reflects a $789,000 decrease in non-cash debt security impairment charges and a $473,000 decrease in the provision for loan losses. These factors were partially offset by a $315,000 decrease in net interest income and a $373,000 increase in income tax expense, reflecting a higher level of pre-tax income.

Interest Income:
Parkvale had interest income of $16.0 million during the three months ended March 31, 2011 versus $18.6 million during the comparable period in 2010. The $2.7 million or 14.2% decrease is the result of a 35 basis point decrease in the average yield from 4.20% in the March 2010 quarter to 3.85% in the current quarter and a $112.0 million or 6.3% decrease in the average balance of interest-earning assets. Interest income from loans decreased $1.4 million or 9.7%, resulting from a decrease in the average outstanding loan balances of $34.0 million or 3.3% and a 35 basis point decrease in the average yield from 5.26% in 2010 to 4.91% in 2011. The decrease in the loan portfolio was primarily due to a decline in single-family residential mortgage loans. The average loan yield decreased due to lower prevailing rates on new loans along with ARM loans repricing down due to lower indices for periodic rate adjustments. Investment interest income decreased by $1.3 million or 27.1% due to a decrease of $59.4 million or 10.2% in the average balance and a 62 basis point decrease in the average yield from 3.28% in 2010 to 2.66% in 2011. Interest income earned on federal funds sold decreased by $11,000 or 12.5% from the 2010 quarter due to a decrease of $18.6 million or 13.0% in the average balance. The current Federal Reserve target rate is 0.25%. The weighted average yield on all interest-earning assets was 3.81% at March 31, 2011 and 4.11% at March 31, 2010.
Interest Expense:
Interest expense decreased $2.3 million or 25.3% from the 2010 to the 2011 quarter. The decrease was due to a 42 basis point decrease in the average rate paid on deposits and borrowings from 2.07% in 2010 to 1.65% in 2011 and a decrease in the average deposits and borrowings of $74.3 million or 4.3%. At March 31, 2011, the average rate payable on liabilities was 1.22% for deposits, 4.65% for borrowings, 5.14% for term debt and 1.61% for combined deposits, borrowings and debt.
Net Interest Income:
Net interest income was $9.1 million for the quarter ended March 31, 2011 compared to $9.4 million for the quarter ended March 31, 2010. The $315,000 decrease is attributable to a net decrease of $37.7 million of net earning assets, partially offset by a 7 basis point increase in the average interest rate spread from 2.13% in 2010 to 2.20% in 2011.
Provision for Loan Losses:
The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended March 31, 2011 decreased by $473,000 or 40.6% from the 2010 quarter based upon an analysis of credit factors related to the Bank’s portfolio and related reserve levels as of March 31, 2011. Aggregate valuation allowances were 1.87%, 1.83% and 1.68% of gross loans at March 31, 2011, June 30, 2010 and March 31, 2010, respectively.
Nonperforming loans, impaired loans and real estate owned (net of reserves) aggregated $31.8 million, $35.2 million and $33.9 million at March 31, 2011, June 30, 2010 and March 31, 2010, representing 1.76%, 1.91% and 1.79% of total assets at the respective balance sheet dates. Total loan loss reserves at March 31, 2011 were $19.0 million, compared to $19.2 million at June 30, 2010 and $17.7 million at March 31, 2010. Management considers loan loss reserves sufficient when compared to the value of the underlying collateral. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning trends experienced. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.

Noninterest Income:
Total noninterest income for the March 31, 2011 quarter increased by $712,000 or 47.2%, primarily due to lower levels of non-cash debt security impairment charges recognized in earnings, which decreased to $255,000 during the March 31, 2011 quarter compared to $1.0 million during the prior year period. The March 31, 2011 quarter writedowns were due to the other than temporary impairment of two pooled trust preferred securities resulting primarily from the deterioration of and payment deferral by underlying issuers during the current quarter. The impairment charge recognized during the March 31, 2010 quarter related to two pooled trust preferred and three non agency CMO securities. The net gain on sale of assets decreased by $167,000 compared to the March 2010 quarter, as there were no sales in the March 2011 quarter. Noninterest income included an increase of $141,000 or 9.5% of service charges on deposit accounts, and decreases of $37,000 or 9.8% of service charges and other fees, and $14,000 or 2.7% of other income. Annuity fee and commission income included in other income was $224,000 in the 2011 quarter compared to $238,000 in the 2010 quarter.
Noninterest Expense:
Total noninterest expense decreased by $32,000 or 0.4% for the three months ended March 31, 2011 compared to the March 31, 2010 quarter, due to decreases of $155,000 or 4.1% of compensation and employee benefits expense, and $85,000 or 6.8% in office occupancy offset by an increase of $149,000 or 16.2% in FDIC insurance related to a higher premium rate charged by the FDIC and a $61,000 or 3.9% increase in other expenses. Annualized noninterest expense as a percentage of average assets was 1.74% for the quarter ended March 31, 2011 and 1.65% for the quarter ended March 31, 2010, reflecting lower levels of average assets during the March 2011 quarter.
Income Tax Expense:
Income tax expense for the three months ended March 31, 2011 was $845,000 compared to $472,000 for the March 2010 quarter, primarily due to a higher level of pre-tax income. The overall effective tax rates were 30.3% and 25.0% for the three months ended March 31, 2011 and 2010, respectively. The effective rates in both March 2011 and 2010 are lower than the federal statutory rate of 35.0% due to tax benefits resulting from tax-exempt instruments.
Results of Operations — Comparison of Nine Months Ended March 31, 2011 and 2010:
For the nine month period ended March 31, 2011, net income was $6.0 million compared to net income of $4.7 million for the nine month period ended March 31, 2010. After giving effect to the dividends on the preferred stock, the income available to common shareholders was $4.8 million or $0.87 per diluted common share for the nine months ended March 31, 2011 compared to income available to common shareholders of $3.5 million or $0.64 per diluted common share for the nine months ended March 31, 2010. The $1.3 million increase in income available to common shareholders for the nine months ended March 31, 2011 reflects a $2.4 million decrease in non-cash debt security impairment charges, a $2.1 million decrease in the provision for loan losses and a $521,000 increase in other non-interest income. These factors were partially offset by a $1.3 million increase in income tax expense, a $1.0 million decrease in gain on sale of assets, a $734,000 increase in FDIC insurance premiums and a $652,000 decrease in net interest income. The increase in income tax expense reflects a higher level of pre-tax income for the nine months ended March 31, 2011.
Interest Income:
Parkvale had interest income of $49.2 million during the nine months ended March 31, 2011 versus $58.0 million during the comparable period in 2010. The decrease of $8.8 million or 15.1% is attributable to a 41 basis point decrease in the average yield from 4.32% in 2010 to 3.91% in 2010 and a decrease in the average interest-earning asset portfolio of $109.0 million or 6.1%. Interest income from loans decreased by $4.5 million or 10.5% due to a decrease in the average loan balance of $48.3 million or 4.5% and a 33 basis point decrease in the average yield from 5.34% in 2010 to 5.01% in 2011. The average loan yield decreased due to lower prevailing rates on new loans along with ARM loans repricing down due to lower indices for periodic rate adjustments. Income from investments decreased by $4.3 million or 28.6% from 2010 due to a 72 basis point decrease in the average yield from 3.50% in 2010 to 2.78% in 2011 and a decrease of $57.3 million or 10.1% in the average investment balance. Interest income earned on federal funds sold decreased by $7,000 or 2.4% from the nine months ended March 31, 2010 due to a decrease in the average Federal Fund balance of $3.4 million or 2.2%.
Interest Expense:
Interest expense decreased by $8.1 million or 26.9% during the nine months ended March 31, 2011 versus 2010. The decrease was due to a 56 basis point decrease in the average rate paid from 2.30% in 2010 to 1.74% in 2011 as a result of lower prevailing market rates for retail deposits and a decrease in the average deposits and borrowings of $55.5 million or 3.2%.
Net Interest Income:
Net interest income decreased to $27.2 million for the nine months ended March 31, 2011 compared to $27.8 million for the nine months ended March 31, 2010. The $652,000 or 2.3% decrease is attributable to a net decrease of $53.5 million or 123.9% in net earning assets, offset by a 15 basis point increase in the average interest rate spread from 2.02% in 2010 to 2.17% in 2011.
Provision for Loan Losses:
Provision for loan losses decreased by $2.1 million or 43.5% from the nine-month period ended March 31, 2010 to the nine months ended March 31, 2011. Aggregate valuation allowances were 1.87% of gross loans at March 31, 2011, 1.83% of gross loans at June 30, 2010 and 1.68% of gross loans at March 31, 2010. Total loan loss reserves at March 31, 2011 were $19.0 million.
Noninterest Income:
Noninterest income increased by $1.9 million or 36.5% for the nine months ended March 31, 2011 from the nine months ended March 31, 2010 due primarily to a lower level of writedowns of investment securities. The net impairment loss recognized in earnings for the nine months ended March 31, 2011 was $2.2 million compared to $4.6 million for the nine months ended March 31, 2010. The prior period writedowns include $3.6 million of pooled trust preferred securities and $962,000 of collateralized mortgage obligations. Net gain on sale of assets decreased by $1.0 million due to prior period gains of $2.3 million of recovery on sale of previously written down securities and a $108,000 gain on sale of tail-end mortgage-backed securities. Service charges on deposits increased by $298,000 or 6.3%. Other fees and service charges for all types of products decreased by $1,000 or 0.1%. Other income increased by $224,000 or 14.2%. Annuity fee and commission income included in other income was $776,000 for the nine months ended March 31, 2011 compared to $645,000 for the nine months ended March 31, 2010.
Noninterest Expense:
Noninterest expenses increased by $764,000 or 3.4% for the nine-month period ended March 31, 2011 from the comparable period in 2010. The increase in noninterest expense is primarily attributable to an increase in FDIC insurance expense of $734,000 or 37.0% due to a higher premium rate charged by the FDIC. Other expense increased by $301,000 or 6.8% primarily due to increased costs associated with maintaining foreclosed real estate. These increases were offset by a decrease of $187,000 or 1.7% in compensation and employee benefits due to a reduction in the amount of incentive compensation being accrued.

Parkvale is not able to pay or accrue any cash bonuses to its five most highly compensated employees until the Series A Preferred Stock is redeemed, and other benefits are also being reduced. Office occupancy expense decreased by $177,000 or 5.1% compared to the prior period. Marketing expense increased by $18,000 or 7.6%. Annualized noninterest expenses as a percentage of average assets were 1.72% for the nine months ended March 31, 2011 compared to 1.59% for the nine months ended March 31, 2010.
Income Tax Expense:
Income tax expense for the nine months ended March 31, 2011 was $2.0 million compared to $716,000 for the previous nine months ended March 31, 2010. The $1.3 million increase is primarily due to higher pre-tax income in the current nine months, compounded by a higher level of tax valuation allowance reversals in fiscal 2010. The lower level of pre-tax income in the nine months ended March 31, 2010 was due to higher security writedowns and loan loss provisions. The effective tax rates are 25.0% and 13.2% for the nine months ended March 31, 2011 and 2010, respectively. The effective tax rate in the nine months of fiscal 2011 is lower than the statutory rate of 35% due to a tax refund, a reversal of tax valuation allowance from the sale of equity securities, and the tax benefits resulting from tax-exempt instruments. The effective tax rate in the nine months of fiscal 2010 is lower than the statutory rate of 35% primarily due to reversal of a $734,000 tax valuation allowance from the sale of preferred stock investments, combined with the tax benefits from tax-exempt instruments.
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
Item 4. Controls and Procedures
Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and Chief Financial Officer, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and Chief Financial Officer, concluded that Parkvale’s disclosure controls and procedures were effective as of March 31, 2011. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Risk factor disclosures are presented at June 30, 2010 in Item 1A of the Corporation’s Form 10-K, filed with the SEC on September 13, 2010, as amended on November 12, 2010. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the quarter, Parkvale Financial Corporation sold from Treasury shares 6,683 shares at a market price of $9.18 to the Executive Deferred Compensation Plan and 484 shares at a market price of $10.98 to the Supplemental Executive Benefit Plan.

(b)	Not applicable

(c)	Not applicable
Item 3. Defaults Upon Senior Securities
None
Item 4. Reserved
N/A
Item 5. Other Information
None
Item 6. Exhibits. The following exhibits are filed herewith:
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

Parkvale Financial Corporation
DATE: May 20, 2011	By:	/s/ Gilbert A. Riazzi
Gilbert A. Riazzi
Vice President and Chief Financial Officer

DATE: May 20, 2011	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer