Form 10-K/A
period 2010-06-30
PARKVALE FINANCIAL CORP
filed 2011-09-09
CIK 820907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Number of shares of Common Stock outstanding as of September 7, 2010: 5,529,211

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Shareholders dated September 20, 2010. The definitive proxy statement will be filed with the Commission on or before September 20, 2010. Part III

i

PART I.

Explanatory Note

This Amendment on Form 10-K/A amends our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (SEC) on November 12, 2010 (Amendment No. 1) and it amends our Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 13, 2010. We are filing this Amendment No. 2 to correct the consolidated financial statements of Parkvale Financial Corporation (the “Company”) as of June 30, 2010 and 2009 and for each of the periods in the years ended June 30, 2010 and 2009. The Company’s previously issued financial statements for these periods should no longer be relied upon.

The Company’s management along with its independent registered public accounting firm, during the course of the Company’s fiscal 2011 annual audit of financial results and application of financial controls, identified a deficiency that represented a material weakness in internal control over financial reporting. While a remediation plan was implemented to correct the material weakness in internal control over financial reporting, in finalizing its Form 10-K for the year ended June 30, 2011, management together with its independent registered public accounting firm identified the existence of an under-accrual of FDIC deposit insurance expense for the fiscal years ended June 30, 2010 and 2009 resulting from a previous change in FDIC regulations regarding the manner in which deposit insurance assessments were collected. The cumulative effect during fiscal 2009 through fiscal 2010 is a $1.1 million increase to the reported net loss to common shareholders. As a result of these adjustments, management with the concurrence of the Board of Directors has determined that the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 required restatement. Management’s remediation plan to correct the material weakness is detailed in Item 9A hereof. The Board of Directors has approved this remediation plan.

For additional discussion, see Note A-1 included in Item 8 of this report.

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

BUSINESS

Lending Activities

Loan Activity and Portfolio Composition

The following table shows Parkvale’s loan origination, purchase and sale activity on a consolidated basis during the years ended June 30.

	2010	2009	2008
	(Dollars in thousands)
Gross loans receivable at beginning of year	$1,125,886	$1,216,110	$1,246,906
Real estate loan originations:
Residential:
Single family (1)	51,604	51,437	48,749
Multifamily	5,984	8,996	1,344
Construction - Single family	618	3,009	7,903
Commercial	20,380	28,749	21,093

Total real estate loan originations	78,586	92,191	79,089
Consumer loan originations	63,928	61,237	77,965
Commercial loan originations	34,776	14,521	33,691

Total loan originations	177,290	167,949	190,745
Purchase of loans	6,270	—	87,667

Total loan originations and purchases	183,560	167,949	278,412

Principal loan repayments	119,842	87,178	131,936
Mortgage loan payoffs	131,322	154,758	176,268
Sales of whole loans	7,527	16,237	1,004

Net decrease in loans	(75,131)	(90,224)	(30,796)

Gross loans receivable at end of year	$1,050,755	$1,125,886	$1,216,110

(1)	Includes $9.8 million, $15.5 million and $10.2 million of loans originated by PMC during fiscal 2010, 2009 and 2008, respectively.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at June 30.

(Dollars in thousands)	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential:
Single family	$660,456	63.9	$726,254	65.6	$828,157	68.9
Multifamily (1)	32,104	3.1	34,216	3.1	29,737	2.5
FHA/VA	229	0.1	332	0.1	359	0.1
Commercial	117,054	11.3	114,827	10.2	113,622	9.4
Other (2)	10,833	1.1	14,806	1.3	17,497	1.4

Total real estate loans	820,676	79.5	890,435	80.3	989,372	82.3
Consumer loans (3)	184,207	17.8	185,818	16.8	176,948	14.7
Loans on savings accounts	5,427	0.5	5,031	0.4	6,147	0.5
Commercial loans	40,445	3.9	44,602	4.0	43,643	3.6

Total loans receivable	1,050,755	101.7	1,125,886	101.5	1,216,110	101.1
Less:
Loans in process	135	0.0	60	0.0	236	0.0
Allowance for losses	19,209	1.8	17,960	1.6	15,249	1.2
Unamortized premiums	(952)	(0.1)	(1,070)	(0.1)	(1,040)	(0.1)

Net loans receivable	$1,032,363	100.0%	$1,108,936	100.0%	$1,201,665	100.0%

	2007		2006
	Amount	%	Amount	%
Real estate loans:
Residential:
Single family	$859,562	69.6	$832,710	68.4
Multifamily (1)	32,474	2.6	28,911	2.4
FHA/VA	410	0.1	552	0.1
Commercial	112,287	9.1	108,977	8.9
Other (2)	18,321	1.5	20,834	1.7

Total real estate loans	1,023,054	82.9	991,984	81.5
Consumer loans (3)	173,506	14.0	182,506	15.0
Deposit loans	5,162	0.4	5,721	0.5
Commercial loans	45,184	3.7	49,875	4.1

Total loans receivable	1,246,906	101.0	1,230,086	101.1
Less:
Loans in process	98	0.0	142	0.0
Allowance for losses	14,189	1.1	14,907	1.2
Unamortized premiums	(1,778)	(0.1)	(2,291)	(0.1)

Net loans receivable	$1,234,397	100.0%	$1,217,328	100.0%

(1)	Includes short-term construction loans to developers.
(2)	Loans for purchase and development of land.
(3)	Primarily includes home equity loans and home equity lines of credit, and to a lesser extent, personal lines of credit, student loans, personal loans, charge cards, home improvement loans and automobile loans.

The following table sets forth the percentage of gross loans receivable in each category to total loans at June 30:

	2010	2009	2008	2007	2006
Single Family loans	62.9%	64.5%	68.1%	68.9%	67.7%
Commercial Real Estate & Multi Family loans	15.2	14.5	13.2	13.1	12.9
Consumer and loans on savings accounts	18.1	17.0	15.1	14.3	15.3
Commercial loans	3.8	4.0	3.6	3.7	4.1

Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

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

Amounts Due in Years Ending June 30,	Real Estate Loans (1) (2)	Commercial Loans (2)	Consumer Loans (3)
	(Dollars in thousands)
2011	$5,887	$20,085	$71,965
2012 – 2015	40,755	15,332	36,832
2016 and thereafter	774,034	5,028	75,410

Gross loans receivable	$820,676	$40,445	$184,207

(1)	Includes all residential and commercial real estate loans, and loans for the purchase and development of land.
(2)	Variable rate and ARM loans represent approximately 53.3% of gross loans receivable maturing in the year ending June 30, 2011. Of the $814.8 million of real estate loans maturing after June 30, 2011, $316.6 million are fixed rate loans and $498.2 million are adjustable rate loans. Of the $20.4 million of commercial loans maturing after June 30, 2011, $17.1 million are fixed rate loans and $3.3 million are adjustable rate loans. Real estate and commercial loans maturing after June 30, 2011 aggregate $835.2 million, of which $333.7 million are fixed rate loans and $501.5 million are adjustable rate loans.
(3)	Of the $112.2 million of consumer loans maturing after June 30, 2011, $109.2 million are fixed rate loans and $3.0 million are adjustable rate loans.

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

Nonaccrual, substandard and doubtful commercial and other real estate loans are assessed for impairment.A loan is considered impaired when, based on current information and events, it is probable that Parkvale will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Parkvale excludes certain loans, consistent with US GAAP, in the determination and measurement of impaired loans. See Note C of “Notes to Consolidated Financial Statements” for additional information on loan impairment. Impaired assets include $8.6 million of foreclosed real estate as of June 30, 2010. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less the cost to sell.

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

Parkvale’s investment portfolio consisted of the following securities at June 30 of the years indicated.

(Dollars in thousands)	2010	2009	2008
U.S. Government and agency obligations	$194,248	$108,682	$71,411
Municipal obligations	21,641	19,165	4,050
Trust preferred securities	33,551	77,660	94,937
Corporate debt	27,112	57,464	44,224
Mortgage-backed securities	226,704	241,058	198,406
Equity securities (at fair value)	5,966	9,679	16,634
FHLB stock	14,357	13,826	14,713

Total investment portfolio	$523,579	$527,534	$444,375

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

The following table shows mortgage-backed security activity during the years ended June 30.

(Dollars in thousands)	2010	2009	2008
Mortgage-backed securities at beginning of year	$241,058	$198,406	$27,466
Purchases	57,955	84,788	191,587
Principal repayments	(72,309)	(42,136)	(20,647)

Mortgage-backed securities at end of year	$226,704	$241,058	$198,406

The following table indicates the respective maturities and weighted average yields of securities as of June 30, 2010:

	Carrying Balance	%
U.S. Treasury and U.S. Government agencies:
Maturing within one year	$10,000	4.99
Maturing within five years	145,084	1.43
Maturing within ten years	39,164	2.13
States of the U.S. and political subdivisions:
Maturing within one year	7,023	1.28
Maturing within five years	10,719	3.25
Maturing within ten years	1,653	4.85
Maturing after ten years	2,246	6.26
Individual trust preferred securities:
Maturing after ten years	9,322	4.20
Pooled trust preferred securities:
Maturing after ten years	24,229	1.64
Corporate debt:
Maturing within one year	10,693	4.07
Maturing within five years	16,419	5.50
Mortgage-backed securities:	166,900	3.66

Subtotal of Held to Maturity Securities	443,452	3.00
Equity and non-agency CMO securities available for sale (at market value)	65,770	3.56

Total	$509,222

The fair values of the individual trust preferred and pooled trust preferred securities at June 30, 2010 were $8.0 million and $16.8 million, respectively. The aggregate fair value of these trust preferred securities was $8.7 million below their aggregate amortized cost at June 30, 2010. Due to the illiquidity and uncertainty affecting the pooled trust preferred markets, Parkvale does not anticipate purchasing these types of investments in the immediate future. See “Risk Factors – The fair value of our investment securities held to maturity is less than the carrying value of such securities.”

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

The following table shows the distribution of Parkvale’s deposits by type of deposit as of June 30.

	2010		2009		2008
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Passbook accounts and statement savings	$224,266	15.1%	$203,756	13.5%	$192,670	12.9%
Checking and money market accounts	465,615	31.2%	418,211	27.7%	409,466	27.4%
Certificate accounts	588,926	39.6%	659,906	43.7%	671,327	45.0%
Jumbo certificates	202,483	13.6%	218,527	14.4%	207,629	13.9%
Accrued interest	6,783	0.5%	10,848	0.7%	12,593	0.8%

Total savings deposits	$1,488,073	100.0%	$1,511,248	100.0%	$1,493,685	100.0%

The following table sets forth information regarding average balances and average rates paid by type of deposit for the years ending June 30.

	2010		2009		2008
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Passbook accounts	$211,070	0.42%	$193,273	0.66%	$185,213	0.85%
Checking and money market accounts	451,771	0.42%	414,484	0.76%	402,928	1.15%
Certificate accounts	843,397	2.93%	877,336	3.88%	876,175	4.62%
Accrued interest	9,302	0.00	12,374	0.00%	14,107	0.00%

	$1,515,540	1.81%	$1,497,467	2.57%	$1,478,423	3.19%

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

The following table sets forth the net deposit flows of Parkvale during the years ended June 30.

(Dollars in thousands)	2010	2009	2008
Decrease before interest credited	$(55,636)	$(14,896)	$(12,703)
Interest credited	32,460	32,460	37,385

Net deposit (decrease) increase	$(23,176)	$17,564	$24,682

Management carefully monitors the interest rates and terms of its deposit products in order to maximize Parkvale’s interest rate spread and to better match its interest rate sensitivity.

The following table reflects the makeup of Parkvale’s deposit accounts at June 30, 2010, including the scheduled quarterly maturity of certificate accounts.

(Dollars in thousands)	Amount	% of Total Deposits	Average Rate
Passbook and club accounts	$224,266	15.1%	0.37
Checking and money market accounts	465,615	31.2%	0.33

Total non-certificate accounts	689,881	46.3%	0.34
Certificates maturing in quarter ending:
September 30, 2010	158,617	10.7%	1.59
December 31, 2010	103,680	7.0%	1.50
March 31, 2011	65,363	4.4%	1.79
June 30, 2011	76,539	5.2%	1.67
September 30, 2011	36,205	2.4%	1.99
December 31, 2011	47,907	3.2%	3.17
March 31, 2012	44,320	3.0%	3.30
June 30, 2012	28,909	1.9%	2.73
September 30, 2012	30,344	2.0%	3.85
December 31, 2012	38,029	2.6%	3.48
March 31, 2013	28,307	1.9%	2.86
June 30, 2013	34,491	2.3%	2.65
Thereafter	98,698	6.6%	3.68

Total certificate accounts	791,409	53.2%	2.38
Accrued interest	6,783	0.5%	0.00

Total deposits	$1,488,073	100.0%	1.85

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

The following table sets forth information concerning Parkvale’s advances from the FHLB of Pittsburgh for the years ended June 30.

(Dollars in thousands)	2010	2009	2008
Average balance outstanding	$186,078	$186,306	$206,534
Maximum amount outstanding at any month-end during the period	186,182	$186,410	$211,638
Average interest rate	4.90%	4.90%	4.96%
Balance outstanding at June 30	$185,973	$186,202	$191,430

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

PFC previously had two other subsidiaries - Parkvale Statutory Trust I (“PSTI”) and Advance Statutory Trust I (“ASTI”), which were Connecticut chartered investment companies. PSTI and ASTI were formed in 2002 with aggregate borrowings of $32.2 million, which was contributed to the Bank in the form of Tier 1 capital. ASTI was dissolved in fiscal 2008 upon the repayment of all obligations on December 26, 2007. PSTI was dissolved in fiscal 2007 upon the repayment of all obligations on March 26, 2007.

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

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, the powers of the Office of Thrift Supervision regarding PFC will transfer to other federal financial institution regulatory agencies on July 21, 2011, unless extended up to an additional six months. See “ – Recently Enacted Regulatory Reform.” All of the regulatory functions related to PFC, as a savings and loan holding company that is currently under the jurisdiction of the Office of Thrift Supervision, will transfer to the Federal Reserve Board.

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

The Bank received a credit of $1.5 million in June 2007 that was utilized throughout fiscal 2009 and fiscal 2008 to offset FDIC premiums of $746,000 and $758,000, respectively. The credit balance was fully utilized by June 30, 2009. As a result of increased FDIC insurance premium rates and full utilization of the credit, FDIC insurance expense increased to $3.4 million for fiscal 2010 compared to $2.3 million during fiscal 2009.

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

We incurred a net loss of $16.8 million in fiscal 2010, compared to net loss of $10.3 million for fiscal 2009. After subtracting the dividends paid on the preferred stock issued in December 2008, the net loss applicable to our common stockholders in fiscal 2010 was $18.4 million, compared to $11.1 million in fiscal 2009. The net loss in fiscal 2010 was primarily due to writedowns of $39.0 million on pooled trust preferred and non-agency CMO securities. The net loss in fiscal 2009 was primarily due to writedowns of $30.4 million on trust preferred securities, preferred stocks and other securities held in our investment portfolio. See Notes B and J of Notes to Consolidated Financial Statements.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2010	—	—	—	—
May 1-31, 2010	—	—	—	—
June 1-30, 2010	—	—	—	—

(1)	The repurchase program approved for fiscal 2009 expired on June 30, 2009. Parkvale did not approve a repurchase program for fiscal 2010.

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

	Period Ending
Index	06/30/05	06/30/06	06/30/07	06/30/08	06/30/09	06/30/10
Parkvale Financial Corporation	100.00	110.05	114.82	94.28	38.00	36.10
NASDAQ Composite	100.00	105.60	126.56	111.47	89.21	102.54
NASDAQ Financial	100.00	104.84	112.99	81.01	64.32	68.61
S&P 500	100.00	108.63	131.00	113.81	83.97	96.09

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(Dollar amounts in thousands except per share data)

Balance Sheet Data at June 30:	2010 Restated	2009 Restated	2008	2007	2006
Total assets	$1,841,309	$1,906,370	$1,851,392	$1,844,231	$1,858,715
Loans, net	1,032,363	1,108,936	1,201,665	1,234,397	1,217,328
Securities and FHLB stock	523,579	527,534	444,375	379,943	425,183
Deposits	1,488,073	1,511,248	1,493,685	1,469,084	1,451,764
FHLB advances, term and other debt	223,588	232,463	213,395	224,764	239,413
Shareholders’ equity	117,873	150,024	131,631	129,670	122,704
Book value per share	15.57	21.79	24.01	23.10	21.64

Operating Data for the Year Ended June 30:	2010 Restated	2009 Restated	2008	2007	2006
Total interest income	$75,861	$90,483	$97,882	$97,260	$89,575
Total interest expense	38,515	48,846	57,978	58,871	50,977

Net interest income	37,346	41,637	39,904	38,389	38,598
Provision for loan losses	7,448	6,754	2,331	828	736

Net interest income after provision for loan losses	29,898	34,883	37,573	37,561	37,862
Net impairment losses recognized in earnings	38,977	30,363	—	—	—
Noninterest income	12,443	12,662	8,452	10,358	9,415
Noninterest expenses	30,948	30,553	28,623	28,039	27,640

Income (loss) before taxes	(27,584)	(13,371)	17,402	19,880	19,637
Income tax expense (benefit)	(10,784)	(3,093)	4,599	6,455	6,325

Net income (loss)	($16,800)	($10,278)	$12,803	$13,425	$13,312

Preferred Stock Dividend	1,588	829	—	—	—

Income (loss) to common shareholders	($18,388)	($11,107)	$12,803	$13,425	$13,312

Net income (loss) per diluted common share	($3.36)	($2.04)	$2.31	$2.34	$2.33

Other Selected Data (Statistical Profile):

Year Ended June 30:	2010 Restated	2009 Restated	2008	2007	2006
Average yield earned on all interest-earning assets	4.27%	5.13%	5.66%	5.55%	5.11%
Average rate paid on interest-bearing liabilities	2.21	2.84	3.42	3.44	2.96
Average interest rate spread	2.06	2.29	2.24	2.11	2.15
Net yield on average interest-earning assets	2.10	2.36	2.31	2.19	2.20
Other expenses to average assets	1.62	1.63	1.56	1.51	1.49
Efficiency ratio	62.16	56.27	59.19	57.52	57.57
Return on average assets	(0.88)	(0.55)	0.70	0.73	0.72
Dividend payout ratio	—	—	38.12	34.19	34.33
Return on average equity	(11.10)	(6.92)	9.73	10.54	11.26
Average equity to average total assets	7.94	7.91	7.15	6.88	6.38

At June 30:	2010 Restated	2009 Restated	2008	2007	2006
One year gap to total assets	12.45%	9.46%	2.07%	1.67%	(3.52)%
Intangibles to total equity	24.19	19.61	23.04	24.09	26.21
Shareholders’ equity to assets ratio	6.40	7.87	7.11	7.03	6.60
Ratio of nonperforming assets to total assets	1.91	1.76	0.85	0.34	0.25
Nonperforming assets	$35,157	$33,641	$15,808	$6,196	$4,564
Allowance for loan losses as a % of gross loans	1.83%	1.60%	1.25%	1.14%	1.21%
Number of full-service offices	47	48	48	47	47

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion is to summarize the financial condition and results of operations of Parkvale Financial Corporation (“PFC”) and provide other information which is not readily apparent from the consolidated financial statements included in this report. Reference should be made to those statements, the notes thereto and the selected financial data presented elsewhere in this report for a complete understanding of the following discussion and analysis. As a result of the restatement discussed in the Explanatory Note, Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the respective quarterly interim periods during fiscal 2010 and 2009 as applicable.

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

The following tables summarize financial condition trends for the respective interim quarters:

Balance Sheet Data:

(Dollar amounts in thousands, except per share data)

	September 30,			December 31,
	2009	2008	2007	2009	2008	2007
Total assets	$1,902,448	$1,828,062	$1,846,756	$1,914,882	$1,890,203	$1,828,508
Loans, net	1,071,611	1,181,938	1,221,914	1,053,009	1,163,968	1,207,837
Securities and FHLB stock	546,955	433,580	381,960	600,156	487,821	427,329
Deposits	1,518,661	1,482,400	1,474,628	1,528,142	1,481,785	1,458,688
FHLB advances, term and other debt	225,444	204,944	233,571	226,572	232,254	229,270
Shareholders’ equity	150,244	131,243	129,273	150,499	163,217	128,080
Book value per share	$21.83	$23.94	$23.39	$21.54	$24.22	$23.46

	March 31,
	2010	2009	2008
Total assets	$1,895,147	$1,906,060	$1,856,807
Loans, net	1,033,004	1,143,015	1,181,982
Securities and FHLB stock	571,495	543,667	420,566
Deposits	1,513,442	1,511,773	1,490,174
FHLB advances, term and other debt	224,983	232,413	223,217
Shareholders’ equity	147,877	149,376	130,292
Book value per share	$21.00	$21.67	$23.77

Statistical Profile (see Note M of “Notes to Consolidated Financial Statements” for additional information for the restated Quarterly Consolidated Statements of Operations):

	Three Months Ended			Three Months Ended			Three Months Ended
	September 30, (1)			December 31, (1)			March 31, (1)
	2009	2008	2007	2009	2008	2007	2010	2009	2008
Average yield on all interest-earnings assets	4.45%	5.47%	5.77%	4.30%	5.38%	5.79%	4.20%	5.09%	5.68%
Average rate paid on all interest-bearing liabilities	2.44	3.07	3.54	2.25	3.00	3.58	2.07	2.83	3.42
Average interest rate spread	2.01	2.40	2.23	2.05	2.38	2.21	2.13	2.26	2.26
Net yield on average interest-earning assets	2.07	2.50	2.30	2.03	2.47	2.27	2.12	2.30	2.32
Other expenses to average assets	1.63	1.54	1.58	1.58	1.57	1.59	1.67	1.63	1.55
Efficiency ratio	60.02	52.13	56.97	59.49	54.40	57.27	66.58	61.16	56.52
Return on average assets	0.15	.24	0.80	0.48	0.44	0.78	0.28	-3.02	0.77

Dividend payout ratio	84.29	110.00	33.89	14.44	61.11	34.18	29.41	-8.12	34.38
Return on average equity	1.92	3.23	11.27	5.98	5.59	11.01	3.51	-35.32	10.64
Average equity to average total assets	7.91	7.27	7.08	7.96	7.94	7.06	8.11	8.56	7.22
Dividends per share	$0.05	$0.22	$0.22	$0.05	$0.22	$0.22	$0.05	$0.22	$0.22

	Six Months Ended			Nine Months Ended
	December 31, (1)			March 31, (1)
	2009	2008	2007	2010	2009	2008
Average yield on all interest-earnings assets	4.38%	5.43%	5.77%	4.32%	5.32%	5.75%
Average rate paid on all interest-bearing liabilities	2.39	3.04	3.56	2.30	2.97	3.51
Average interest rate spread	1.99	2.39	2.21	2.02	2.35	2.24
Net yield on average interest-earning assets	2.05	2.49	2.29	2.07	2.43	2.30
Other expenses to average assets	1.60	1.55	1.58	1.63	1.58	1.57
Efficiency ratio	59.76	53.25	57.12	61.93	55.79	56.92
Return on average assets	0.31	0.34	0.79	0.30	-0.81	0.78
Dividend payout ratio	24.58	78.57	34.03	25.86	-30.70	34.20
Return on average equity	3.96	4.46	11.14	3.81	-10.17	10.97
Average equity to average total assets	7.93	7.60	7.07	7.99	7.93	7.12
Dividends per share	$0.10	$0.44	$0.44	$0.15	$0.66	$0.66

(1)	The applicable income and expense figures have been annualized in calculating the percentages.

	At September 30,			At December 31,			At March 31,
	2009	2008	2007	2009	2008	2007	2010	2009	2008
One year gap to total assets	9.68%	2.28%	11.06%	4.56%	11.73%	10.75%	13.12%	9.78%	5.95%
Intangibles to total equity	19.43	22.94	23.99	19.25	18.30	24.03	19.43	19.85	23.45
Ratio of nonperforming loans and foreclosed real estate to total assets	2.15	0.90	0.47	1.90	1.10	0.51	1.79	1.65	0.78
Number of full-service offices	48	48	47	48	48	48	47	48	48

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

Gap indicators of IRR are not necessarily consistent with IRR simulation estimates. Parkvale utilizes net interest income simulation estimates under various assumed interest rate environments to more fully capture the details of IRR. Assumptions included in the simulation process include measurement over a probable range of potential interest rate changes, prepayment speeds on amortizing financial instruments, other imbedded options, loan and deposit volumes and rates, non-maturity deposit assumptions and management’s capital requirements. The estimated impact on projected net interest income in fiscal 2011 assuming an immediate parallel and instantaneous shift in current interest rates, would result in the following percentage changes over fiscal 2010 net interest income: +100 basis points (“bp”), +10.66%; +200 bp, +7.62%; –100 bp, +4.21%; -200 bp, +9.04%. This compares to projected net interest income for fiscal 2010 made at June 30, 2009 of: +100 bp, +0.9%; +200 bp, +0.1%; –100 bp, +0.9%; –200 bp, –8.0%. The fluctuation in projected net interest income between fiscal 2011 and 2010 relates to lower yields on shorter-term liquid assets and is reflective of Parkvale’s investment and interest rate risk management strategy of shortening the duration of its investment portfolio by purchasing short-term agency callable and multi-step securities in anticipation of rising interest rates.

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

Results of Operations

Parkvale Financial Corporation reported a net loss to common shareholders for the fiscal year ended June 30, 2010 of $18.4 million or $3.36 per diluted common share, compared to a net loss of $11.1 million or $2.04 per diluted common share for the fiscal year ended June 30, 2009. The $7.3 million increase in the fiscal 2010 net loss reflects higher non-cash debt security impairment charges of $39.0 million compared to $30.4 million for the fiscal year ended June 30, 2009, partially offset by a $7.7 million increase in the income tax benefit. The impairment charges are the result of credit deterioration related to pooled trust preferred and non-agency CMO securities. The loan loss provision increased from $6.8 million for fiscal 2009 to $7.5 million for fiscal 2010 to address continued weakness in housing prices and high levels of unemployment. Noninterest expense increased by $395,000 during fiscal 2010 due primarily to a $1.1 million or 47.7% increase in FDIC insurance premiums, which was partially offset by an $880,000 or 5.5% decrease in compensation and employee benefit expense.

For the three months ended September 30, 2009, net income available to common shareholders was $328,000 compared to $1.1 million for the quarter ended September 30, 2008. Net income per common diluted share was $0.06 for the quarter ended September 30, 2009 and $0.20 for the quarter ended September 30, 2008. Excluding the preferred stock dividend, net income was $725,000 for the three months ended September 30, 2009, compared to $1.1 million for the three months ended September 30, 2008. The $365,000 decrease in net income for the September 30, 2009 quarter reflects a decrease in net interest income by $1.6 million, an increase in the provision for loan losses by $1.3 million, and higher FDIC insurance premiums by $684,000, which were partially offset by lower net writedowns on investment securities of $2.3 million and a $1.1 million reduction in tax expense.

For the three months ended December 31, 2009, net income available to common shareholders was $1.9 million compared to $2.0 million for the quarter ended December 31, 2008. Net income per common diluted share was $0.35 for the quarter ended December 31, 2009 and $0.36 for the quarter ended December 31, 2008. Excluding the preferred stock dividend, net income was $2.3 million for the three months ended December 31, 2009, compared to $2.0 million for the three months ended December 31, 2008. The $244,000 increase in net income for the December 31, 2009 quarter reflects a recovery of $1.1 million upon the sale of a previously written down equity security and a $731,000 decrease in the provision for loan losses. Noninterest expense increased by $342,000 as a result of a higher FDIC insurance premium of $763,000 for the quarter and net interest income decreased by $1.5 million or 14.4%. Net interest income decreased from $10.6 million to $9.1 million for the quarter ended December 31, 2009, reflecting lower interest rates and increased refinancing activity.

For the three months ended March 31, 2010, net income available to common shareholders was $957,000 compared to a net loss of $14.8 million for the quarter ended March 31, 2009. Net income per common diluted share was $0.17 for the quarter ended March 31, 2010 and a net loss of $2.71 per common diluted share for the quarter ended March 31, 2009. Excluding the preferred stock dividend, net income was $1.4 million for the three months ended March 31, 2010, compared to a net loss of $14.4 million for the three months ended March 31, 2009. The $15.8 million increase in net income for the March 31, 2010 quarter reflects a lower level of writedowns on investment securities of $1.0 million compared to $20.9 million for the quarter ended March 31, 2009. The provision for loan losses decreased by $662,000 to $1.2 million for the quarter ended March 31, 2010. Noninterest expense increased by $214,000 during the quarter as a result of a $297,000 increase in FDIC insurance premiums, and net interest income decreased by $546,000 or 5.5%. Net interest income decreased from $10.0 million to $9.4 million for the quarter ended March 31, 2010, reflecting lower interest rates and increased refinancing activity.

The net loss of $11.1 million or $2.04 per diluted common share for fiscal 2009 compares to net income of $12.8 million or $2.31 per diluted share for the fiscal year ended June 30, 2008. The $23.9 million decrease in fiscal 2009 net income reflects increases of $27.2 million of net security impairment writedowns, $4.4 million in the provision for loan losses and $1.9 million in non-interest expense, offset by a decrease of $7.7 million in income tax expense and increases of $1.7 million in net interest income and $1.1 million in other non-interest income.

For the three months ended September 30, 2008, net income available to common shareholders was $1.1 million compared to $3.6 million for the quarter ended September 30, 2007. Net income per common diluted share was $0.20 for the quarter ended September 30, 2008 and $0.65 for the quarter ended September 30, 2007. The $2.6 million decrease in net income for the September 30, 2008 quarter reflects a $3.9 million writedown of equity and debt securities mitigated by related tax benefits of $1.3 million. Net income was favorably impacted by a $988,000 increase in net interest income, a $91,000 decrease in noninterest expense and a $615,000 decrease in income tax expense, and was negatively impacted by a $324,000 increase in the provision for loan losses.

For the three months ended December 31, 2008, net income available to common shareholders was $2.0 million compared to $3.6 million for the quarter ended December 31, 2007. Net income per common diluted share was $0.36 for the quarter ended December 31, 2008 and $0.64 for the quarter ended December 31, 2007. The $1.6 million decrease in net income for the December 31, 2008 quarter reflects a $1.1 million writedown of equity securities and a $1.8 million increase in the provision for loan losses, partially offset by a $766,000 decrease in income tax expense and increases of $818,000 in net interest income. Net interest income increased to $10.6 million from $9.8 million for the prior period. The higher loan loss provision relates to a higher level of classified assets, as non-performing assets increased. Noninterest expense decreases were primarily due to decreases in compensation and employee benefits, marketing and office supplies, telephone and postage, offset by a $67,000 increase in FDIC insurance premiums.

For the three months ended March 31, 2009, the net loss available to common shareholders was $14.8 million compared to net income of $3.5 million for the quarter ended March 31, 2008. Net loss per common diluted share was $2.71 for the quarter ended March 31, 2009 compared to net income of $0.64 per common diluted share for the quarter ended March 31, 2008. Excluding the preferred stock dividend, the net loss was $14.4 million for the three months ended March 31, 2009, compared to net income of $3.5 million for the three months ended March 31, 2008. The $17.9 million decrease in net income for the March 31, 2009 quarter was primarily the result of non-cash charges of $20.7 million charges for OTTI debt and equity securities and a $1.4 million increase in the provision for loan losses, offset by a $5.0 million decrease in income tax expense. Noninterest expense increased by $630,000 during the March 31, 2009 quarter due primarily to a $529,000 increase in FDIC insurance premiums.

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

Noninterest Expense

Total noninterest expense increased by $395,000 or 1.3% in fiscal 2010 and by $1.9 million or 6.7% in fiscal 2009 over fiscal 2008.

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

Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”). FDIC insurance expense was $3.4 million, $2.3 million and $167,000 during fiscal years 2010, 2009 and 2008, respectively. The Bank received a credit of $1.5 million in June 2007 that was utilized during a portion of fiscal 2009 and throughout fiscal 2008 to offset FDIC premiums by $746,000 and $758,000, respectively. The credit balance was fully utilized by June 30, 2009. As a result of increased FDIC insurance premium rates and full utilization of the credit, FDIC insurance expense increased to $3.4 million for fiscal 2010 compared to $2.3 million during fiscal 2009. On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was not to exceed ten basis points times the institution’s domestic deposit assessment base for the second quarter 2009 risk-based assessment. The FDIC special assessment of $880,000 was expensed at June 30, 2009, and is reflected in the $2.1 million increase in expense for fiscal 2009 compared to fiscal 2008. See “Regulation —Regulation of the Bank - Insurance of Accounts” section in Item 1 of this report.

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

Income Taxes

Federal and state income tax benefit increased by $7.7 million in fiscal 2010 due to an increase in pre-tax loss compared to fiscal year 2009. In fiscal 2009, federal and state tax expense decreased by $7.7 million due to a pre-tax loss in fiscal 2009, offset by an additional valuation allowance on equity security writedowns of $2.4 million. In fiscal 2010, $734,000 of the valuation allowance was reversed due to the subsequent recovery on the sale of preferred stock. This additional benefit resulted in an overall effective tax rate of (39.1%) for fiscal 2010. The effective tax benefit rate in fiscal 2009 is lower at (23.1%) than the federal statutory tax rate due to the reversal of tax benefits from the recording of $2.4 million of tax valuation allowance from equity securities writedowns. In fiscal 2008, the effective tax rate is lower at 26.5% as a result of the tax benefits of certain investments made by the Company and its subsidiaries.

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

Federal funds sold increased $16.4 million or 10.9% from June 30, 2009 to September 30, 2009. Investment securities held to maturity increased $20.4 million or 4.1%, interest-earning deposits in other institutions decreased $3.4 million or 86.1% and loans decreased $37.3 million or 3.4% from June 30, 2009 to September 30, 2009. Deposits increased $7.4 million or 0.5% from June 30, 2009 to September 30, 2009, other debt, primarily overnight commercial borrowings, decreased $7.0 million or 32.7%, escrow for taxes and insurance decreased $3.2 million or 44.2% and other liabilities decreased $1.3 million or 24.4%. Parkvale Bank’s FHLB advance available maximum borrowing capacity was $448.2 million at September 30, 2009.

Federal funds sold decreased $21.1 million or 14.0% from June 30, 2009 to December 31, 2009. Investment securities held to maturity increased $75.9 million or 15.1% from June 30, 2009 to December 31, 2009, primarily due to purchases of U.S. Government and agency obligations and of agency mortgage-backed securities. Interest-earning deposits in other institutions decreased $3.3 million or 84.8% and loans, net of allowance, decreased $55.9 million or 5.0% from June 30, 2009 to December 31, 2009. Prepaid expenses and other assets increased $14.2 million or 30.4% primarily due to an increase in prepaid FDIC deposit insurance premiums. The decrease in the loan portfolio was primarily due to a $58.5 million or 8.1% decline in one-to-four family residential loans. Deposits increased $16.9 million or 1.1% from June 30, 2009 to December 31, 2009, other debt, primarily overnight commercial borrowings, decreased $5.8 million or 27.2%, escrow for taxes and insurance decreased $681,000 or 9.3% and other liabilities decreased $2.3 million or 43.3%. Parkvale Bank’s FHLB advance available maximum borrowing capacity was $418.3 million at December 31, 2009.

Federal funds sold increased $1.5 million or 1.0% from June 30, 2009 to March 31, 2010. Investment securities held to maturity increased $47.1 million or 9.3% from June 30, 2009 to March 31, 2010, primarily due to purchases of U.S. Government and agency obligations and of agency mortgage-backed securities. Interest-earning deposits in other institutions decreased $3.3 million or 85.1% and loans, net of allowance, decreased $75.9 million or 6.9% from June 30, 2009 to March 31, 2010. The decrease in the loan portfolio was primarily due to a $65.3 million or 9.0% decline in one-

to-four family residential loans. Prepaid expenses and other assets increased $14.7 million or 31.4% primarily due to an increase in prepaid FDIC deposit insurance premiums. Deposits increased $2.2 million or 0.2% from June 30, 2009 to March 31, 2010, other debt, primarily overnight commercial borrowings, decreased $6.7 million or 31.4%, escrow for taxes and insurance decreased $760,000 or 10.3% and other liabilities decreased $3.0 million or 57.4%. Parkvale Bank’s FHLB advance available maximum borrowing capacity was $475.3 million at March 31, 2010.

Federal funds sold increased $3.0 million or 3.5% from June 30, 2008 to September 30, 2008. Investment securities held to maturity decreased $6.7 million or 1.6%, loans decreased $19.7 million or 1.6% from June 30, 2008 to September 30, 2008, interest-earning deposits in other institutions increased $1.2 million or 16.5% and prepaid expenses and other assets increased $498,000 or 1.2% due to prepaid taxes. Deposits decreased $11.3 million or 0.8% from June 30, 2008 to September 30, 2008, advances from the Federal Home Loan Bank decreased $5.1 million or 2.6% due to the maturity of a $5.0 million 5.58% advance. Parkvale Bank’s FHLB advance available maximum borrowing capacity was $455.4 million.

Federal funds sold increased $4.0 million or 4.7% from June 30, 2008 to December 31, 2008. Investment securities held to maturity increased $48.7 million or 11.8%, interest-earning deposits in other institutions increased $23.4 million or 322.9%, loans decreased $37.7 million or 3.1% from June 30, 2008 to December 31, 2008, and prepaid expenses and other assets increased $3.0 million or 7.2%. Deposits decreased $11.9 million or 0.8% from June 30, 2008 to December 31, 2008, advances from the Federal Home Loan Bank decreased $5.1 million or 2.7% due to the maturity of a $5.0 million 5.58% advance. Parkvale Bank’s FHLB advance available maximum borrowing capacity was $455.4 million. In addition, long-term debt increased $25.0 million and capital increased $31.8 million due to the issuance of preferred stock.

Federal funds sold decreased $12.7 million or 14.8% from June 30, 2008 to March 31, 2009. Investment securities held to maturity increased $107.7 million or 26.1%, interest-earning deposits in other institutions increased $22.9 million or 316.0%, loans decreased $58.7 million or 4.9% from June 30, 2008 to March 31, 2009, and prepaid expenses and other assets increased $4.2 million or 10.3%. Deposits increased $18.1 million or 1.2% from June 30, 2008 to March 31, 2009, and advances from the Federal Home Loan Bank decreased $5.2 million or 2.7% due to the maturity of a $5.0 million 5.58% advance. Parkvale Bank’s FHLB advance available maximum borrowing capacity was $741.3 million at March 31, 2009. In addition, during the December 2008 quarter, Parkvale borrowed $25.0 million and issued $31.8 million of preferred stock.

TARP Capital Purchase Program: On October 14, 2008, the United States Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (the “CPP”) under which the Treasury will purchase senior preferred shares from qualifying financial institutions. The plan is part of the $700 billion Emergency Economic Stabilization Act signed into law in October 2008.

On December 23, 2008, pursuant to the CPP established by the Treasury, Parkvale entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement - Standard Terms, with the Treasury (the “Agreement”), pursuant to which Parkvale issued and sold to the Treasury for an aggregate purchase price of $31,762,000 in cash (i) 31,762 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 376,327 shares of common stock, par value $1.00 per share, of Parkvale (“Common Stock”), at an initial exercise price of $12.66 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).

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

Shareholders’ equity decreased $32.2 million or 21.4% at June 30, 2010 compared to June 30, 2009. Accumulated other comprehensive (loss) income was ($13.4) million at June 30, 2010. Dividends declared per common share in fiscal 2010 were $1.1 million (equal to $0.20 per common share), representing 6.0% of net loss for the fiscal year ended June 30, 2010. No treasury stock was purchased in fiscal 2010. The book value of Parkvale’s common stock decreased 28.5% to $15.57 per share at June 30, 2010 from $21.79 per share at June 30, 2009, primarily due to the net loss reported in fiscal 2010.

The Bank is a wholly owned subsidiary of PFC. The Bank’s primary regulators are the FDIC and the Pennsylvania Department of Banking. The Office of Thrift Supervision retains jurisdiction over Parkvale Financial Corporation due to its status as a unitary savings and loan holding company. The Bank continues to maintain a “well capitalized” status, reporting a 6.10% Tier 1 capital level as of June 30, 2010 compared to 7.53% Tier 1 capital level at June 30, 2009. Adequate capitalization allows Parkvale to continue building shareholder value through traditionally conservative operations and potentially profitable growth opportunities. Management is not aware of any trends, events, uncertainties or recommendations by any regulatory authority that will have, or that are reasonably likely to have, material adverse effects on Parkvale’s liquidity, capital resources or operations. However, if additional provisions for loan losses or write-downs of investment securities become material in a weak economy, our net income and capital ratios would be adversely affected.

Critical Accounting Policies and Judgments

Parkvale’s consolidated financial statements are prepared based upon the application of certain accounting policies, the most significant of which are described in Note A-2 of the “Notes to Consolidated Financial Statements - Significant Accounting Policies”. Certain policies require numerous estimates and strategic or economic assumptions that may prove to be inaccurate or subject to variations and may significantly affect Parkvale’s reported results and financial position in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on Parkvale’s future financial condition and results of operations.

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

Securities – Held to Maturity, Available for Sale and Other Than Temporarily Impaired. Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. Parkvale’s goodwill relates to value inherent in the banking business, and the value is dependent upon Parkvale’s ability to provide quality, cost effective services in the face of competition from other market participants on a regional basis. This ability relies upon continuing investments in processing systems, the development of value-added service features, and the ease of use of Parkvale’s services. As such, goodwill value is supported ultimately by revenue, which is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could result in a charge and adversely impact earnings in future periods. See Note A-2 of Notes to Consolidated Financial Statements for additional information as of June 30, 2010.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Parkvale Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Parkvale Financial Corporation and subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Parkvale Financial Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A-1, the Company has restated its consolidated financial statements as of June 30, 2010 and 2009, and for the two years then ended.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2010, except for the fifth paragraph of Management’s Report on Effectiveness of Internal Control over Financial Reporting (As Restated), which is as of September 9, 2011, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, the Company’s internal control over financial reporting as of June 30, 2010.

/s/ ParenteBeard LLC

ParenteBeard LLC

Pittsburgh, Pennsylvania

September 13, 2010, except as to

Note A-1 as to which the date is September 9, 2011

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,
(Dollar amounts in thousands, except share data)	As Restated 2010	As Restated 2009
Assets
Cash and noninterest-earning deposits	$17,736	$15,381
Federal funds sold	135,773	150,510

Cash and cash equivalents	153,509	165,891
Interest-earning deposits in other banks	801	3,899
Investment securities available for sale at fair value (cost of $65,778 in 2010 and $8,215 in 2009) (Note B)	65,770	9,679
Investment securities held to maturity (fair value of $437,931 in 2010 and $438,745 in 2009) (Note B)	443,452	504,029
Federal Home Loan Bank Stock, at cost (Note A-2)	14,357	13,826
Loans, net of allowance of $19,209 in 2010 and $17,960 in 2009 (Note C)	1,032,363	1,108,936
Foreclosed real estate, net (Note D)	8,637	5,694
Office properties and equipment, net (Note D)	17,374	18,073
Goodwill (Note A-2)	25,634	25,634
Intangible assets and deferred charges (Note A-2)	2,877	3,786
Prepaid expenses and other assets (Note L)	76,535	46,923

Total assets	$1,841,309	$1,906,370

Liabilities and Shareholders’ Equity
Liabilities
Deposits (Note E)	$1,488,073	$1,511,248
Advances from Federal Home Loan Bank (Note F)	185,973	186,202
Other debt (Note F)	13,865	21,261
Term debt (Note F)	23,750	25,000
Advance payments from borrowers for taxes and insurance	7,526	7,359
Other liabilities (Note L)	4,249	5,276

Total liabilities	1,723,436	1,756,346

Shareholders’ Equity (Note G and I)
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	2,734	4,116
Treasury stock at cost – 1,205,683 shares in 2010 and 1,307,199 shares in 2009	(25,193)	(27,314)
Accumulated other comprehensive loss	(13,413)	(10)
Retained earnings	115,248	134,735

Total shareholders’ equity	117,873	150,024

Total liabilities and shareholders’ equity	$1,841,309	$1,906,370

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
(Dollar amounts in thousands, except per share data)	As Restated 2010	As Restated 2009	2008
Interest Income:
Loans	$56,178	$66,649	$71,602
Investments	19,303	23,147	21,974
Federal funds sold	380	687	4,306

Total interest income	75,861	90,483	97,882

Interest Expense:
Deposits (Note E)	27,460	38,483	46,722
Borrowings	11,055	10,363	10,939
Trust preferred securities	—	—	317

Total interest expense	38,515	48,846	57,978

Net interest income	37,346	41,637	39,904
Provision for loan losses (Note C)	7,448	6,754	2,331

Net interest income after provision for loan losses	29,898	34,883	37,573

Noninterest Income:
Other-than-temporary impairment losses (Note J)	(64,662)	(31,629)	(3,155)
Non-credit related losses recognized in other comprehensive income	25,685	1,266	—

Net impairment losses recognized in earnings	(38,977)	(30,363)	(3,155)
Service charges on deposit accounts	6,448	6,458	6,981
Other service charges and fees	1,506	1,513	1,410
Net gain on sale of assets (Note J)	2,372	2,246	581
Other	2,117	2,445	2,635

Total noninterest income	(26,534)	(17,701)	8,452

Noninterest Expense:
Compensation and employee benefits	15,033	15,913	16,420
Office occupancy	4,508	4,599	4,540
Marketing	340	461	577
FDIC insurance	3,380	2,288	167
Office supplies, telephone and postage	1,911	1,902	1,851
Other	5,776	5,390	5,068

Total noninterest expense	30,948	30,553	28,623

(Loss) income before income tax expense	(27,584)	(13,371)	17,402
Income tax (benefit) expense (Note H)	(10,784)	(3,093)	4,599

Net (loss) income	($16,800)	($10,278)	$12,803
Preferred Stock Dividend	1,588	829	—

(Loss) income to common stockholders	($18,388)	($11,107)	$12,803

Net (loss) income per share:
Basic	($3.36)	($2.04)	$2.33
Diluted	($3.36)	($2.04)	$2.31

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
(Dollar amounts in thousands)	As Restated 2010	As Restated 2009	2008
Cash flows from operating activities:
Interest received	$75,279	$88,425	$98,392
Loan fees received	545	672	320
Disbursements of student loans	—	(30)	(1,244))
Proceeds from sales of student loans	—	365	1,004
Other fees and commissions received	8,971	9,313	9,948
Interest paid	(38,706)	(49,073)	(58,346)
Cash paid to suppliers and employees	(38,154)	(28,757)	(22,239)
Income taxes paid	(1,720)	(4,300)	(7,510)

Net cash provided by operating activities	6,215	16,615	20,325
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,381	3,012	2,284
Proceeds from maturities of investments	376,195	178,175	285,875
Purchase of investment securities available for sale	(532)	—	(9,018)
Purchase of investment securities held to maturity	(431,824)	(284,640)	(361,665)
Maturity (purchase) of deposits in other banks	3,098	3,353	(2,449)
Purchase of loans	(6,270)	—	(87,667)
Principal collected on loans	242,077	234,634	307,564
Loan sales	7,527	16,237	—
Loans made to customers, net of loans in process	(177,290)	(167,949)	(190,745)
Capital expenditures, net of proceeds from sales of capital assets	(300)	(316)	(2,693)

Net cash provided by (used in) investing activities	15,062	(17,494)	(58,514)
Cash flows from financing activities:
Net increase in checking and savings accounts	67,900	19,799	22,550
Net (decrease) increase in certificates of deposit	(91,076)	(2,235)	2,132
Repayment of FHLB advances	(25)	(5,024)	(20,024)
Net (decrease) increase in other borrowings	(7,396)	(705)	8,860
Repayment of term debt	(1,250)	—	—
Proceeds from term debt	—	25,000	—
Redemption of trust preferred securities	—	—	(7,200)
Net increase (decrease) in borrowers advances for tax and insurance	167	(396)	89
Proceeds from issuance of preferred stock	—	31,762	—
Dividends paid	(2,682)	(5,427)	(4,861)
Contribution to benefit plans	703	—	864
Payment for treasury stock	—	(717)	(4,949)
Proceeds from exercise of stock options	—	21	172

Net cash used in financing activities	(33,659)	(62,078)	(2,367)

Net (decrease) increase in cash and cash equivalents	(12,382)	61,199	(40,556)
Cash and cash equivalents at beginning of year	165,891	104,692	145,248

Cash and cash equivalents at end of year	$153,509	$165,891	$104,692

Reconciliation of net (loss) income to net cash provided by operating activities:
Net (loss) income	($16,800)	($10,278)	$12,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,907	2,004	2,138
Accretion and amortization of fees and discounts	(1,526)	(2,675)	(1,358)
Loan fees collected and deferred	152	105	73
Provision for loan losses	7,448	6,754	2,331
Net loss on sale and writedown of securities	36,605	28,117	2,574
Increase in accrued interest receivable	820	634	1,610
Increase in other assets	(30,445)	(6,261)	(3,439)
Increase (Decrease) in accrued interest payable	37	(34)	(181)
Increase (decrease) in other liabilities	8,017	(1,751)	3,774

Total adjustments	23,015	26,893	7,522

Net cash provided by operating activities	$6,215	$16,615	$20,325

See Notes to Consolidated Financial Statements.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at July 1, 2007	$—	$6,735	$3,717	($22,695)	$176	$141,737	$129,670

2008 net income						12,803	12,803
Accumulated other comprehensive income:
Change in unrealized gain (loss) on securities, net of deferred tax expense of $(439)					(763)
Reclassification adjustment, net of taxes of $(939)					(1,635)		(2,398)

Comprehensive income							10,405
Treasury stock purchased				(4,949)			(4,949)
Treasury stock contributed to benefit plans				864			864
Recognition of stock option compensation expense			272				272
Exercise of stock options			37	162			199
Cash dividends declared on common stock at $0.88 per share						(4,830)	(4,830)

Balance at June 30, 2008	$—	$6,735	$4,026	($26,618)	($2,222)	$149,710	$131,631

2009 net (loss), As Restated						(10,278)	(10,278)
Accumulated other comprehensive income:
Change in swap liability					326
Change in unrealized gain (loss) on securities, net of deferred tax expense of $(1,976)					(3,437)
Reclassification adjustment, net of taxes of $3,060					5,323		2,212

Comprehensive income							(8,066)

Issuance of Preferred Stock	$31,762						31,762
Treasury stock purchased				(717)			(717)
Recognition of stock option compensation expense			90				90
Exercise of stock options			—	21			21
Cash dividends declared on 5% preferred stock						(829)	(829)
Cash dividends declared on common stock at $0.71 per share						(3,868)	(3,868)

Balance at June 30, 2009, As Restated	$31,762	$6,735	$4,116	($27,314)	($10)	$134,735	$150,024

2010 net (loss), As Restated						(16,800)	(16,800)
Change in Swap Liability					(819)
Change in unrealized gain on securities, net of deferred tax expense $6,769					10,660
Reclassification adjustment, net of taxes of $(13,361)					(23,244)		(13,403)

Comprehensive income							(30,203)
Recognition of stock option compensation expense			27				27
Allocation of treasury stock to retirement plans			(1,409)	2,121			712
Cash dividends declared on 5% preferred stock						(1,588)	(1,588)
Cash dividends declared on common stock at $0.20 per share						(1,099)	(1,099)

Balance at June 30, 2010, As Restated	$31,762	$6,735	$2,734	($25,193)	($13,413)	$115,248	$117,873

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A–1 – Restatement of Consolidated Financial Statements

The Company’s management along with its independent registered public accounting firm, during the course of the Company’s fiscal 2011 annual audit of financial results and application of financial controls, identified a deficiency that represented a material weakness in internal control over financial reporting. While a remediation plan was implemented to correct the material weakness in internal control over financial reporting, in finalizing its Form 10-K for the year ended June 30, 2011, management together with its independent registered public accounting firm identified the existence of an under-accrual of FDIC deposit insurance expense for the fiscal years ended June 30, 2010 and 2009 resulting from a previous change in FDIC regulations regarding the manner in which deposit insurance assessments were collected. The cumulative effect during fiscal 2009 through fiscal 2010 is a $1.1 million increase to the reported net loss to common shareholders. As a result of these adjustments, management with the concurrence of the Board of Directors has determined that the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009 required restatement. Management’s remediation plan to correct the material weakness is detailed in Item 9A hereof. The Board of Directors has approved this remediation plan.

The following tables set forth the consolidated restated financial statements for the fiscal years ended June 30, 2010 and 2009 previously filed in the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2010.

The following is a summary of the adjustments to our previously issued consolidated statements of financial condition as of June 30, 2010 and 2009:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,			June 30,
(Dollar amounts in thousands)	2010 As Reported	Adjustment	2010 As Restated	2009 As Reported	Adjustment	2009 As Restated
Assets
Cash and noninterest-earning deposits	$17,736		$17,736	$15,381		$15,381
Federal funds sold	135,773		135,773	150,510		150,510

Cash and cash equivalents	153,509		153,509	165,891		165,891
Interest-earning deposits in other banks	801		801	3,899		3,899
Investment securities available for sale, at fair value (cost of $65,778 in 2010 and $8,215 in 2009)	65,770		65,770	9,679		9,679
Investment securities held to maturity (fair value of $437,931in 2010 and $438,745 in 2009)	443,452		443,452	504,029		504,029
Federal Home Loan Bank Stock, at cost	14,357		14,357	13,826		13,826
Loans, net of allowance of $19,209 in 2010 and $17,960 in 2009	1,032,363		1,032,363	1,108,936		1,108,936
Foreclosed real estate, net	8,637		8,637	5,694		5,694
Office properties and equipment, net	17,374		17,374	18,073		18,073
Goodwill	25,634		25,634	25,634		25,634
Intangible assets and deferred charges	2,877		2,877	3,786		3,786
Prepaid expenses and other assets (a)	77,606	(1,071)	76,535	47,659	(736)	46,923

Total assets	$1,842,380	($1,071)	$1,841,309	$1,907,106	($736)	$1,906,370
Liabilities and Shareholders’ Equity
Liabilities
Deposits	$1,488,073		$1,488,073	$1,511,248		$1,511,248
Advances from Federal Home Loan Bank	185,973		185,973	186,202		186,202
Other debt	13,865		13,865	21,261		21,261
Term Debt	23,750		23,750	25,000		25,000
Advance payments from borrowers for taxes and insurance	7,526		7,526	7,359		7,359
Other liabilities	4,249		4,249	5,276		5,276

Total liabilities	1,723,436	—	1,723,436	1,756,346	—	1,756,346
Shareholders’ Equity
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 31,762 shares issued)	31,762		31,762	31,762		31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735		6,735	6,735		6,735
Additional paid-in capital	2,734		2,734	4,116		4,116
Treasury stock at cost - 1,205,683 shares in 2010 and 1,307,199 shares in 2009	(25,193)		(25,193)	(27,314)		(27,314)
Accumulated other comprehensive (loss)	(13,413)		(13,413)	(10)		(10)
Retained earnings (a)	116,319	(1,071)	115,248	135,471	(736)	134,735

Total shareholders’ equity	$118,944	($1,071)	$117,873	$150,760	($736)	$150,024
Total liabilities and shareholders’ equity	$1,842,380	($1,071)	$1,841,309	$1,907,106	($736)	$1,906,370

(a)	Adjustment related to the accrual of FDIC deposit insurance expense.

The following is a summary of the adjustments to our previously issued consolidated statements of operations for the fiscal years ended June 30, 2010 and 2009:

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,			Year ended June 30,
	2010		2010	2009		2009
(Dollar amounts in thousands, except per share data)	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest Income:
Loans	$56,178		$56,178	$66,649		$66,649
Investments	19,303		19,303	23,147		23,147
Federal funds sold	380		380	687		687

Total interest income	75,861	—	75,861	90,483	—	90,483

Interest Expense:
Deposits	27,460		27,460	38,483		38,483
Borrowings	11,055		11,055	10,363		10,363

Total interest expense	38,515	—	38,515	48,846	—	48,846

Net interest income	37,346	—	37,346	41,637	—	41,637
Provision for loan losses	7,448		7,448	6,754		6,754

Net interest income after provision for loan losses	29,898	—	29,898	34,883	—	34,883

Noninterest Income:
Other-than-temporary impairment Losses recognized in earnings	(64,662)		(64,662)	(31,629)		(31,629)
Non-credit related losses recognized in other comprehensive income	25,685		25,685	1,266		1,266

Net impairment losses recognized in earnings	(38,977)		(38,977)	(30,363)	—	(30,363)
Service charges on deposit accounts	6,448		6,448	6,458		6,458
Other service charges and fees	1,506		1,506	1,513		1,513
Net gain on sale of assets	2,372		2,372	2,246		2,246
Other	2,117		2,117	2,445		2,445

Total noninterest income	(26,534)	—	(26,534)	(17,701)	—	(17,701)

Noninterest Expense:
Compensation and employee benefits	15,033		15,033	15,913		15,913
Office occupancy	4,508		4,508	4,599		4,599
Marketing	340		340	461		461
FDIC insurance (a)	2,864	516	3,380	1,155	1,133	2,288
Office supplies, telephone and postage	1,911		1,911	1,902		1,902
Other	5,776		5,776	5,390		5,390

Total noninterest expense	30,432	516	30,948	29,420	1,133	30,553

(Loss) income before income tax expense	(27,068)	(516)	(27,584)	(12,238)	(1,133)	(13,371)
Income tax (benefit) expense (b)	(10,603)	(181)	(10,784)	(2,696)	(397)	(3,093)

Net (loss) income	($16,465)	($335)	($16,800)	($9,542)	($736)	($10,278)
Preferred Stock Dividend	1,588		1,588	829		829

(Loss) income to common stockholders	($18,053)	($335)	($18,388)	($10,371)	($736)	($11,107)

Net (loss) income per common share:
Basic	($3.30)	($0.06)	($3.36)	($1.90)	($0.14)	($2.04)
Diluted	($3.30)	($0.06)	($3.36)	($1.90)	($0.14)	($2.04)

(a)	Adjustment related to the accrual of FDIC deposit insurance expense.
(b)	Adjustment related to the tax effect of the above adjustment.

The following is a summary of the adjustments to our previously issued consolidated statements of cash flows for fiscal 2010 and 2009:

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2010			Year ended June 30, 2009
(Dollar amounts in thousands)	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated
Cash flows from operating activities:
Interest received	$75,279		$75,279	$88,425		$88,425
Loan fees received	545		545	672		672
Disbursements of student loans	—		—	(30)		(30)
Proceeds from sales of student loans	—		—	365		365
Other fees and commissions received	8,971		8,971	9,313		9,313
Interest paid	(38,706)		(38,706)	(49,073)		(49,073)
Cash paid to suppliers and employees	(38,154)		(38,154)	(28,757)		(28,757)
Income taxes paid	(1,720)		(1,720)	(4,300)		(4,300)

Net cash provided by operating activities	6,215	—	6,215	16,615	—	16,615
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,381		2,381	3,012		3,012
Proceeds from maturities of investments	376,195		376,195	178,175		178,175
Purchase of investment securities available for sale	(532)		(532)	0		—
Purchase of investment securities held to maturity	(431,824)		(431,824)	(284,640)		(284,640)
Maturity of deposits in other banks	3,098		3,098	3,353		3,353
Purchase of loans	(6,270)		(6,270)	0		—
Principal collected on loans	242,077		242,077	234,634		234,634
Loans sales	7,527		7,527	16,237		16,237
Loans made to customers, net of loans in process	(177,290)		(177,290)	(167,949)		(167,949)
Capital expenditures, net of proceeds from sales of capital assets	(300)		(300)	(316)		(316)

Net cash provided (used in) by investing Activities	15,062	—	15,062	(17,494)	—	(17,494)
Cash flows from financing activities:
Net increase in checking and savings accounts	67,900		67,900	19,799		19,799
Net (decrease) in certificates of deposit	(91,076)		(91,076)	(2,235)		(2,235)
Repayment of FHLB advances	(25)		(25)	(5,024)		(5,024)
Net (decrease) in other borrowings	(7,396)		(7,396)	(705)		(705)
Repayment of term debt	(1,250)		(1,250)	—		—
Proceeds from term debt	—		—	25,000		25,000
Net increase (decrease) in borrowers advances for tax and insurance	167		167	(396)		(396)
Proceeds from issuance of preferred stock			—	31,762		31,762
Dividends paid	(2,682)		(2,682)	(5,427)		(5,427)
Contribution to benefit plans	703		703	—		—
Payment for treasury stock	—		—	(717)		(717)
Proceeds from exercise of stock options	—		—	21		21

Net cash used in financing activities	(33,659)	—	(33,659)	62,078	—	62,078

Net (decrease) increase in cash and cash equivalents	(12,382)	—	(12,382)	61,199	—	61,199
Cash and cash equivalents at beginning of year	165,891		165,891	104,692		104,692

Cash and cash equivalents at end of year	$153,509	$—	$153,509	$165,891	$—	$165,891

Reconciliation of net (loss) to net cash provided by operating activities:
Net (loss)	($16,465)	($335)	($16,800)	($9,542)	($736)	($10,278)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	1,907		1,907	2,004		2,004
Accretion and amortization of fees and discounts	(1,526)		(1,526)	(2,675)		(2,675)
Loan fees collected and deferred	152		152	105		105
Provision for loan losses	7,448		7,448	6,754		6,754
Net loss on sale and writedown of securities	36,605		36,605	28,117		28,117
Increase in accrued interest receivable	820		820	634		634
(Increase) decrease in other assets	(30,780)	335	(30,445)	(6,997)	736	(6,261)
Increase (decrease) in accrued interest payable	37		37	(34)		(34)
Increase (decrease) in other liabilities	8,017		8,017	(1,751)		(1,751)

Total adjustments	22,680	335	23,015	26,157	736	26,893

Net cash provided by operating activities	$6,215	$—	$6,215	$16,615	$—	$16,615

The following table presents a reconciliation of the effects of adjustments made to the Company’s previously reported consolidated statements of shareholders’ equity for 2010 and 2009:

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2009 As Reported	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760
Restatement Adjustments:
Net income						(736)	(736)
Balance at June 30, 2009 As Restated	$31,762	$6,735	$4,116	($27,314)	($10)	$134,735	$150,024
Balance at June 30, 2010 As Reported	$31,762	$6,735	$2,734	($25,193)	($13,413)	$116,319	$118,944
Restatement Adjustments:
Net income						(335)	(335)
Cumulative effect of restatement						(736)	(736)
Balance at June 30, 2010 as Restated	$31,762	$6,735	$2,734	($25,193)	($13,413)	$115,248	$117,873

Notes to Consolidated Financial Statements — (Continued)

Note A-2 – Significant Accounting Policies

(Dollar amounts in thousands, except per share data)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Parkvale Financial Corporation (“PFC”or the “Corporation”), its wholly owned subsidiary, Parkvale Savings Bank (the “Bank”) and its wholly owned subsidiaries. PFC and the Bank are collectively referred to as “Parkvale”. All significant intercompany transactions and balances have been eliminated in consolidation.

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

•

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

Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three years ended June 30:

	As Reported	As Restated	As Reported	As Restated
	2010	2010	2009	2009	2008
Numerator for basic and diluted earnings per share:
Net (loss) income	($16,465)	($16,800)	($9,542)	($10,278)	$12,803
Less: Preferred stock dividend	1,588	1,588	829	829	—

Net (loss) income to common shareholders	($18,053)	($18,388)	($10,371)	($11,107)	$12,803

Denominator
Weighted average shares for basic earnings per share	5,478,332	5,478,332	5,451,295	5,451,295	5,506,550
Effect of dilutive employee stock options	—	—	1,058	1,058	39,556

Weighted average shares for dilutive earnings per share	5,478,332	5,478,332	5,452,353	5,452,353	5,546,106

Net (loss) income per common share
Basic	($3.30)	($3.36)	($1.90)	($2.04)	$2.33
Diluted	($3.30)	($3.36)	($1.90)	($2.04)	$2.31

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

Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $8.38 per share at June 30, 2010, which is below the book value of $15.57 at such date. The difference between the market value and the book value at June 30, 2010 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.

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

Notes to Consolidated Financial Statements — (Continued)

Note B — Investment Securities

(Dollar amounts in thousands)

The amortized cost, gross unrecorded gains and losses and fair values for investment securities classified as available for sale or held to maturity at June 30 are as follows:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
CMOs - Non Agency (Residential)	$59,804	$—	$—	$59,804
Mutual Funds – ARM mortgages	5,500	24	240	5,284
Other common equities (Financial Services)	474	208	—	682

Total equity investments available for sale	65,778	232	240	65,770

Held to maturity:
U.S. Government and agency obligations due:
Within 1 year	10,000	334	—	10,334
Within 5 years	145,084	1,078	6	146,156
Within 10 years	39,164	269	3	39,430
After 10 years	—	—	—	—

Total U.S. Government and agency obligations	194,248	1,681	9	195,920

Municipal obligations:
Within 1 year	7,023	19	—	7,042
Within 5 years	10,719	469	—	11,188
Within 10 years	1,653	42	—	1,695
After 10 years	2,246	174	—	2,420

Total municipal obligations	21,641	704	—	22,345

Individual trust preferred securities – after 10 years	9,322	205	1,550	7,977

Pooled trust preferred securities - after 10 years	24,229	—	7,380	16,849

Corporate debt:
Within 1 year	10,693	161	—	10,854
Within 5 years	16,419	1,079	—	17,498

Total corporate debt	27,112	1,240	—	28,352

Total U.S. Government and agency obligations, municipal obligations, corporate debt and individual and pooled trust preferred securities	276,552	3,830	8,939	271,443

Mortgage-backed securities: (All Residential)
FHLMC	20,549	431	44	20,936
FNMA	31,126	1,052	—	32,178
GNMA	41,569	371	3	41,937
SBA	4	—	—	4
Collateralized mortgage obligations (“CMOs”) – Agency	10,357	273	—	10,630
CMOs - Non Agency	63,295	2,387	4,879	60,803

Total mortgage-backed securities	166,900	4,514	4,926	166,488

Total investments classified as held to maturity	443,452	8,344	13,865	437,931

Total investment portfolio	$509,230	$8,576	$14,105	$503,701

Notes to Consolidated Financial Statements — (Continued)

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Preferred stocks:
FHLMC Series M Pfd	$20	$29	$—	$49
FHLMC Series S Pfd	30	43	—	73
Bank of America Corp Pfd Series J	2,192	1,488	—	3,680
Mutual Funds – ARM mortgages	5,500	10	208	5,302
Other common equities (Financial Services)	473	161	59	575

Total equity investments available for sale	8,215	1,731	267	9,679

Held to maturity:
U.S. Government and agency obligations due:
Within 5 years	78,509	1,360	127	79,742
Within 10 years	29,658	8	225	29,441
After 10 years	515	21	—	536

Total U.S. Government and agency obligations	108,682	1,389	352	109,719

Municipal obligations:
Within 1 year	2,001	10	—	2,011
Within 5 years	12,809	157	2	12,964
Within 10 years	1,811	41	—	1,852
After 10 years	2,544	78	84	2,538

Total municipal obligations	19,165	286	86	19,365

Individual trust preferred securities – after 10 years	9,354	166	3,033	6,487

Pooled trust preferred securities - after 10 years	68,306	—	33,850	34,456

Corporate debt:
Within 1 year	30,344	256	61	30,539
Within 5 years	27,120	462	273	27,309

Total corporate debt	57,464	718	334	57,848

Total U.S. Government and agency obligations, municipal obligations, corporate debt and individual and pooled trust preferred securities	262,971	2,559	37,655	227,875

Mortgage-backed securities (All Residential):
FHLMC	20,764	107	62	20,809
FNMA	41,459	382	1	41,840
GNMA	1,144	18	—	1,162
SBA	6	—	1	5
Collateralized mortgage obligations (“CMOs”) - Agency	1,540	24	6	1,558
CMOs - Non Agency	176,145	632	31,281	145,496

Total mortgage-backed securities	241,058	1,163	31,351	210,870

Total investments classified as held to maturity	504,029	3,722	69,006	438,745

Total investment portfolio	$512,244	$5,453	$69,273	$448,424

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

2010:	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	$29,990	$9	$—	$—	$29,990	$9
Individual trust preferred securities	—	—	5,054	1,550	5,054	1,550
Pooled trust preferred securities	—	—	10,197	7,380	10,197	7,380

Total U.S. Government and agency obligations and individual and pooled trust preferred securities	29,990	9	15,251	8,930	45,241	8,939

Mortgaged-backed securities	5,300	47	—	—	5,300	47
Non agency CMO’s	—	—	18,024	4,879	18,024	4,879
Mutual Funds – ARM mortgages	—	—	4,760	240	4,760	240

Totals	$35,290	$56	$38,035	$14,049	$73,325	$14,105

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

The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency obligations	$39,454	$352	$—	$—	$39,454	$352
Municipal obligations	5,698	86	—	—	5,698	86
Individual trust preferred securities	400	91	4,147	2,942	4,547	3,033
Pooled trust preferred securities	3,788	2,823	32,344	31,027	36,132	33,850
Corporate debt	10,267	273	2,767	61	13,034	334

Total U.S. Government and agency obligations, municipal obligations, corporate debt and individual and pooled trust preferred securities	59,607	3,625	39,258	34,030	98,865	37,655

Mortgaged-backed securities	14,690	62	153	2	14,843	64
Agency CMO’s	—	—	306	6	306	6
Non agency CMO’s	40,913	5,210	91,151	26,071	132,064	31,281
Mutual Funds – ARM mortgages	—	—	4,792	208	4,792	208
Other common equities	242	59	—	—	242	59

Totals	$115,452	$8,956	$135,660	$60,317	$251,112	$69,273

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

The ARM mortgage mutual fund with a fair value of $4,760 and unrealized loss of $240 has been in a continuous unrealized loss position for more than 12 months at June 30, 2010. Based on management’s evaluation of this security, it was determined that the investment is not other than temporarily impaired at June 30, 2010.

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

•

Estimate of future cash flows - cash flows are constructed on Intex software. Intex is a proprietary software program recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each deal’s structural features updated with information from trustee reports, including collateral/hedge agreement/cash flow detail, as it becomes available. A present value analysis is then performed on the modeled cash flows to determine any cash flow shortages to our respective holdings, if any.

•

Credit analysis - A quarterly credit evaluation is performed for each of the banks comprising the collateral across the various pooled trust preferred securities. The credit evaluation considers all evidence available and includes the nature of the issuer’s business and geographic footprint. The analysis focuses on shareholders’ equity, loan loss reserves, non-performing assets, credit quality ratios and capital adequacy.

•

Probability of default - A probability of default is determined for each bank and is used to calculate the expected impact of future deferrals and defaults in the expected cash flows. Each bank in the collateral pool is assigned a probability of default with an emphasis on near term probability. Banks currently defaulted are assigned a 100% probability of loss and banks currently deferring are assumed to default prior to their next payment date. All banks in the pool are assigned a probability of loss ranging from .36% to 100%, with ranges based upon the results of the credit analysis. The probability of loss of .36% is assigned to only the strongest financial institutions. The probability of default is updated quarterly with data provided by trustees and other sources. Recovery rates are projected at 20%.

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

Notes to Consolidated Financial Statements — (Continued)

The following table provides information relating to the Corporation’s trust preferred securities as of June 30, 2010.

(Dollar amounts in thousands)

Deal	Note Class	Par Value	Book Value	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	# of Issuers	Actual Default % (1)	Actual Deferral % (1) (2)	Expected Defaults (% of performing collateral) (3)	Excess Subordination (as a % of performing collateral) (4)
Pooled Investments
P1	C1	5,000	350	350	0	C	81	19.4%	14.5%	12.3%	0.0%
P2	A2A	5,000	4,590	2,350	(2,240)	CCC-	76	15.9%	13.4%	17.2%	15.3%
P3	C1	4,592	1,010	1,010	0	C	85	9.5%	9.1%	15.0%	0.0%
P4	C1	5,058	404	404	0	C	72	11.1%	13.0%	16.2%	0.0%
P5	C1	5,023	151	151	0	C	93	12.7%	17.2%	15.5%	0.0%
P6	C1	3,075	31	31	0	C	68	19.1%	14.0%	15.9%	0.0%
P8	C	3,219	129	129	0	C	56	11.7%	17.8%	12.8%	0.0%
P9	B	2,008	181	181	0	Ca	54	10.0%	27.1%	14.6%	0.0%
P10	B1	5,000	4,863	3,700	(1,163)	B-	25	0.0%	5.8%	16.7%	9.6%
P11	Mezz	1,500	555	555	0	C	29	18.0%	20.9%	10.0%	0.0%
P12	B2	1,003	291	291	0	C	51	14.4%	14.8%	13.5%	0.0%
P13	B	3,909	3,759	469	(3,290)	C	71	14.3%	13.1%	13.1%	0.0%
P14	A1	4,715	4,365	3,678	(687)	BB	79	17.0%	14.5%	12.0%	30.0%
P15	B	5,000	1,700	1,700	0	C	34	24.0%	9.3%	19.5%	0.0%
P16	C1	5,000	1,100	1,100	0	C	47	16.2%	6.7%	10.8%	0.0%
P17	C1	5,000	750	750	0	C	43	18.2%	9.6%	12.9%	0.0%

Subtotal	16	64,102	24,229	16,849	(7,380)
Single Issuer Investments
S1	N/A	1,000	927	663	(264)	BB	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,968	1,321	(647)	BB	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,771	2,331	(440)	BBB+	1	0.0%	0.0%	0.0%
S4	N/A	500	445	284	(161)	B	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,005	1,135	130	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	713	742	29	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	493	455	(38)	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	1,046	46	BB+	1	0.0%	0.0%	0.0%

Subtotal	8	9,729	9,322	7,977	(1,345)
Grand total of Trust Preferred holdings		73,831	33,551	24,826	(8,725)

The above listings do not include 7 trust preferred investments written off in previous quarters.

Notes:

(1)	As a percentage of the total collateral.
(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.
(3)	Expected defaults are determined by an analysis of each security.
(4)	Excess subordination measures the performing collateral coverage of the outstanding liabilities (as a % of performing collateral).

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

The non-agency CMO portfolio at June 30, 2010 contains investments that were all rated AAA at the time of purchase. The amortized cost and fair value by the most recent investment rating at June 30, 2010 is as follows:

	Book Value	Fair Value
AAA/Aaa by Moody’s, S&P, or Fitch	$28,439	$29,620
AA/Aa by Moody’s or S&P	6,973	7,260
A by Moody’s	9,473	8,190
BBB/Baa by Moody’s	11,526	11,283
BB/Ba by Moody’s or S&P	12,928	13,014
B by Moody’s or S&P	20,252	17,732
CCC/Caa by Moody’s, S&P, or Fitch	29,085	29,085
CC/Ca by Moody’s, S&P or Fitch	4,423	4,423

	$123,099	$120,607

Securities with a remaining carrying value as of June 30, 2010 that have incurred OTTI charges are summarized as follows:

Security	Unadjusted Carrying Value	OTTI Charge to earnings	OTTI Charge to OCI	6/30/10 Carrying Value	6/30/10 Fair Value
Non Agency CMO	$69,744	$15,083	$—	$54,661	$54,661
Pooled trust preferred security	44,227	17,707	19,868	6,652	6,652

The following chart shows the balance of other comprehensive income charges related to fair value:

	Trust preferred securities	Non Agency CMO
Balance at June 30, 2009	$552	$714
Total losses – realized/unrealized	37,358	5,350
Included as a charge to earnings	(18,042)	(6,064)

Balance at June 30, 2010	$19,868	$—

The following table displays the cumulative credit component of OTTI recognized in earnings on debt securities held for the year ended June 30, 2010:

	Trust preferred securities	Non Agency CMO
Balance, beginning of the year	$180	$1,052
Addition for the credit component on debt securities in which OTTI was not previously recognized	17,707	814
Reduction for securities for which amount previously recognized in other comprehensive income was recognized in earnings due to intent to sell	—	(1,866)
Reduction for securities written-off	(180)	—

Balance, end of the year	$17,707	$—

Notes to Consolidated Financial Statements — (Continued)

The amount of securities with OTTI charges to earnings are as follows:

Recorded in September 2009	$2,761	$—
Recorded in December 2009	648	134
Recorded in March 2010	216	828
Recorded in June 2010	21,322	13,068

	$24,947	$14,030

The above OTTI charge to earnings amounts are categorized as of June 30, 2010 as follows:

Writeoffs no longer reflected as investments	$7,458	$—
Charged to earnings:
Level III - Pooled TPS	17,489	—
Level III - Non Agency CMO	—	14,030

Note C — Loans

(Dollar amounts in thousands)

Loans at June 30 are summarized as follows:

	2010	2009	2008
Mortgage loans:
Residential:
1-4 Family	$660,685	$726,586	$828,516
Multifamily	32,104	34,216	29,737
Commercial	117,054	114,827	113,622
Other	10,833	14,806	17,497

	820,676	890,435	989,372
Consumer loans	184,207	185,818	176,948
Commercial business loans	40,445	44,602	43,643
Loans on savings accounts	5,427	5,031	6,147

Gross loans	1,050,755	1,125,886	1,216,110
Less:
Loans in process	135	60	236
Allowance for loan losses	19,209	17,960	15,249
Unamortized discount (premium) and deferred loan fees	(952)	(1,070)	(1,040)

	$1,032,363	$1,108,936	$1,201,665

Notes to Consolidated Financial Statements — (Continued)

The following summary sets forth the activity in the allowance for loan losses for the years ended June 30:

	2010	2009	2008
Beginning balance	$17,960	$15,249	$14,189
Provision for loan losses	7,448	6,754	2,331
Loans recovered:
Commercial loans	3	4	18
Consumer loans	46	31	54
Mortgage loans	1	—	241

Total recoveries	50	35	313

Loans charged off:
Commercial loans	(752)	(344)	(372)
Consumer loans	(542)	(324)	(453)
Mortgage loans	(4,955)	(3,410)	(759)

Total charge-offs	(6,249)	(4,078)	(1,584)

Net recoveries (charge-offs)	(6,199)	(4,043)	(1,271)

Ending balance	$19,209	$17,960	$15,249

The following table sets forth the allowance for loan loss allocation for the years ended June 30:

	2010	2009	2008
Residential mortgages	$9,659	$6,336	$3,893
Commercial mortgages	3,789	4,523	4,739
Consumer loans	3,128	3,517	3,797
Commercial loans	2,633	3,584	2,820

Total allowance for loan losses	$19,209	$17,960	$15,249

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

At June 30, Parkvale serviced loans for others as follows: 2010 — $62,484, 2009 — $62,060 and 2008 —$53,086.

At June 30, 2010, Parkvale’s loan portfolio consisted primarily of residential real estate loans collateralized by single and multifamily residences, nonresidential real estate loans secured by industrial and retail properties and consumer loans including lines of credit.

Parkvale has geographically diversified its mortgage loan portfolio, having loans outstanding in 47 states and the District of Columbia. Parkvale’s highest concentrations are in the following states/areas along with their respective share of the outstanding mortgage loan balance: Pennsylvania –43.7%; Ohio –14.2%; and West Virginia –6.1%. The ability of debtors to honor these contracts depends largely on economic conditions affecting the Pittsburgh, Columbus and Steubenville, Ohio metropolitan areas, with repayment risk dependent on the cash flow of the individual debtors. Substantially all mortgage loans are secured by real property with a loan amount of generally no more than 80% of the appraised value at the time of origination. Mortgage loans in excess of 80% of appraised value generally require private mortgage insurance.

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

Notes to Consolidated Financial Statements — (Continued)

Note E — Savings Deposits

(Dollar amounts in thousands)

The following schedule sets forth interest expense for the years ended June 30 by type of deposit:

	2010	2009	2008
Checking and money market accounts	$1,877	$3,130	$4,644
Passbook and statement savings accounts	877	1,280	1,569
Certificates	24,706	34,073	40,509

	$27,460	$38,483	$46,722

A summary of savings deposits at June 30 is as follows:

	2010		2009
	Amount	%	Amount	%
Transaction accounts:
Checking and money market accounts	$384,654	25.8	$342,596	22.7
Checking accounts - noninterest-bearing	80,961	5.4	75,615	5.0
Passbook and statement savings accounts	224,266	15.1	203,756	13.5

	689,881	46.3	621,967	41.2
Certificates of deposit	791,409	53.2	878,433	58.1

	1,481,290	99.5	1,500,400	99.3
Accrued Interest	6,783	0.5	10,848	0.7

	$1,488,073	100.0	$1,511,248	100.0

The aggregate amount of time deposits over $100 was $202,483 and $218,527 at June 30, 2010 and 2009, respectively.

At June 30, the scheduled maturities of certificate accounts were as follows:

Maturity Period	2010	2009
1-12 months	$404,199	$575,408
13-24 months	157,341	113,058
25-36 months	131,171	83,987
37-48 months	22,036	51,827
49-60 months	41,952	14,694
Thereafter	34,710	39,459

	$791,409	$878,433

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

Notes to Consolidated Financial Statements — (Continued)

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

The Bank’s actual regulatory capital amounts and ratios compared to minimum levels are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As Reported as of June 30, 2010:
Total Capital to Risk Weighted Assets	$129,125	10.57%	$97,775	8.00%	$122,219	10.00%
Tier I Capital to Risk Weighted Assets	115,111	9.42%	48,888	4.00%	73,331	6.00%
Tier I Capital to Average Assets	115,111	6.19%	74,372	4.00%	92,966	5.00%
As Restated as of June 30, 2010:
Total Capital to Risk Weighted Assets	$127,476	10.44%	$97,685	8.00%	$122,106	10.00%
Tier I Capital to Risk Weighted Assets	113,462	9.29%	48,843	4.00%	73,264	6.00%
Tier I Capital to Average Assets	113,462	6.10%	74,349	4.00%	92,937	5.00%
As Reported as of June 30, 2009:
Total Capital to Risk Weighted Assets	$158,880	11.41%	$111,352	8.00%	$139,190	10.00%
Tier I Capital to Risk Weighted Assets	142,872	10.26%	55,676	4.00%	83,514	6.00%
Tier I Capital to Average Assets	142,872	7.57%	75,506	4.00%	94,383	5.00%
As Restated as of June 30, 2009:
Total Capital to Risk Weighted Assets	$158,144	11.37%	$111,293	8.00%	$139,117	10.00%
Tier I Capital to Risk Weighted Assets	142,136	10.22%	55,647	4.00%	83,470	6.00%
Tier I Capital to Average Assets	142,136	7.53%	75,506	4.00%	94,383	5.00%

Notes to Consolidated Financial Statements — (Continued)

Note H — Income Taxes

(Dollar amounts in thousands)

Income tax expense (credits) for the years ended June 30 are comprised of:

	As Reported	As Restated	As Reported	As Restated
	2010	2010	2009	2009	2008
Federal: Current	($7,892)	$—	$4,433	$4,036	$6,355
Deferred	(2,713)	(10,786)	(7,129)	(7,129)	(1,779)
State	2	2	—	—	23

Total income tax (benefit) expense	($10,603)	($10,784)	($2,696)	($3,093)	$4,599

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Parkvale’s deferred tax assets and liabilities at June 30 are as follows:

	As Reported	As Restated	As Reported	As Restated
	2010	2010	2009	2009
Deferred tax assets:
Book bad debt reserves	$4,871	$4,871	$5,354	$5,354
Deferred compensation	422	422	408	408
Interest on deposits	213	213	807	807
Net operating loss carryforward	5,570	—	—	—
Other tax credit carryforward	2,796	—	—	—
Asset writedowns	20,339	20,339	10,607	10,607
Other	80	41	357	754

Total deferred tax assets	34,291	25,886	17,533	17,930

Deferred tax liabilities:
Purchase accounting adjustments	138	138	279	279
Fixed assets	142	142	105	105
Other, net	49	49	49	49
Deferred loan costs and premiums, net of fees	(33)	(33)	19	19
Unrealized gains on securities available for sale	(1)	(1)	535	535

Total deferred tax liabilities	295	295	987	987
Valuation allowances on equity security writedowns	(1,632)	(1,632)	(2,366)	(2,366)

Net deferred tax assets	$32,364	$23,959	$14,180	$14,577

The valuation allowances recorded at June 30, 2010 and June 30, 2009 were related to writedowns on equity securities that are unlikely to be tax deductible or predicted to offset future capital gain income. The valuation allowance decreased by $734 in fiscal 2010 due to the subsequent recovery on the sale of preferred stock.

Parkvale’s effective tax rate differs from the expected federal income tax rate for the years ended June 30 as follows:

	2010		2010		2009		2009		2008
	As Reported		As Restated		As Reported		As Restated
Expected federal statutory income tax provision (benefit)/rate	($9,474)	(35.0%)	($9,655)	(35.0%)	($4,283)	(35.0%)	($4,680)	(35.0%)	$6,091	35.0%
Tax-exempt interest	(222)	(0.8%)	(222)	(0.8%)	(224)	(1.8%)	(224)	(1.7%)	(229)	(1.3%)
Cash surrender value of life insurance	(383)	(1.4%)	(383)	(1.4%)	(386)	(3.1%)	(386)	(2.9%)	(377)	(2.2%)
Dividends paid to ESOP participants	(50)	(0.2%)	(50)	(0.2%)	(184)	(1.5%)	(184)	(1.4%)	(175)	(1.0%)
State income taxes, net of federal benefit	—	0.0%	—	0.0%	—	0.0%	—	0.0%	15	0.1%
Valuation allowances on equity securities	(734)	(2.7%)	(734)	(2.7%)	2,366	19.3%	2,366	17.7%	—	0.0%

Other	260	0.9%	260	1.0%	13	0.1%	15	0.2%	(726)	(4.1%)

Effective total income tax (benefit) provision	($10,603)	(39.2%)	($10,784)	(39.1%)	($2,696)	(22.0%)	($3,093)	(23.1%)	$4,599	26.5%

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

Notes to Consolidated Financial Statements — (Continued)

The following table presents option share data related to the stock option plans for the years indicated.

Exercise Price Per Share	$8.49	$12.97	$15.00	$16.32 to $23.20	$21.10#	$22.995	$25.71^	$26.79*	$27.684	$31.80	Total
Share balances at:
June 30, 2007	—	—	—	69,599	42,000	110,500	28,000	—	10,000	12,000	272,099

Granted								95,500			95,500
Forfeited				(3,586)		(1,000)					(4,586)
Exercised				(16,373)	(5,000)	(750)					(22,123)

June 30, 2008	—	—	—	49,640	37,000	108,750	28,000	95,500	10,000	12,000	340,890

Granted		23,000	12,000								35,000
Forfeited				(48,640)	(6,000)	(1,000)		(3,000)			(58,640)
Exercised				(1,000)							(1,000)

June 30, 2009	—	23,000	12,000	—	31,000	107,750	28,000	92,500	10,000	12,000	316,250

Granted	12,000										12,000
Forfeited					(16,000)						(16,000)

June 30, 2010	12,000	23,000	12,000	—	15,000	107,750	28,000	92,500	10,000	12,000	312,250

*	Represents the average exercise price of awards made in October 2007 and December 2007.
#	Represents the average remaining exercise price of awards made in fiscal 1999 through fiscal 2002.
^	Represents the average remaining exercise price of Director awards made in fiscal 2003 through fiscal 2005.

Black-Scholes option pricing model assumptions are as follows:

	2010	2009	2008
Weighted average grant date fair value per option	$2.26	$2.55	$2.76
Risk-free rate	2.86%	1.17%	3.82%
Dividend yield	2.36%	2.60%	3.28%
Volatility factor	0.28	0.38	0.21
Expected Life in years	8	8	7

Note J — Net Gain (Loss) on Sale and (Writedown) of Assets

(Dollar amounts in thousands)

The following chart summarizes the gains, losses and writedowns by fiscal year ended June 30:

	2010	2009	2008
Loans held for sale	$—	$186	$—
Available for sale securities gains/recoveries	2,372	2,060	581
(Writedown) of securities:
Trust preferred securities	(45,068)	(18,060)	—
Bank of America preferred stocks	—	(6,269)	—
Freddie Mac preferred stocks	—	(2,772)	(1,441)
Common equities	—	(1,401)	(1,714)
Corporate debt	—	(1,361)	—
Non-agency CMO	(19,594)	(1,766)	—

Subtotal of writedowns and losses	(64,662)	(31,629)	(3,155)
Non-credit related losses on securities recognized in other comprehensive income	25,685	1,266	—

Net loss on sale and writedown of assets	($36,605)	($28,117)	($2,574)

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

Note L — Selected Balance Sheet Information

(Dollar amounts in thousands)

Selected balance sheet data at June 30 is summarized as follows:

Prepaid expenses and other assets:	2010	2010	2009
	As Reported	As Restated	As Reported	As Restated
Accrued interest on loans	$4,936	$4,936	$4,989	$4,989
Reserve for uncollected interest	(1,211)	(1,211)	(825)	(825)
Bank Owned Life Insurance	25,288	25,288	24,188	24,188
Accrued interest on investments	2,473	2,473	2,853	2,853
Prepaid FDIC Insurance	12,002	10,353	568	1,090
Other prepaids	1,754	10,737	1,706	51
Net deferred tax asset	32,364	23,959	14,180	14,577

Total prepaid expenses and other assets	$77,606	$76,535	$47,659	$46,923

Other liabilities:	2010	2009
Accounts payable and accrued expenses	$1,976	$2,130
Other liabilities	891	1,761
Dividends payable	479	474
Accrued interest on debt	902	865
Federal and state income taxes payable	1	46

Total other liabilities	$4,249	$5,276

Note M — Quarterly Consolidated Statements of Operations and Consolidated Statements of Financial Condition (Unaudited)

(Dollar amounts in thousands, except per share data)

Quarterly Consolidated Statements of Operations (Unaudited):

As Reported

	Three Months Ended				Year Ended
	Sep. 09	Dec. 09	Mar. 10	June 10	June 10
Total interest income	$20,022	$19,300	$18,632	$17,907	$75,861
Total interest expense	10,704	10,210	9,218	8,383	38,515

Net interest income	9,318	9,090	9,414	9,524	37,346
Provision for loan losses	2,289	1,398	1,164	2,597	7,448

Net interest income after provision for losses	7,029	7,692	8,250	6,927	29,898

Net impairment losses recognized in earnings	(2,761)	(782)	(1,044)	(34,390)	(38,977)
Noninterest income	3,664	3,588	2,551	2,640	12,443
Noninterest expense	7,592	7,314	7,867	7,659	30,432

Income (loss) before income taxes	340	3,184	1,890	(32,482)	(27,068)
Income tax expense (benefit)	(515)	759	472	(11,319)	(10,603)

Net income (loss)	$855	$2,425	$1,418	($21,163)	($16,465)

Preferred Stock Dividend	397	397	397	397	1,588
Income (loss) to common shareholders	$458	$2,028	$1,021	($21,560)	($18,053)

Net income (loss) per common share:
Basic	$0.08	$0.38	$0.18	($3.94)	($3.30)
Diluted	$0.08	$0.38	$0.18	($3.94)	($3.30)

As Restated

	Three Months Ended				Year Ended
	Sep. 09	Dec. 09	Mar. 10	June 10	June 10
Total interest income	$20,022	$19,300	$18,632	$17,907	$75,861
Total interest expense	10,704	10,210	9,218	8,383	38,515

Net interest income	9,318	9,090	9,414	9,524	37,346
Provision for loan losses	2,289	1,398	1,164	2,597	7,448

Net interest income after provision for losses	7,029	7,692	8,250	6,927	29,898
Net impairment losses recognized in earnings	(2,761)	(782)	(1,044)	(34,390)	(38,977)
Noninterest income	3,664	3,588	2,551	2,640	12,443
Noninterest expense	7,792	7,542	7,966	7,648	30,948

Income (loss) before income taxes	140	2,956	1,791	(32,471)	(27,584)
Income tax expense (benefit)	(585)	679	437	(11,315)	(10,784)

Net income (loss)	$725	$2,277	$1,354	($21,156)	($16,800)

Preferred Stock Dividend	397	397	397	397	1,588
Income (loss) to common shareholders	$328	$1,880	$957	($21,553)	($18,388)

Net income (loss) per common share:
Basic	$0.06	$0.35	$0.17	($3.94)	($3.36)
Diluted	$0.06	$0.35	$0.17	($3.94)	($3.36)

As Reported

	Three Months Ended				Year Ended
	Sep. 08	Dec. 08	Mar. 09	June 09	June 09
Total interest income	$23,820	$23,135	$22,028	$21,500	$90,483
Total interest expense	12,923	12,513	12,068	11,342	48,846

Net interest income	10,897	10,622	9,960	10,158	41,637
Provision for loan losses	1,027	2,129	1,826	1,772	6,754

Net interest income after provision for losses	9,870	8,493	8,134	8,386	34,883
Net impairment losses recognized in earnings	(3,940)	(1,060)	(20,909)	(4,454)	(30,363)
Noninterest income	2,758	2,613	2,714	4,577	12,662
Noninterest expense	7,096	7,151	7,246	7,927	29,420

Income (loss) before income taxes	1,592	2,895	(17,307)	582	(12,238)
Income tax expense	487	830	(3,237)	(776)	(2,696)

Net income (loss)	$1,105	$2,065	($14,070)	$1,358	($9,542)

Preferred Stock Dividend	0	35	397	397	829
Income (loss) to common shareholders	$1,105	$2,030	($14,467)	$961	($10,371)

Net income (loss) per common share:
Basic	$0.20	$0.37	($2.65)	$0.18	($1.90)
Diluted	$0.20	$0.37	($2.65)	$0.18	($1.90)

As Restated

	Three Months Ended				Year Ended
	Sep. 08	Dec. 08	Mar. 09	June 09	June 09
Total interest income	$23,820	$23,135	$22,028	$21,500	$90,483
Total interest expense	12,923	12,513	12,068	11,342	48,846

Net interest income	10,897	10,622	9,960	10,158	41,637
Provision for loan losses	1,027	2,129	1,826	1,772	6,754

Net interest income after provision for losses	9,870	8,493	8,134	8,386	34,883
Net impairment losses recognized in earnings	(3,940)	(1,060)	(20,909)	(4,454)	(30,363)
Noninterest income	2,758	2,613	2,714	4,577	12,662
Noninterest expense	7,119	7,200	7,752	8,482	30,553

Income (loss) before income taxes	1,569	2,846	(17,813)	27	(13,371)
Income tax expense	479	813	(3,414)	(971)	(3,093)

Net income (loss)	$1,090	$2,033	($14,399)	$998	($10,278)

Preferred Stock Dividend	0	35	397	397	829
Income (loss) to common shareholders	$1,090	$1,998	($14,796)	$601	($11,107)

Net income (loss) per common share:
Basic	$0.20	$0.36	($2.71)	$0.11	($2.04)
Diluted	$0.20	$0.36	($2.71)	$0.11	($2.04)

Consolidated Statements of Financial Condition (Unaudited):

	September 30, 2008		September 30, 2008
	As Reported	Adjustment	As Restated
Assets
Cash and noninterest-earning deposits	$19,576		$19,576
Federal funds sold	89,000		89,000

Cash and cash equivalents	108,576		108,576
Interest-earning deposits in other banks	8,449		8,449
Investment securities available for sale at fair value (cost of $31,183)	27,222		27,222
Investment securities held to maturity (fair value of $380,380)	406,358		406,358
Loans, net of allowance of $15,052	1,181,938		1,181,938
Foreclosed real estate, net	5,353		5,353
Office properties and equipment, net	18,617		18,617
Goodwill	25,634		25,634
Intangible assets and deferred charges	4,468		4,468
Prepaid expenses and other assets	41,462	(15)	41,447

Total assets	$1,828,077	($15)	$1,828,062

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$1,482,400		$1,482,400
Advances from Federal Home Loan Bank	186,372		186,372
Other debt	18,572		18,572
Advance payments from borrowers for taxes and insurance	4,765		4,765

Other liabilities	4,710		4,710

Total liabilities	1,696,819		1,696,819

Shareholders’ Equity
Preferred stock ($1.00 par value; 5,000,000 shares authorized; 0 shares issued)	—		—
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued	6,735		6,735
Additional paid-in capital	4,026		4,026
Treasury stock at cost – 1,252,199 shares	(26,597)		(26,597)
Accumulated other comprehensive loss	(2,515)		(2,515)
Retained earnings	149,609	(15)	149,594

Total shareholders’ equity	131,258	(15)	131,243

Total liabilities and shareholders’ equity	$1,828,077	($15)	$1,828,062

	December 31, 2008		December 31, 2008
	As Reported	Adjustment	As Restated
Assets
Cash and noninterest-earning deposits	$18,643		$18,643
Federal funds sold	90,000		90,000

Cash and cash equivalents	108,643		108,643
Interest-earning deposits in other banks	30,669		30,669
Investment securities available for sale at fair value (cost of $29,970)	26,068		26,068
Investment securities held to maturity (fair value of $427,145)	461,753		461,753
Loans, net of allowance of $15,897	1,163,968		1,163,968
Foreclosed real estate, net	6,897		6,897
Office properties and equipment, net	18,417		18,417
Goodwill	25,634		25,634
Intangible assets and deferred charges	4,240		4,240
Prepaid expenses and other assets	43,961	(47)	43,914

Total assets	$1,890,250	($47)	$1,890,203

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$1,481,785		$1,481,785
Advances from Federal Home Loan Bank	186,315		186,315
Term debt	25,000		25,000
Other debt	20,939		20,939
Advance payments from borrowers for taxes and insurance	7,336		7,336
Other liabilities	5,611		5,611

Total liabilities	1,726,986		1,726,986

Shareholders’ Equity
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762		31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued	6,735		6,735
Additional paid-in capital	4,116		4,116
Treasury stock at cost – 1,307,199 shares	(27,314)		(27,314)
Accumulated other comprehensive loss	(2,478)		(2,478)
Retained earnings	150,443	(47)	150,396

Total shareholders’ equity	163,264	(47)	163,217

Total liabilities and shareholders’ equity	$1,890,250	($47)	$1,890,203

	March 31, 2009		March 31, 2009
	As Reported	Adjustment	As Restated
Assets
Cash and noninterest-earning deposits	$16,461		$16,461
Federal funds sold	73,282		73,282

Cash and cash equivalents	89,743		89,743
Interest-earning deposits in other banks	30,166		30,166
Investment securities available for sale at fair value (cost of $23,174)	22,937		22,937
Investment securities held to maturity (fair value of $469,030)	520,730		520,730
Loans, net of allowance of $17,250	1,143,015		1,143,015
Foreclosed real estate, net	6,475		6,475
Office properties and equipment, net	18,190		18,190
Goodwill	25,634		25,634
Intangible assets and deferred charges	4,013		4,013
Prepaid expenses and other assets	45,533	(376)	45,157

Total assets	$1,906,436	($376)	$1,906,060

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$1,511,773		$1,511,773
Advances from Federal Home Loan Bank	186,259		186,259
Term debt	25,000		25,000
Other debt	21,154		21,154
Advance payments from borrowers for taxes and insurance	6,875		6,875
Other liabilities	5,623		5,623

Total liabilities	1,756,684		1,756,684

Shareholders’ Equity
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762		31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued	6,735		6,735
Additional paid-in capital	4,116		4,116
Treasury stock at cost – 1,307,199 shares	(27,314)		(27,314)
Accumulated other comprehensive loss	(329)		(329)
Retained earnings	134,782	(376)	134,406

Total shareholders’ equity	149,752	(376)	149,376

Total liabilities and shareholders’ equity	$1,906,436	($376)	$1,906,060

	September 30, 2009		September 30, 2009
	As Reported	Adjustment	As Restated
Assets
Cash and noninterest-earning deposits	$16,195		$16,195
Federal funds sold	166,866		166,866

Cash and cash equivalents	183,061		183,061
Interest-earning deposits in other banks	542		542
Investment securities available for sale at fair value (cost of $21,218)	22,513		22,513
Investment securities held to maturity (fair value of $464,143)	524,442		524,442
Loans, net of allowance of $19,484	1,071,611		1,071,611

Foreclosed real estate, net	6,139		6,139
Office properties and equipment, net	17,862		17,862
Goodwill	25,634		25,634
Intangible assets and deferred charges	3,559		3,559
Prepaid expenses and other assets	47,951	(866)	47,085

Total assets	$1,903,314	($866)	$1,902,448

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$1,518,661		$1,518,661
Advances from Federal Home Loan Bank	186,144		186,144
Term debt	25,000		25,000
Other debt	14,300		14,300
Advance payments from borrowers for taxes and insurance	4,109		4,109
Other liabilities	3,990		3,990

Total liabilities	1,752,204		1,752,204

Shareholders’ Equity
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762		31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued	6,735		6,735
Additional paid-in capital	4,116		4,116
Treasury stock at cost – 1,307,199 shares	(27,314)		(27,314)
Accumulated other comprehensive income	153		153
Retained earnings	135,658	(866)	134,792

Total shareholders’ equity	151,110	(866)	150,244

Total liabilities and shareholders’ equity	$1,903,314	($866)	$1,902,448

	December 31, 2009		December 31, 2009
	As Reported	Adjustment	As Restated
Assets
Cash and noninterest-earning deposits	$17,998		$17,998
Federal funds sold	129,429		129,429

Cash and cash equivalents	147,427		147,427
Interest-earning deposits in other banks	592		592
Investment securities available for sale at fair value (cost of $20,122)	20,181		20,181
Investment securities held to maturity (fair value of $520,940)	579,975		579,975
Loans, net of allowance of $18,883	1,053,009		1,053,009
Foreclosed real estate, net	5,853		5,853
Office properties and equipment, net	17,709		17,709
Goodwill	25,634		25,634
Intangible assets and deferred charges	3,332		3,332
Prepaid expenses and other assets	62,184	(1,014)	61,170

Total assets	$1,915,896	($1,014)	$1,914,882

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$1,528,142		$1,528,142
Advances from Federal Home Loan Bank	186,087		186,087
Term debt	25,000		25,000
Other debt	15,485		15,485
Advance payments from borrowers for taxes and insurance	6,678		6,678

Other liabilities	2,991		2,991

Total liabilities	1,764,383		1,764,383

Shareholders’ Equity
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762		31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued	6,735		6,735
Additional paid-in capital	2,983		2,983
Treasury stock at cost – 1,223,531 shares	(25,566)		(25,566)
Accumulated other comprehensive loss	(1,812)		(1,812)
Retained earnings	137,411	(1,014)	136,397

Total shareholders’ equity	151,513	(1,014)	150,499

Total liabilities and shareholders’ equity	$1,915,896	($1,014)	$1,914,882

	March 31, 2010		March 31, 2010
	As Reported	Adjustment	As Restated
Assets
Cash and noninterest-earning deposits	$21,204		$21,204
Federal funds sold	152,040		152,040

Cash and cash equivalents	173,244		173,244
Interest-earning deposits in other banks	581		581
Investment securities available for sale at fair value (cost of $20,331)	20,415		20,415
Investment securities held to maturity (fair value of $505,599)	551,080		551,080
Loans, net of allowance of $17,657	1,033,004		1,033,004
Foreclosed real estate, net	8,944		8,944
Office properties and equipment, net	17,494		17,494
Goodwill	25,634		25,634
Intangible assets and deferred charges	3,104		3,104
Prepaid expenses and other assets	62,725	(1,078)	61,647

Total assets	$1,896,225	($1,078)	$1,895,147

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$1,513,442		$1,513,442
Advances from Federal Home Loan Bank	186,030		186,030
Term debt	24,375		24,375
Other debt	14,578		14,578
Advance payments from borrowers for taxes and insurance	6,599		6,599
Other liabilities	2,246		2,246

Total liabilities	1,747,270		1,747,270

Shareholders’ Equity
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762		31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued	6,735		6,735
Additional paid-in capital	2,734		2,734
Treasury stock at cost – 1,205,683 shares	(25,193)		(25,193)
Accumulated other comprehensive loss	(5,238)		(5,238)
Retained earnings	138,155	(1,078)	137,077

Total shareholders’ equity	148,955	(1,078)	147,877

Total liabilities and shareholders’ equity	$1,896,225	($1,078)	$1,895,147

Notes to Consolidated Financial Statements — (Continued)

Note N — Parent Company Condensed Financial Statements (Dollar amounts in thousands)

The condensed balance sheets and statements of income and cash flows for Parkvale Financial Corporation as of June 30, 2010 and 2009 and the years then ended are presented below. PFC’s primary subsidiary is Parkvale Savings Bank (“PSB”).

Statements of Financial Condition	As Reported 2010	As Restated 2010	As Reported 2009	As Restated 2009
Assets:
Investment in PSB	$140,889	$139,818	$172,292	$171,556
Cash	1,750	1,750	2,790	2,790
Other equity investments	680	680	574	574
Other assets	343	343	433	433
Deferred taxes	157	157	220	220

Total assets	$143,819	$142,748	$176,309	$175,573

Liabilities and Shareholders’ Equity:
Accounts payable	$645	$645	$75	$75
Term debt	23,750	23,750	25,000	25,000
Dividends payable	480	480	474	474
Shareholders’ equity	118,944	117,873	150,760	150,024

Total liabilities and shareholders’ equity	$143,819	$142,748	$176,309	$175,573

Statements of Operations	As Reported 2010	As Restated 2010	As Reported 2009	As Restated 2009	2008
Dividends from PSB	$3,400	$3,400	$1,950	$1,950	$17,050
(Loss) gain on sale of assets	—	—	(1,376)	(1,376)	(1,714)
Other income	162	162	200	200	360
Operating expenses	(1,274)	(1,274)	(1,002)	(1,002)	5

Income before equity in undistributed earnings of subsidiary	2,288	2,288	(228)	(228)	15,701

Equity in undistributed income (loss) of PSB	(18,753)	(19,088)	(9,314)	(10,050)	(2,898)

Net income (loss)	($16,465)	($16,800)	($9,542)	($10,278)	$12,803

	Year ended June 30,
Statements of Cash Flows	As Reported 2010	As Restated 2010	As Reported 2009	As Restated 2009	2008
Cash flows from operating activities:
Management fee income received	$144	$144	$144	$144	$144
Dividends received	3,400	3,400	1,950	1,950	17,050
Taxes received from PSB	425	425	276	276	182
Payment of trust preferred securities	—	—	—	—	(7,200)
Cash paid to suppliers	(1,779)	(1,779)	(797)	(797)	(352)

Net cash provided by operating activities	2,190	2,190	1,573	1,573	9,824

Cash flows from investing activities:
(Repayment) proceeds of term debt	(1,250)	(1,250)	25,000	25,000	—
Proceeds of TARP CPP	—	—	31,762	31,762	—
Additional Investment in PSB	—	—	(50,000)	(50,000)	—
Proceeds from available for sale security sales	—	—	368	368	111

Purchases of available for sale securities	—	—	—	—	(1,168)

Net cash (used in) provided by investing activities	(1,250)	(1,250)	7,130	7,130	(1,057)

Cash flows from financing activities:
Payment for treasury stock	—	—	(717)	(717)	(4,949)
Allocation of treasury stock to benefit plans	703	703	—	—	838
Dividends paid to stockholders	(2,683)	(2,683)	(5,426)	(5,426)	(4,860)
Stock options exercised	—	—	21	21	172

Net cash used in financing activities	(1,980)	(1,980)	(6,122)	(6,122)	(8,799)

Net increase (decrease) in cash and cash equivalents	(1,040)	(1,040)	2,581	2,581	(32)
Cash and cash equivalents at beginning of year	2,790	2,790	209	209	241

Cash and cash equivalents at end of year	$1,750	$1,750	$2,790	$2,790	$209

Net (loss) income	($16,465)	($16,800)	($9,542)	($10,278)	$12,803
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) income of PSB	18,753	19,088	9,314	10,050	2,898
Taxes received from PSB	425	425	276	276	182
Decrease of trust preferred securities	—	—	—	—	(7,200)
(Increase) in other assets	90	90	1,482	1,482	793
Decrease (increase) in accrued expenses	(613)	(613)	43	43	348

Net cash (used in) provided by operating activities	$2,190	$2,190	$1,573	$1,573	$9,824

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

	Level I	Level II	Level III	Total
Financial Instruments - Measured on a recurring basis
Assets: Available for sale securities – Non-agency CMOs	$—	$59,804	—	$59,804
Available for sale securities – Common equities	682	—	—	682
Available for sale securities – Mutual fund	—	5,284	—	5,284
Interest rate swaps	—	494	—	494

Notes to Consolidated Financial Statements — (Continued)

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

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
OTTI – Held to maturity trust preferred securities	—	—	$6,652	$6,652
Impaired loans	—	—	9,687	9,687
Impaired foreclosed real estate	—	2,347	—	2,347

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

Notes to Consolidated Financial Statements — (Continued)

	2010		2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
Financial Assets:
Cash and noninterest-earning deposits	$17,736	$17,736	$15,381	$15,381
Federal funds sold	135,773	135,773	150,510	150,510
Interest-earning deposits in other banks	801	801	3,899	3,899
Investment securities AFS	65,770	65,770	9,679	9,679
Investment securities HTM	437,931	443,452	504,029	438,745
FHLB stock	14,357	14,357	13,826	13,826
Loans receivable	1,087,009	1,050,755	1,154,459	1,125,886
Accrued interest receivable	7,409	7,409	7,842	7,842
CSV of BOLI	25,288	25,288	24,188	24,188

Financial Liabilities:
Checking, savings and money market accounts	$696,364	$696,364	$632,815	$632,815
Certificates of deposit	812,339	791,409	900,017	878,433
Advances from Federal Home Loan Bank	204,699	185,973	199,156	186,202
Term Debt	24,244	23,750	24,673	25,000
Commercial investment agreements	13,156	13,865	21,136	21,261
Interest rate swap	494	494	(326)	(326)
Accrued interest payable	902	902	865	865

Off-Balance Sheet Instruments
Loan Commitments	$118	$—	$13	$—

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15e and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that while the Corporation’s disclosure controls and procedures are designed to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, the internal control over financial reporting as it relates to the one deficiency described below was not effective as of June 30, 2010.

There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (As Restated)

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

In connection with the completion of our testing of the internal controls and an audit of our financial statements for the year ended June 30, 2011 under the COSO Framework, in our Form 10-K/A filed for the year ended June 30, 2010, management identified a material weakness in our internal control over financial reporting as described below:

•	incorrect accrual of FDIC deposit insurance premium expense related to the support for the manual posting of accounting entries.

Based on our evaluation under the COSO Framework, management concluded that our internal control over financial reporting as it relates to the one deficiency noted was not effective as of June 30, 2010.

ParenteBeard LLC, the Company’s independent registered public accounting firm, has issued an audit report on our assessment of the Company’s internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” within this report.

Remediation of Material Weakness

Management has evaluated the effect of the facts leading to this error and the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures reported on as part of the filing of Form 10-K for the year ended June 30, 2010. Management is committed to maintaining effective internal control over financial reporting and has taken steps to remediate the internal control weakness.

Robert J. McCarthy, Jr.	Gilbert A. Riazzi
President and Chief Executive Officer	Chief Financial Officer

September 9, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Parkvale Financial Corporation:

We have audited Parkvale Financial Corporation and subsidiaries (the Company) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness on Internal Control over Financial Reporting (As Restated) in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in Management Report on Internal Controls Over Financial Reporting (as restated) in the area of FDIC deposit insurance premium expense related to the support for the manual posting of accounting entries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of June 30, 2010 and 2009 and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three-year period ended June 30, 2010 of the Company. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2010 consolidated financial statements (as restated), and this report does not affect our report dated September 13, 2010, except for Note A-1 to the consolidated financial statements, as to which the date is September 9, 2011, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

In connection with the restatement of the Company’s consolidated financial statements as described in Note A-1 to the consolidated financial statements, management and we determined that a material weakness in internal control over financial reporting existed as of June 30, 2010. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include these modifications.

/s/ ParenteBeard LLC

ParenteBeard LLC

Pittsburgh, Pennsylvania

September 13, 2010, except for the fifth

paragraph of Management Report on Effectiveness of

Internal Control over Financial Reporting (As Restated),

as to which the date is September 9, 2011

Item 9B. Other Information

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein with respect to directors, executive officers, beneficial ownership reporting compliance and the Audit-Finance Committee of PFC and the Bank is incorporated by reference from pages 6 to 11 of the definitive proxy statement of the Corporation for the 2010 Annual Meeting of Stockholders. The proxy statement was filed on September 9, 2010 (the “definitive proxy statement”).

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	312,250	$23.16	92,500
Equity compensation plans not approved by security holders	—	—	—
Warrants (1)	376,327	12.66	—

Total	688,577	$17.59	92,500

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

(a) (3) Exhibits

No.	Exhibits	Reference
3 .1	Articles of Incorporation	A
	Amendment to Articles of Incorporation	D
3 .2	Amended and Restated Bylaws	D
4	Common Stock Certificate	A
10 .1	1993 Key Employee Stock Compensation Program	B
10 .2	1993 Directors’ Stock Option Plan	E
10 .3	Amended and Restated 2004 Stock Incentive Plan	D
10 .4	Consulting Agreement with Robert D. Pfischner	C
10 .5	Amended and Restated Employment Agreement with Robert J. McCarthy, Jr.	D
10 .6	Change in Control Severance Agreement with Gilbert A. Riazzi	F
10 .7	Amended and Restated Change in Control Severance Agreement with Gail B. Anwyll	D
10 .8	Amended and Restated Change in Control Severance Agreement with Thomas R. Ondek	D
10 .9	Amended and Restated Executive Deferred Compensation Plan	D
10 .10	Amended and Restated Supplemental Executive Benefit Plan	D
10 .11	Form of Letter Agreement and Amendment to Executive Compensation and Benefit Plans	G
10 .12	Form of Waiver executed by each of Robert J. McCarthy, Jr., Gilbert A. Riazzi, Thomas R. Ondek and Gail B. Anwyll	H
10 .13	Form of Letter Agreement between Parkvale Financial Corporation and each of Robert J. McCarthy, Jr., Gilbert A. Riazzi, Thomas R. Ondek and Gail B. Anwyll	H
10 .14	Letter Agreement for Term Loan between Parkvale Financial Corporation and PNC Bank, National Association, dated December 30, 2008	H
10 .15	Term Note between Parkvale Financial Corporation and PNC Bank, National Association, dated December 30, 2008	H
10 .16	Pledge Agreement between Parkvale Financial Corporation and PNC Bank, National Association, dated December 30, 2008	H

10 .17	Waiver and First Amendment to Loan Documents between Parkvale Financial Corporation and PNC Bank, National Association, dated June 30, 2010	H
23	Consent of Independent Registered Public Accounting Firm
31 .1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31 .2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99 .1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 31 C.F.R. Section 30.15	H

A	Incorporated by reference to the Registrant’s Form 8-B filed with the SEC on January 5, 1989.
B	Incorporated by reference, as amended, to Form S-8 at File No. 33-98812 filed by the Registrant with the SEC on November 1, 1995.
C	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 28, 1994.
D	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on December 28, 2007.
E	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 24, 1998.
F	Incorporated by reference to Form 8-K filed by the Registrant with the SEC on February 3, 2010
G	Incorporated by reference to Form 10-K filed by the Registrant with the SEC on September 10, 2009.
H	Incorporated by reference to Form 10-K amendment filed by the Registrant with the SEC on November 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKVALE FINANCIAL CORPORATION

Date:	September 9, 2011	By:	/s/ ROBERT J. MCCARTHY, JR.
Robert J. McCarthy, Jr.
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROBERT J. MCCARTHY, JR. Robert J. McCarthy, Jr. Director, President and Chief Executive Officer	September 9, 2011 Date

/s/ GILBERT A. RIAZZI Gilbert A. Riazzi Chief Financial Officer	September 9, 2011 Date

/s/ ROBERT D. PFISCHNER Robert D. Pfischner, Chairman of the Board	September 9, 2011 Date

/s/ FRED P. BURGER, JR. Fred P. Burger, Jr., Director	September 9, 2011 Date

/s/ ANDREA F. FITTING Andrea F. Fitting, Director	September 9, 2011 Date

/s/ STEPHEN M. GAGLIARDI Stephen M. Gagliardi, Director	September 9, 2011 Date

/s/ PATRICK J. MINNOCK Patrick J. Minnock, Director	September 9, 2011 Date

/s/ HARRY D. REAGAN Harry D. Reagan, Director	September 9, 2011 Date