Form 10-Q/A
period 2010-09-30
PARKVALE FINANCIAL CORP
filed 2011-09-09
CIK 820907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The closing sales price of the Registrant’s Common Stock on November 8, 2010 was $8.33 per share.

Number of shares of Common Stock outstanding as of November 8, 2010 was 5,529,211.

PARKVALE FINANCIAL CORPORATION

INDEX

Page
Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of September 30, 2010 (Unaudited) and June 30, 2010	3

Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 (Unaudited)	6-7

Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2010 and 2009 (Unaudited)	7-8

Notes to Unaudited Interim Consolidated Financial Statements	8-28

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-38

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.
Controls and Procedures	38

Part II - Other Information	39

Signatures	40

Exhibits

EX - 31.1

EX - 31.2

EX - 32.1

PART I.

Explanatory Note

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on November 12, 2010. We are filing this Amendment to correct the consolidated financial statements of Parkvale Financial Corporation (the “Company”) as of September 30, 2010 and June 30, 2010 and for each of the periods ended September 30, 2010 and 2009.

The Company’s management along with its independent registered public accounting firm, during the course of the Company’s fiscal 2011 annual audit of financial results and application of financial controls, identified a deficiency that represented a material weakness in internal control over financial reporting. While a remediation plan was implemented to correct the material weakness in internal control over financial reporting, in finalizing its Form 10-K for the year ended June 30, 2011, management together with its independent registered public accounting firm identified the existence of an under-accrual of FDIC deposit insurance expense for the fiscal years ended June 30, 2010 and 2009 resulting from a previous change in FDIC regulations regarding the manner in which deposit insurance assessments were collected. The cumulative effect during fiscal 2009 through fiscal 2010 is a $1.1 million increase to the reported net loss to common shareholders. As a result of these adjustments, management with the concurrence of the Board of Directors has determined that the Company’s financial statements for fiscal 2010 and 2009 should be restated. This Form 10-Q amendment is being filed to reflect the restated numbers as of September 30, 2010 and June 30, 2010 and for the three months ended September 30, 2009.

Item 1.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands, except share data)

	September 30, 2010	June 30, 2010
	(As Restated)	(As Restated)
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$16,043	$17,736
Federal funds sold	169,333	135,773

Cash and cash equivalents	185,376	153,509
Interest-earning deposits in other banks	5,876	801
Investment securities available for sale at fair value (cost of $5,974 at September 30 and $65,778 at June 30)	5,944	65,770
Investment securities held to maturity (fair value of $460,809 at September 30 and $437,931 at June 30)	463,377	443,452
Federal Home Loan Bank Stock, at cost	14,357	14,357
Loans, net of allowance of $19,624 at September 30 and $19,209 at June 30	1,014,608	1,032,363
Foreclosed real estate, net	9,327	8,637
Office properties and equipment, net	17,225	17,374
Goodwill	25,634	25,634
Intangible assets	2,650	2,877
Prepaid expenses and other assets	75,258	76,535

Total assets	$1,819,632	$1,841,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,480,482	$1,488,073
Advances from Federal Home Loan Bank	175,916	185,973
Term debt	23,125	23,750
Other debt	11,848	13,865
Advance payments from borrowers for taxes and insurance	4,312	7,526
Other liabilities	5,552	4,249

Total liabilities	1,701,235	1,723,436

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	2,734	2,734
Treasury stock at cost (1,205,683 shares at September 30 and June 30)	(25,193)	(25,193)
Accumulated other comprehensive loss	(14,605)	(13,413)
Retained earnings	116,964	115,248

Total shareholders’ equity	118,397	117,873

Total liabilities and shareholders’ equity	$1,819,632	$1,841,309

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three months ended
	September 30,
	2010	2009
		(As Restated)
Interest Income:
Loans	$13,047	$14,792
Investments	3,670	5,132
Federal funds sold	122	98

Total interest income	16,839	20,022

Interest Expense:
Deposits	5,228	7,993
Borrowings	2,752	2,711

Total interest expense	7,980	10,704

Net interest income	8,859	9,318
Provision for loan losses	1,034	2,289

Net interest income after provision for loan losses	7,825	7,029

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(3,035)	(2,761)
Non-credit related losses recognized in other comprehensive income	2,039	—

Net impairment losses recognized in earnings	(996)	(2,761)
Service charges on deposit accounts	1,759	1,652
Other service charges and fees	381	367
Net gain on sale of assets	1,172	1,102
Other	770	543

Total noninterest income	3,086	903

Noninterest Expense:
Compensation and employee benefits	3,928	3,807
Office occupancy	1,067	1,111
Marketing	84	67
FDIC insurance	894	768
Office supplies, telephone and postage	472	470
Other	1,605	1,569

Total noninterest expense	8,050	7,792

Income before income taxes	2,861	140
Income tax expense (benefit)	638	(585)

Net income	2,223	725
Less: Preferred stock dividend	397	397

Income to common shareholders	$1,826	$328

Net income per common basic share	$0.33	$0.06
Net income per common diluted share	$0.33	$0.06

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three months ended
	September 30,
	2010	2009
		(As Restated)
Cash flows from operating activities:
Interest received	$17,438	$20,196
Loan fees received	159	149
Other fees and commissions received	2,635	2,284
Interest paid	(7,864)	(10,749)
Cash paid to suppliers and others	(3,992)	(8,403)
Income taxes paid	(328)	—

Net cash provided by operating activities	8,048	3,477

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	50,705	1,405
Proceeds from maturities of investment securities	97,493	69,454
Purchase of investment securities available for sale	—	(273)
Purchase of investment securities held to maturity	(111,143)	(91,301)
(Purchase) maturity of deposits in other banks	(5,075)	3,357
Loan sales	—	7,293
Principal collected on loans	64,344	72,177
Loans made to customers, net of loans in process	(48,312)	(44,897)
Other	(66)	(49)

Net cash provided by investing activities	47,946	17,166

Cash flows from financing activities:
Net increase in checking and savings accounts	15,094	23,146
Net (decrease) in certificates of deposit	(22,685)	(15,734)
Repayment of FHLB advances	(10,007)	(7)
Net (decrease) in other borrowings	(2,017)	(6,960)
Repayment of term debt	(625)	—
Net (decrease) in borrowers’ advances for taxes and insurance	(3,214)	(3,250)
Dividends paid	(673)	(668)

Net cash (used in) financing activities	(24,127)	(3,473)

Net increase in cash and cash equivalents	31,867	17,170
Cash and cash equivalents at beginning of period	153,509	165,891

Cash and cash equivalents at end of period	$185,376	$183,061

	Three months ended
	September 30,
	2010	2009
		(As Restated)
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,223	$725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442	486
Accretion and amortization of loan fees and discounts	(34)	27
Loan fees collected and deferred	(1)	31
Provision for loan losses	1,034	2,289
Net writedown (gain) on sale of securities	(176)	1,659
Decrease in accrued interest receivable	612	705
Decrease (increase) in other assets	665	(1,152)
Increase in accrued interest payable	173	11
Increase (decrease) in other liabilities	3,110	(1,304)

Total adjustments	5,825	2,752

Net cash provided by operating activities	$8,048	$3,477

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

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, June 30, 2010, as restated	$31,762	$6,735	$2,734	($25,193)	($13,413)	$115,248	$117,873
Net income, three months ended September 30, 2010						2,223	2,223
Accumulated other comprehensive Income (loss):
Change in swap liability					(238)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of ($374)					(1,068)
Reclassification adjustment, net of taxes of $40					114		(1,192)

Comprehensive income							1,031
Dividends declared on common stock at $0.02 per share						(110)	(110)
Dividends on preferred stock						(397)	(397)

Balance, September 30, 2010, as restated	$31,762	$6,735	$2,734	($25,193)	($14,605)	$116,964	$118,397

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, June 30, 2009, as restated	$31,762	$6,735	$4,116	($27,314)	($10)	$134,735	$150,024
Net income, three months ended September 30, 2009, as restated						725	725
Accumulated other comprehensive Income (loss):
Change in swap liability					(281)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $1,263					2,197
Reclassification adjustment, net of taxes of $(1,008)					(1,753)		163

Comprehensive income							888
Dividends declared on common stock at $0.05 per share						(271)	(271)
Dividends on preferred stock						(397)	(397)

Balance, September 30, 2009, as restated	$31,762	$6,735	$4,116	($27,314)	153	$134,792	$150,244

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management along with its independent registered public accounting firm, during the course of the Company’s fiscal 2011 annual audit of financial results and application of financial controls, identified a deficiency that represented a material weakness in internal control over financial reporting. While a remediation plan was implemented to correct the material weakness in internal control over financial reporting, in finalizing its Form 10-K for the year ended June 30, 2011, management together with its independent registered public accounting firm identified the existence of an under-accrual of FDIC deposit insurance expense for the fiscal years ended June 30, 2010 and 2009 resulting from a previous change in FDIC regulations regarding the manner in which deposit insurance assessments were collected. The cumulative effect during fiscal 2009 through fiscal 2010 is a $1.1 million increase to the reported net loss to common shareholders. As a result of these adjustments, management with the concurrence of the Board of Directors has determined that the Company’s financial statements for fiscal 2010 and 2009 should be restated. This Form 10-Q amendment is being filed to reflect the restated numbers as of September 30, 2010 and June 30, 2010 and for the three months ended September 30, 2009.

The following tables set forth the consolidated restated financial statements as of September 30, 2010 and June 30, 2010 and for the three months ended September 30, 2009 previously filed in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2010.

The following is a summary of the adjustments to our previously issued consolidated statements of financial condition as of September 30, 2010 and June 30, 2010:

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,			June 30,
(Dollar amounts in thousands)	2010 As Reported	Adjustment	2010 As Restated	2010 As Reported	Adjustment	2010 As Restated
	(Unaudited)		(Unaudited)
Assets
Cash and noninterest-earning deposits	$16,043		$16,043	$17,736		$17,736
Federal funds sold	169,333		169,333	135,773		135,773

Cash and cash equivalents	185,376		185,376	153,509		153,509
Interest-earning deposits in other banks	5,876		5,876	801		801
Investment securities available for sale, at fair value (cost of $5,974 at September 30 and $65,778 at June 30)	5,944		5,944	65,770		65,770
Investment securities held to maturity (fair value of $460,809 at September 30 and $437,931 at June 30)	463,377		463,377	443,452		443,452
Federal Home Loan Bank Stock, at cost	14,357		14,357	14,357		14,357
Loans, net of allowance of $19,624 at September 30 and $19,209 at June 30	1,014,608		1,014,608	1,032,363		1,032,363
Foreclosed real estate, net	9,327		9,327	8,637		8,637
Office properties and equipment, net	17,225		17,225	17,374		17,374
Goodwill	25,634		25,634	25,634		25,634
Intangible assets and deferred charges	2,650		2,650	2,877		2,877
Prepaid expenses and other assets (a)	76,329	(1,071)	75,258	77,606	(1,071)	76,535

Total assets	$1,820,703	($1,071)	$1,819,632	$1,842,380	($1,071)	$1,841,309

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$1,480,482		$1,480,482	$1,488,073		$1,488,073
Advances from Federal Home Loan Bank	175,916		175,916	185,973		185,973
Other debt	11,848		11,848	13,865		13,865
Term Debt	23,125		23,125	23,750		23,750
Advance payments from borrowers for taxes and insurance	4,312		4,312	7,526		7,526
Other liabilities	5,552		5,552	4,249		4,249

Total liabilities	1,701,235	—	1,701,235	1,723,436	—	1,723,436

Shareholders’ Equity
Preferred stock ($1.00 par value; liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762		31,762	31,762		31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735		6,735	6,735		6,735
Additional paid-in capital	2,734		2,734	2,734		2,734
Treasury stock at cost - 1,205,683 shares at September 30 and June 30	(25,193)		(25,193)	(25,193)		(25,193)
Accumulated other comprehensive (loss)	(14,605)		(14,605)	(13,413)		(13,413)
Retained earnings (a)	118,035	(1,071)	116,964	116,319	(1,071)	115,248

Total shareholders’ equity	$119,468	($1,071)	$118,397	$118,944	($1,071)	$117,873

Total liabilities and shareholders’ equity	$1,820,703	($1,071)	$1,819,632	$1,842,380	($1,071)	$1,841,309

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

(a)	Adjustment related to the accrual of FDIC deposit insurance expense.

The following is a summary of the adjustments to our previously issued consolidated statements of operations for the three months ended September 30, 2009:

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three months ended September 30, 2009
	As Reported	Adjustment	As Restated
Interest Income:
Loans	$14,792		$14,792
Investments	5,132		5,132
Federal funds sold	98		98

Total interest income	20,022	—	20,022

Interest Expense:
Deposits	7,993		7,993
Borrowings	2,711		2,711

Total interest expense	10,704	—	10,704

Net interest income	9,318	—	9,318
Provision for loan losses	2,289		2,289

Net interest income after provision for loan losses	7,029	—	7,029

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(2,761)		(2,761)
Non-credit related losses recognized in other comprehensive income	—		—
Net impairment losses recognized in earnings	(2,761)		(2,761)
Service charges on deposit accounts	1,652		1,652
Other service charges and fees	367		367
Net gain on sale of assets	1,102		1,102
Other	543		543

Total noninterest income	903	—	903

Noninterest Expense:
Compensation and employee benefits	3,807		3,807
Office occupancy	1,111		1,111
Marketing	67		67
FDIC insurance (a)	568	200	768
Office supplies, telephone and postage	470		470
Other	1,569		1,569

Total noninterest expense	7,592	200	7,792

Income before income tax expense	340	(200)	140
Income tax (benefit) expense (b)	(515)	(70)	(585)

Net income	$855	($130)	$725
Preferred Stock Dividend	397		397

Income to common stockholders	$458	($130)	$328

Net income per common share:
Basic	$0.08	($0.02)	($0.06)
Diluted	$0.08	($0.02)	($0.06)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

(a)	Adjustment related to the accrual of FDIC deposit insurance expense.
(b)	Adjustment related to the tax effect of the above adjustment.

The following is a summary of the adjustments to our previously issued consolidated statements of cash flows for the three months ended September 30, 2009:

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Three months ended September 30, 2009
	As Reported	Adjust- ments	As Restated
Cash flows from operating activities:
Interest received	$20,196		$20,196
Loan fees received	149		149
Other fees and commissions received	2,284		2,284
Interest paid	(10,749)		(10,749)
Cash paid to suppliers and others	(8,403)		(8,403)

Net cash provided by operating activities	3,477	—	3,477
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,405		1,405
Proceeds from maturities of investments	69,454		69,454
Purchase of investment securities available for sale	(273)		(273)
Purchase of investment securities held to maturity	(91,301)		(91,301)
Maturity of deposits in other banks	3,357		3,357
Loans sales	7,293		7,293
Principal collected on loans	72,177		72,177
Loans made to customers, net of loans in process	(44,897)		(44,897)
Other	(49)		(49)

Net cash provided by investing activities	17,166	—	17,166
Cash flows from financing activities:
Net increase in checking and savings accounts	23,146		23,146
Net (decrease) in certificates of deposit	(15,734)		(15,734)
Repayment of FHLB advances	(7)		(7)
Net (decrease) in other borrowings	(6,960)		(6,960)
Net (decrease) in borrowers’ advances for taxes and insurance	(3,250)		(3,250)
Dividends paid	(668)		(668)
Net cash (used in) financing activities	(3,473)	—	(3,473)

Net increase in cash and cash equivalents	17,170	—	17,170
Cash and cash equivalents at beginning of period	165,891		165,891

Cash and cash equivalents at end of period	$183,061	$—	$183,061

Reconciliation of net income to net cash provided by operating activities:
Net income	$855	($130)	$725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	486		486
Accretion and amortization of loan fees and discounts	27		27
Loan fees collected and deferred	31		31

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Provision for loan losses	2,289		2,289
Net writedown (gain) on sale of securities	1,659		1,659
Decrease in accrued interest receivable	705		705
Decrease (increase) in other assets	(1,282)	130	(1,152)
Increase in accrued interest payable	11		11
Increase (decrease) in other liabilities	(1,304)		(1,304)

Total adjustments	2,622	130	2,752

Net cash provided by operating activities	$3,477	$—	$3,477

The following table presents a reconciliation of the effects of adjustments made to the Company’s previously reported consolidated statements of shareholders’ equity for 2010 and 2009:

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2009, As Reported	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760
Restatement Adjustments:
Net income						(736)	(736)
Balance at June 30, 2009 As Restated	$31,762	$6,735	$4,116	($27,314)	($10)	$134,735	$150,024
Balance at September 30, 2009, As Reported	$31,762	$6,735	$4,116	($27,314)	$153	$135,658	$151,110
Restatement Adjustments:
Net income						(130)	(130)
Cumulative effect of restatement						(736)	(736)
Balance at September 30, 2009, As Restated	$31,762	$6,735	$4,116	($27,314)	$153	$134,792	$150,244
Balance at June 30, 2010, As Reported	$31,762	$6,735	$2,734	($25,193)	($13,413)	$116,319	$118,944
Restatement Adjustments:
Net income						(335)	(335)
Cumulative effect of restatement						(736)	(736)
Balance at June 30, 2010 As Restated	$31,762	$6,735	$2,734	($25,193)	($13,413)	$115,248	$117,873
Balance at September 30, 2010, As Reported	$31,762	$6,735	$2,734	($25,193)	($14,605)	$118,035	$119,468
Restatement Adjustments:
Cumulative effect of restatement						(1,071)	(1,071)
Balance at September 30, 2010, As Restated	$31,762	$6,735	$2,734	($25,193)	($14,605)	$116,964	$118,397

STATEMENTS OF OPERATIONS

The statements of operations for the three months ended September 30, 2010 and 2009 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for fiscal year ended June 30, 2011. The Annual Report on Form 10-K/A for the year ended June 30, 2010 contains additional information and should be read in conjunction with this report.

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

LOANS

	September 30, 2010	June 30, 2010
Loans are summarized as follows:
Mortgage loans:
Residential:
1-4 Family	$645,836	$660,685
Multifamily	31,702	32,104
Commercial	117,344	117,054
Other	10,320	10,833

	805,202	820,676
Consumer loans	183,985	184,207
Commercial business loans	38,657	40,445
Loans on savings accounts	5,492	5,427

	1,033,336	1,050,755
Less: Loans in process	44	135
Allowance for loan losses	19,624	19,209
Unamortized premiums and deferred loan fees	(940)	(952)

Loans, net	$1,014,608	$1,032,363

The following summarizes the allowance for loan loss activity for the three-months ended September 30:

	2010	2009
Beginning balance	$19,209	$17,960
Provision for losses - mortgage loans	1,002	2,246
Provision for losses - consumer loans	32	43
Loans recovered	28	9
Loans charged off	(647)	(774)

Ending balance	$19,624	$19,484

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

COMPREHENSIVE INCOME

Sources of comprehensive income (loss) not included in net income are unrealized gains and losses on certain investments in equity securities, mortgage backed securities, corporate debt and swaps on interest rate contracts. For the three months ended September 30, 2010 and 2009, total comprehensive income amounted to $1,031 and $888, respectively.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Financial Instruments - Measured on a recurring basis

	September 30, 2010				June 30, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
AFS - Non-Agency CMOs	$—	$—	$—	$—	$—	$59,804	$—	$59,804
AFS - Common Equities	661	—	—	661	682	—	—	682
AFS - Mutual Fund	—	5,283	—	5,283	—	5,284	—	5,284
Interest rate swaps	—	732	—	732	—	494	—	494

Total	$661	$6,015	$—	$6,676	$682	$65,582	$—	$66,264

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

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
OTTI – Held to maturity trust preferred securities	—	—	$8,657	$8,657
Impaired loans	—	—	11,315	11,315
Impaired foreclosed real estate	—	2,169	—	2,169

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

The following table presents additional information about financial assets and liabilities measured at fair value:

	September 30, 2010		June 30, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Assets:
Cash and non-interest-earning deposits	$16,043	$16,043	$17,736	$17,736
Federal funds sold	169,333	169,333	135,773	135,773
Interest-earning deposits in other banks	5,876	5,876	801	801
Investment securities available for sale	5,944	5,944	65,770	65,770
Investment securities held to maturity	460,809	463,377	437,931	443,452
FHLB stock	14,357	14,357	14,357	14,357
Loans receivable	1,072,623	1,033,336	1,087,009	1,050,755
Accrued interest receivable	5,585	5,585	7,409	7,409
Cash surrender value of BOLI	25,564	25,564	25,288	25,288
Financial Liabilities:
Checking, savings and money market accounts	$704,965	$704,965	$696,364	$696,364
Certificates of deposit	792,112	768,556	812,339	791,709
Advances from Federal Home Loan Bank	197,768	175,916	204,699	185,973

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Term debt	23,857	23,125	24,244	23,750
Commercial investment agreements	11,241	11,833	13,156	13,865
Interest rate swap	732	732	494	494
Accrued interest payable	1,076	1,076	902	902
Off-balance sheet loan instruments	$71	$—	$118	$—

INVESTMENT SECURITIES

Investment significant accounting policies are as follows:

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

At September 30, 2010 and June 30, 2010, the following comprises Parkvale’s investment portfolio:

	September 30, 2010		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale Investments
CMOs – Non Agency (Residential)	—	—	$59,804	$59,804
Mutual Funds – ARM mortgages	5,500	5,283	5,500	5,284
Common equities	474	661	474	682

Total available for sale investments	$5,974	$5,944	$65,778	$65,770

	September 30, 2010		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held to Maturity Investments
U.S. Government and agency obligations	$176,192	$177,635	$194,248	$195,920
Municipal obligations	23,732	24,507	21,641	22,345
Corporate debt:
Short to medium term corporate debt	26,062	27,239	27,112	28,352
Pooled trust preferred securities	21,200	16,440	24,229	16,849
Individual trust preferred securities	9,328	8,254	9,322	7,977
Mortgage-backed securities:
Agency	130,433	132,542	93,248	95,055
Agency Collateralized Mortgage Obligations (“CMOs”)	9,639	9,972	10,357	10,630
CMOs – non agency	66,791	64,220	63,295	60,803

Total held to maturity investments	$463,377	$460,809	$443,452	$437,931

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

	Less than 12 months Of unrealized losses		Greater than 12 months of unrealized losses		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Available for Sale Investments
Mutual funds – ARM mortgages	$—	$—	$4,755	$245	$4,755	$245
Held to Maturity Investments
U.S. Government and agency obligations	29,463	24	—	—	29,463	24
Corporate debt	2,209	5	—	—	2,209	5
Pooled trust preferred securities	—	—	7,782	5,197	7,782	5,197
Individual trust preferred securities	—	—	4,719	1,400	4,719	1,400
Non agency CMO’s	—	—	17,249	4,845	17,249	4,845
Mortgage-backed securities	40,141	131	7,071	27	47,212	158

Totals	$71,813	$160	$41,576	$11,714	$113,389	$11,874

The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010:

	Less than 12 months Of unrealized losses		Greater than 12 months of unrealized losses		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Available for Sale Investments
Mutual funds – ARM mortgages	$—	$—	$4,760	$240	$4,760	$240
Held to Maturity Investments
U.S. Government and agency obligations	29,990	9	—	—	29,990	9
Pooled trust preferred securities	—	—	10,197	7,380	10,197	7,380
Individual trust preferred securities	—	—	5,054	1,550	5,054	1,550
Non agency CMO’s	—	—	18,024	4,879	18,024	4,879
Mortgage-backed securities	5,300	47	—	—	5,300	47

Totals	$35,290	$56	$38,035	$14,049	$73,325	$14,105

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

•

Credit analysis - A quarterly credit evaluation is performed for each of the issuers comprising the collateral across the various pooled trust preferred securities. The credit evaluation considers all evidence available and includes the nature of the issuer’s business and geographic footprint. The analysis focuses on shareholders’ equity, loan loss reserves, non-performing assets, credit quality ratios and capital adequacy.

•

Probability of default - A probability of default is determined for each issuer and is used to calculate the expected impact of future deferrals and defaults in the expected cash flow analysis. Each issuer in the collateral pool is assigned a probability of default with an emphasis on near term probability. Issuers currently defaulted or deferring are assigned a 100% probability of loss, and issuers currently deferring are assigned a 20% probability of recovery. All other issuers in the pool are assigned a probability of loss ranging from .36% to 100%, with ranges based upon the results of the credit analysis. The probability of loss of ..36% is assigned to only the strongest financial institutions. The probability of default is updated quarterly with data provided by trustees and other sources.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Other-Than-Temporary- Impairment

Securities with a remaining carrying value as of September 30, 2010 that have incurred OTTI charges are summarized as follows:

Security	Unadjusted Carrying Value	OTTI Charge to earnings	OTTI Charge to OCI	9/30/10 Carrying Value	9/30/10 Fair Value
Pooled trust preferred security	$48,832	$18,703	$21,907	$8,222	$8,657

The following chart shows the balance of other comprehensive income charges related to fair value:

Trust preferred securities
Balance at June 30, 2010	$19,868
Total losses – realized/unrealized	3,035
Included as a charge to earnings	(996)
Change to other comprehensive income	—

Balance at September 30, 2010	$21,907

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

GOODWILL AND MARKET VALUATION

Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $6.15 per share at September 30, 2010, which is below the book value of $15.67 at such date. The difference between the market value and the book value at September 30, 2010 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

EARNINGS PER SHARE (“EPS”)

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

	2010	2009
Numerator for basic and diluted earnings per share:
Net Income	$2,223	$725
Less: Preferred stock dividend	397	397

Net income to common shareholders	1,826	328
Denominator:
Weighted average shares for basic earnings per share	5,529,211	5,427,695
Effect of dilutive stock options	—	—

Weighted average shares for dilutive earnings per share	5,529,211	5,427,695

Net income per common share:
Basic	$0.33	$0.06
Diluted	$0.33	$0.06
Dividends per common share	$0.02	$0.05

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

The Corporation’s critical accounting policies and judgments disclosures are contained in the Corporation’s June 30, 2010 Annual Report filed on September 13, 2010, as amended on November 12, 2010 and on September 9, 2011. Management believes that there have been no material changes since June 30, 2010. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

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

Balance Sheet Data:

	September 30,
	2010	2009
(Dollar amounts in thousands, except per share data)	(As Restated)	(As Restated)
Total assets	$1,819,632	$1,902,448
Loans, net	1,014,608	1,071,611
Interest-earning deposits and federal funds sold	175,209	167,408
Total investments	469,321	546,955
Deposits	1,480,482	1,518,661
FHLB advances	175,916	186,144
Shareholders’ equity	118,397	150,244
Book value per share	$15.67	$21.83

Statistical Profile:

	Three Months Ended September 30, (1)
	2010	2009
		(As Restated)
Average yield earned on all interest-earning assets	3.95%	4.45%
Average rate paid on all interest-bearing liabilities	1.86%	2.44%
Average interest rate spread	2.09%	2.01%
Net yield on average interest-earning assets	2.08%	2.07%
Other expenses to average assets	1.74%	1.63%
Taxes to pre-tax income	22.30%	-417.86%
Dividend payout ratio	6.06%	84.29%
Return on average assets	0.48%	0.15%
Return on average equity	6.68%	1.92%
Average equity to average total assets	7.18%	7.91%

	At September 30,
	2010	2009
	(As Restated)	(As Restated)
One year gap to total assets	14.70%	9.68%
Intangibles to total equity	23.89%	19.43%
Ratio of nonperforming assets to total assets	2.00%	2.15%
Number of full-service offices	47	48

(1)	The applicable income and expense figures have been annualized in calculating the percentages.

Nonperforming Loans and Foreclosed Real Estate:

Loans delinquent 90 days or more and foreclosed real estate (REO) consisted of the following:

(Dollar amounts in thousands)

	9/30/10	6/30/10	9/30/09
Delinquent single-family mortgage loans	$22,099	$20,674	$26,247
Delinquent other loans	5,050	5,846	8,493

Total nonperforming loans	27,149	26,520	34,740
Real estate owned, net	9,327	8,637	6,139

Total	$36,476	$35,157	$40,879

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

Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. As of September 30, 2010, the Corporation did not meet the terms of one of the financial covenants contained in the Loan Agreement. On November 12, 2010, the Corporation and PNC entered into a Waiver and Second Amendment to Loan Documents that amended the financial reporting covenant at September 30, 2010. The Corporation, therefore, was in compliance with all terms and conditions of the Loan Agreement, as Amended, at September 30, 2010.

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

Shareholders’ equity was $118.4 million or 6.51% of total assets at September 30, 2010. During the three months ended September 30, 2010, shareholders’ equity increased by $524,000 due primarily to net income of $2.2 million offset by a $1.2 million increase to other comprehensive loss and declaration of common and preferred stock dividends of $507,000. The other comprehensive loss is due primarily to non-credit related OTTI charges recognized on held to maturity investment securities. The Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury.

The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At September 30, 2010, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 6.22%, 9.77% and 10.95%, respectively. The regulatory capital ratios for Parkvale Bank at September 30, 2010 are calculated as follows:

(Dollars in 000’s)

	Tier 1 Core Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Equity capital (1)	$138,774	$138,774	$138,774
Less non-allowable intangible assets	(28,284)	(28,284)	(28,284)
Less non-allowable deferred tax asset	(10,632)	(10,632)	(10,632)
Plus permitted valuation allowances (2)	—	—	13,686
Plus accumulated other comprehensive income	13,853	13,853	13,853

Total regulatory capital	113,711	113,711	127,397
Minimum required capital	73,071	46,552	93,105

Excess regulatory capital	$40,640	$67,159	$34,292

Adjusted total assets (1)	$1,826,773	$1,163,811	$1,163,811
Regulatory capital as a percentage	6.22%	9.77%	10.95%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	2.22%	5.77%	2.95%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2010.
(2)	Limited to 1.25% of risk adjusted total assets.

Results of Operations - Comparison of Three Months Ended September 30, 2010 and 2009:

For the three months ended September 30, 2010, net income available to common shareholders was $1.8 million compared to $328,000 for the quarter ended September 30, 2009. Net income per common diluted share was $0.33 for the quarter ended September 30, 2010 and $0.06 for the quarter ended September 30, 2009. Excluding the preferred stock dividend, net income was $2.2 million for the three months ended September 30, 2010, compared to $725,000 for the three months ended September 30, 2009. The $1.5 million increase in net income for the September 30, 2010 quarter reflects a $1.8 million reduction in non-cash debt security impairment charges and a $1.3 million decrease in the provision for loan losses, partially offset by increases in tax expense and noninterest expense.

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

Noninterest Expense:

Total noninterest expense increased by $258,000 or 3.3% for the three months ended September 30, 2010 compared to the September 30, 2009 quarter. This increase is primarily due to a $126,000 or 16.4% increase in FDIC insurance related to a higher premium rate charged by the FDIC in 2010, and the absence of any credits which were previously used. Compensation and employee benefits expense increased by $121,000 or 3.2% during the quarter ended September 30, 2010 from the comparable 2009 quarter related to higher expense for employee benefit plans. Marketing expense increased by $17,000 or 25.4%. Annualized noninterest expense as a percentage of average assets was 1.74% for the quarter ended September 30, 2010 and 1.63% for the quarter ended September 30, 2009.

Income Tax Expense (Benefit):

Income tax for the three months ended September 30, 2010 was $638,000 compared to a tax benefit of $585,000 for the quarter ended September 30, 2009. The income tax benefit in the September 2009 quarter was due to a lower level of pretax income combined with the reversal of a previously provided tax valuation allowance on an equity security that was subsequently sold at a recovery in the September 2009 quarter. The overall effective tax rate was 22.3% for the three months ended September 30, 2010 compared to 417.9% (benefit) for the September 2009 quarter. The effective tax rate of 22.3% for the September 2010 quarter is lower than the federal statutory tax rate of 35% due to the tax benefits resulting from tax-exempt instruments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at June 30, 2010 in Item 7A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 13, 2010, as amended on November 12, 2010 and on September 9, 2011.

Item 4. Controls and Procedures

Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and Chief Financial Officer, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. As previously disclosed in the Notes to Unaudited Interim Consolidated Financial Statements under the heading “Restatement of Consolidated Financial Statements” included in Item 1 hereof, management along with the Company’s independent registered public accounting firm, during the course of the fiscal 2011 annual audit, identified a deficiency that represented a material weakness in internal control over the Company’s financial reporting, which resulted in a restatement of the Company’s financial statements for fiscal 2010 and 2009. As a result, Parkvale’s management, including the CEO and Chief Financial Officer, concluded that Parkvale’s disclosure controls and procedures were not effective as of September 30, 2010. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls, other than the following corrective actions which were taken in order to address the material weakness in the Company’s internal control described above. Management has evaluated the effect of the facts leading to this error and the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures reported on as part of the filings. Management is committed to maintaining effective internal control over financial reporting and has taken steps to remediate the internal control weakness, including the manual accrual related to FDIC insurance premiums.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Risk factor disclosures are presented at June 30, 2010 in Item 1A of the Corporation’s Form 10-K, filed with the SEC on September 13, 2010, as amended on November 12, 2010 and September 9, 2011. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2010.

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

Parkvale Financial Corporation

DATE: September 9, 2011	By:	/s/ GILBERT A. RIAZZI
Gilbert A. Riazzi
Vice President and
Chief Financial Officer

DATE: September 9, 2011	By:	/s/ ROBERT J. MCCARTHY, JR.
Robert J. McCarthy, Jr.
President and
Chief Executive Officer