Form 10-Q/A
period 2010-12-31
PARKVALE FINANCIAL CORP
filed 2011-09-09
CIK 820907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

COMMISSION FILE NO: 0-17411

PARKVALE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1556590
(State of	(I.R.S. Employer
incorporation)	Identification Number)

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

PARKVALE FINANCIAL CORPORATION

INDEX

Page
Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of December 31, 2010 (Unaudited) and June 30, 2010	4

Consolidated Statements of Operations for the three months and six months ended December 31, 2010 and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 (Unaudited)	6-7

Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2010 and 2009 (Unaudited)	8

Notes to Unaudited Interim Consolidated Financial Statements	9-36

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	36-46

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.
Controls and Procedures	46

Part II - Other Information	47

Signatures	49

Exhibits
EX–31.1
EX–31.2
EX–32.1

PART I.

Explanatory Note

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 14, 2011. We are filing this Amendment to correct the consolidated financial statements of Parkvale Financial Corporation (the “Company”) as of December 31, 2010 and June 30, 2010 and for each of the periods ended December 31, 2010 and 2009.

The Company’s management along with its independent registered public accounting firm, during the course of the Company’s fiscal 2011 annual audit of financial results and application of financial controls, identified a deficiency that represented a material weakness in internal control over financial reporting. While a remediation plan was implemented to correct the material weakness in internal control over financial reporting, in finalizing its Form 10-K for the year ended June 30, 2011, management together with its independent registered public accounting firm identified the existence of an under-accrual of FDIC deposit insurance expense for the fiscal years ended June 30, 2010 and 2009 resulting from a previous change in FDIC regulations regarding the manner in which deposit insurance assessments were collected. The cumulative effect during fiscal 2009 through fiscal 2010 is a $1.1 million increase to the reported net loss to common shareholders. As a result of these adjustments, management with the concurrence of the Board of Directors has determined that the Company’s financial statements for fiscal 2010 and 2009 should be restated. This Form 10-Q amendment is being filed to reflect the restated numbers as of December 31, 2010 and June 30, 2010 and for the three and six months ended December 31, 2009.

Item 1.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands, except share data)

	December 31, 2010	June 30, 2010
	(As Restated)	(As Restated)
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$17,097	$17,736
Federal funds sold	106,550	135,773

Cash and cash equivalents	123,647	153,509
Interest-earning deposits in other banks	3,362	801
Investment securities available for sale at fair value (cost of $5,501 at December 31 and $65,778 at June 30)	5,245	65,770
Investment securities held to maturity (fair value of $499,734 at December 31 and $437,931 at June 30)	501,852	443,452
Federal Home Loan Bank Stock, at cost	13,640	14,357
Loans, net of allowance of $19,621 at December 31 and $19,209 at June 30	1,017,834	1,032,363
Foreclosed real estate, net	8,869	8,637
Office properties and equipment, net	17,045	17,374
Goodwill	25,634	25,634
Intangible assets	2,422	2,877
Prepaid expenses and other assets	70,495	76,535

Total assets	$1,790,045	$1,841,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,458,571	$1,488,073
Advances from Federal Home Loan Bank	165,875	185,973
Term debt	22,500	23,750
Other debt	11,294	13,865
Advance payments from borrowers for taxes and insurance	6,965	7,526
Other liabilities	3,775	4,249

Total liabilities	1,668,980	1,723,436

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	2,235	2,734
Treasury stock at cost (1,159,215 shares at December 31 and 1,205,683 shares at June 30)	(24,222)	(25,193)
Accumulated other comprehensive loss	(13,740)	(13,413)
Retained earnings	118,295	115,248

Total shareholders’ equity	121,065	117,873

Total liabilities and shareholders’ equity	$1,790,045	$1,841,309

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
		(As Restated)		(As Restated)
Interest income:
Loans	$12,814	$14,231	$25,861	$29,023
Investments	3,464	4,964	7,134	10,096
Federal funds sold	85	105	207	203

Total interest income	16,363	19,300	33,202	39,322

Interest expense:
Deposits	4,767	7,386	9,995	15,379
Borrowings	2,384	2,824	5,136	5,535

Total interest expense	7,151	10,210	15,131	20,914

Net interest income	9,212	9,090	18,071	18,408
Provision for loan losses	1,015	1,398	2,049	3,687

Net interest income after provision for losses	8,197	7,692	16,022	14,721

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(946)	(3,240)	(3,981)	(6,001)
Non-credit related losses recognized in other comprehensive income	—	2,458	2,039	2,458

Net impairment losses recognized in earnings	(946)	(782)	(1,942)	(3,543)
Service charges on deposit accounts	1,665	1,615	3,424	3,267
Other service charges and fees	381	359	762	726
Net gain on sale of investments	194	1,103	1,366	2,205
Other	522	511	1,292	1,054

Total noninterest income	1,816	2,806	4,902	3,709

Noninterest Expense:
Compensation and employee benefits	3,472	3,625	7,400	7,432
Office occupancy	1,047	1,095	2,114	2,206
Marketing	94	93	178	160
FDIC insurance	904	873	1,798	1,641
Office supplies, telephone and postage	538	463	1,010	933
Other	1,597	1,393	3,202	2,962

Total noninterest expense	7,652	7,542	15,702	15,334

Income before income taxes	2,361	2,956	5,222	3,096
Income tax expense	520	679	1,158	94

Net income	1,841	2,277	4,064	3,002
Less: Preferred stock dividend	397	397	794	794

Income to common shareholders	$1,444	$1,880	$3,270	$2,208

Net income per common basic share	$0.26	$0.35	$0.59	$0.41
Net income per common diluted share	$0.26	$0.35	$0.59	$0.41

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Six months ended December 31,
	2010	2009
		(As Restated)
Cash flows from operating activities:
Interest received	$33,814	$38,828
Loan fees received	358	182
Other fees and commissions received	4,932	4,490
Interest paid	(15,239)	(20,882)
Cash paid to suppliers and others	(11,217)	(31,617)
Income taxes refund	3,750	—

Net cash provided by (used in) operating activities	16,398	(8,999)
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	51,308	2,192
Proceeds from maturities of investment securities held to maturity	149,541	180,056
Purchase of investment securities held to maturity	(202,022)	(256,644)
(Purchase) maturity of deposits in other banks	(2,561)	3,307
Loan sales	—	7,527
Purchase of loans	(10,722)	—
Principal collected on loans	141,221	135,861
Loans made to customers, net of loans in process	(118,292)	(91,292)
Other	(93)	(149)

Net cash provided by (used in) investing activities	8,380	(19,142)
Cash flows from financing activities:
Net increase in checking and savings accounts	11,517	51,673
Net (decrease) in certificates of deposit	(41,019)	(34,779)
Repayment of FHLB advances	(19,997)	(13)
Net (decrease) in other borrowings	(2,571)	(5,776)
Repayment of term debt	(1,250)	—
Net (decrease) in borrowers’ advances for taxes and insurance	(561)	(680)
Dividends paid	(1,181)	(1,336)
Contribution to benefit plans	422	588

Net cash (used in) provided by financing activities	(54,640)	9,677

Net (decrease) in cash and cash equivalents	(29,862)	(18,464)
Cash and cash equivalents at beginning of period	153,509	165,891

Cash and cash equivalents at end of period	$123,647	$147,427

Reconciliation of net income to net cash provided by operating activities:

	Six months ended December 31,
	2010	2009
		(As Restated)
Net income	$4,064	$3,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	877	965
(Accretion) and amortization of loan fees and discounts	158	(969)
Loan fees collected and deferred and (premiums paid)	42	(2)
Provision for loan losses	2,049	3,687
Net writedown on sale of securities	576	1,338
Decrease in accrued interest receivable	369	414
Decrease (increase) in other assets	5,670	(14,672)
Increase in accrued interest payable	6	146
Increase (decrease) in other liabilities	2,587	(2,908)

Total adjustments	12,334	(12,001)

Net cash provided by (used in) operating activities	$16,398	($8,999)

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

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, June 30, 2010, As Restated	$31,762	$6,735	$2,734	($25,193)	($13,413)	$115,248	$117,873
Net income, six months ended December 31, 2010						4,064	4,064
Accumulated other comprehensive income (loss):
Change in swap liability, net of tax					(160)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of ($113)					322
Reclassification adjustment, net of taxes of $263					(489)		(327)

Comprehensive income							3,737
Dividends declared on common stock at $0.02 per share						(223)	(223)
Dividends on preferred stock						(794)	(794)
Sale of treasury stock to ESOP			(549)	971			422
Recognition of stock option compensation expense			50				50

Balance, December 31, 2010, As Restated	$31,762	$6,735	$2,235	($24,222)	($13,740)	$118,295	$121,065

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, June 30, 2009, As Restated	$31,762	$6,735	$4,116	($27,314)	($10)	$134,735	$150,024
Net income, six months ended December 31, 2009, As Restated						3,002	3,002
Accumulated other comprehensive
Income (loss):
Change in swap liability					(201)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $(128)					(201)
Reclassification adjustment, net of taxes of $(805)					(1,400)		(1,802)

Comprehensive income							1,200
Dividends declared on common stock at $0.10 per share						(546)	(546)
Dividends on preferred stock						(794)	(794)
Sale of treasury stock to ESOP			(1,160)	1,748			588
Recognition of stock option compensation expense			27				27

Balance, December 31, 2009, As Restated	$31,762	$6,735	$2,983	($25,566)	($1,812)	$136,397	$150,499

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data)

NOTE 1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management along with its independent registered public accounting firm, during the course of the Company’s fiscal 2011 annual audit of financial results and application of financial controls, identified a deficiency that represented a material weakness in internal control over financial reporting. While a remediation plan was implemented to correct the material weakness in internal control over financial reporting, in finalizing its Form 10-K for the year ended June 30, 2011, management together with its independent registered public accounting firm identified the existence of an under-accrual of FDIC deposit insurance expense for the fiscal years ended June 30, 2010 and 2009 resulting from a previous change in FDIC regulations regarding the manner in which deposit insurance assessments were collected. The cumulative effect during fiscal 2009 through fiscal 2010 is a $1.1 million increase to the reported net loss to common shareholders. As a result of these adjustments, management with the concurrence of the Board of Directors has determined that the Company’s financial statements for fiscal 2010 and 2009 should be restated. This Form 10-Q amendment is being filed to reflect the restated numbers as of December 31, 2010 and June 30, 2010 and for the three and six months ended December 31, 2009.

The following tables set forth the consolidated restated financial statements as of December 31, 2010 and June 30, 2010 and for the three and six months ended December 31, 2009 previously filed in the Company’s quarterly report on Form 10-Q for the period ended December 31, 2010.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following is a summary of the adjustments to our previously issued consolidated statements of financial condition as of December 31, 2010 and June 30, 2010:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands)

	December 31,			June 30,
	2010		2010	2010		2010
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
	(Unaudited)		(Unaudited)
Assets
Cash and noninterest-earning deposits	$17,097		$17,097	$17,736		$17,736
Federal funds sold	106,550		106,550	135,773		135,773

Cash and cash equivalents	123,647		123,647	153,509		153,509
Interest-earning deposits in other banks	3,362		3,362	801		801
Investment securities available for sale, at fair value (cost of $5,501 at December 31 and $65,778 at June 30)	5,245		5,245	65,770		65,770
Investment securities held to maturity (fair value of $499,734 at December 31 and $437,931 at June 30)	501,852		501,852	443,452		443,452
Federal Home Loan Bank Stock, at cost	13,640		13,640	14,357		14,357
Loans, net of allowance of $19,621 at December 31 and $19,209 at June 30	1,017,834		1,017,834	1,032,363		1,032,363
Foreclosed real estate, net	8,869		8,869	8,637		8,637
Office properties and equipment, net	17,045		17,045	17,374		17,374
Goodwill	25,634		25,634	25,634		25,634
Intangible assets and deferred charges	2,422		2,422	2,877		2,877
Prepaid expenses and other assets (a)	71,566	(1,071)	70,495	77,606	(1,071)	76,535

Total assets	$1,791,116	($1,071)	$1,790,045	$1,842,380	($1,071)	$1,841,309

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$1,458,571		$1,458,571	$1,488,073		$1,488,073
Advances from Federal Home Loan Bank	165,875		165,875	185,973		185,973
Other debt	11,294		11,294	13,865		13,865
Term Debt	22,500		22,500	23,750		23,750
Advance payments from borrowers for taxes and insurance	6,965		6,965	7,526		7,526
Other liabilities	3,775		3,775	4,249		4,249

Total liabilities	1,668,980	—	1,668,980	1,723,436	—	1,723,436

Shareholders’ Equity
Preferred stock ($1.00 par value; liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762		31,762	31,762		31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735		6,735	6,735		6,735
Additional paid-in capital	2,235		2,235	2,734		2,734
Treasury stock at cost - 1,159,215 shares at December 31 and 1,205,683 shares at June 30	(24,222)		(24,222)	(25,193)		(25,193)
Accumulated other comprehensive (loss)	(13,740)		(13,740)	(13,413)		(13,413)
Retained earnings (a)	119,366	(1,071)	118,295	116,319	(1,071)	115,248

Total shareholders’ equity	$122,136	($1,071)	$121,065	$118,944	($1,071)	$117,873

Total liabilities and shareholders’ equity	$1,791,116	($1,071)	$1,790,045	$1,842,380	($1,071)	$1,841,309

(a)	Adjustment related to the accrual of FDIC deposit insurance expense.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following is a summary of the adjustments to our previously issued consolidated statements of operations for the three and six months ended December 31, 2009:

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three months ended December 31,			Six months ended December 31,
	2009		2009	2009		2009
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest Income:
Loans	$14,231		$14,231	$29,023		$29,023
Investments	4,964		4,964	10,096		10,096
Federal funds sold	105		105	203		203

Total interest income	19,300	—	19,300	39,322	—	39,322

Interest Expense:
Deposits	7,386		7,386	15,379		15,379
Borrowings	2,824		2,824	5,535		5,535

Total interest expense	10,210	—	10,210	20,914	—	20,914

Net interest income	9,090	—	9,090	18,408	—	18,408
Provision for loan losses	1,398		1,398	3,687		3,687

Net interest income after provision for loan losses	7,692	—	7,692	14,721	—	14,721

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(3,240)		(3,240)	(6,001)		(6,001)
Non-credit related losses recognized in other comprehensive income	2,458		2,458	2,458		2,458

Net impairment losses recognized in earnings	(782)		(782)	(3,543)	—	(3,543)
Service charges on deposit accounts	1,615		1,615	3,267		3,267
Other service charges and fees	359		359	726		726
Net gain on sale of assets	1,103		1,103	2,205		2,205
Other	511		511	1,054		1,054

Total noninterest income	2,806	—	2,806	3,709	—	3,709

Noninterest Expense:
Compensation and employee benefits	3,625		3,625	7,432		7,432
Office occupancy	1,095		1,095	2,206		2,206
Marketing	93		93	160		160
FDIC insurance (a)	645	228	873	1,213	428	1,641
Office supplies, telephone and postage	463		463	933		933
Other	1,393		1,393	2,962		2,962

Total noninterest expense	7,314	228	7,542	14,906	428	15,334

Income before income tax expense	3,184	(228)	2,956	3,524	(428)	3,096
Income tax expense (b)	759	(80)	679	244	(150)	94

Net income	$2,425	($148)	$2,277	$3,280	($278)	$3,002
Preferred Stock Dividend	397		397	794		794

Income to common stockholders	$2,028	($148)	$1,880	$2,486	($278)	$2,208

Net income per common share:
Basic	$0.38	($0.03)	$0.35	$0.46	($0.05)	$0.41
Diluted	$0.38	($0.03)	$0.35	$0.46	($0.05)	$0.41

(a)	Adjustment related to the accrual of FDIC deposit insurance expense.
(b)	Adjustment related to the tax effect of the above adjustment

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following is a summary of the adjustments to our previously issued consolidated statements of cash flows for the six months ended December 31, 2009:

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Six months ended December 31, 2009
	As Reported	Adjust- ments	As Restated
Cash flows from operating activities:
Interest received	$38,828		$38,828
Loan fees received	182		182
Other fees and commissions received	4,490		4,490
Interest paid	(20,882)		(20,882)
Cash paid to suppliers and others	(31,617)		(31,617)

Net cash (used in) operating activities	(8,999)	—	(8,999)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,192		2,192
Proceeds from maturities of investment securities held to maturity	180,056		180,056
Purchase of investment securities held to maturity	(256,644)		(256,644)
Maturity of deposits in other banks	3,307		3,307
Loans sales	7,527		7,527
Principal collected on loans	135,861		135,861
Loans made to customers, net of loans in process	(91,292)		(91,292)
Other	(149)		(149)

Net cash (used in) investing activities	(19,142)	—	(19,142)
Cash flows from financing activities:
Net increase in checking and savings accounts	51,673		51,673
Net (decrease) in certificates of deposit	(34,779)		(34,779)
Repayment of FHLB advances	(13)		(13)
Net (decrease) in other borrowings	(5,776)		(5,776)
Net (decrease) in borrowers’ advances for taxes and insurance	(680)		(680)
Dividends paid	(1,336)		(1,336)
Contribution to benefit plans	588		588

Net cash provided by financing activities	9,677	—	9,677

Net (decrease) in cash and cash equivalents	(18,464)	—	(18,464)
Cash and cash equivalents at beginning of period	165,891		165,891

Cash and cash equivalents at end of period	$147,427	$—	$147,427

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,280	($278)	$3,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	965		965
(Accretion) and amortization of loan fees and discounts	(969)		(969)
Loan fees collected and deferred and (premiums paid)	(2)		(2)
Provision for loan losses	3,687		3,687
Net writedown on sale of securities	1,338		1,338
Decrease in accrued interest receivable	414		414
Decrease (increase) in other assets	(14,950)	278	(14,672)
Increase in accrued interest payable	146		146
Increase (decrease) in other liabilities	(2,908)		(2,908)

Total adjustments	(12,279)	278	(12,001)

Net cash (used in) operating activities	($8,999)	$—	($8,999)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table presents a reconciliation of the effects of adjustments made to the Company’s previously reported consolidated statements of shareholders’ equity for 2010 and 2009:

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2009, As Reported	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760
Restatement Adjustments:
Net income						(736)	(736)
Balance at June 30, 2009 As Restated	$31,762	$6,735	$4,116	($27,314)	($10)	$134,735	$150,024
Balance at December 31, 2009, As Reported	$31,762	$6,735	$2,983	($25,566)	($1,812)	$137,411	$151,513
Restatement Adjustments:
Net income						(278)	(278)
Cumulative effect of restatement						(736)	(736)
Balance at December 31, 2009, As Restated	$31,762	$6,735	$2,983	($25,566)	($1,812)	$136,397	$150,499
Balance at June 30, 2010, As Reported	$31,762	$6,735	$2,734	($25,193)	($13,413)	$116,319	$118,944
Restatement Adjustments:
Net income						(335)	(335)
Cumulative effect of restatement						(736)	(736)
Balance at June 30, 2010 As Restated	$31,762	$6,735	$2,734	($25,193)	($13,413)	$115,248	$117,873
Balance at December 31, 2010, As Reported	$31,762	$6,735	$2,235	($24,222)	($13,740)	$119,366	$122,136
Restatement Adjustments:
Cumulative effect of restatement						(1,071)	(1,071)
Balance at December 31, 2010, As Restated	$31,762	$6,735	$2,235	($24,222)	($13,740)	$118,295	$121,065

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

NOTE 2. STATEMENTS OF OPERATIONS

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

NOTE 3. RECLASSIFICATION

Certain amounts in prior period’s financial statements have been reclassified to conform to the current period presentation. The reclassifications had no significant effect on Parkvale’s financial condition or results of operations.

NOTE 4. SUBSEQUENT EVENTS

The Corporation evaluated and disclosed all material subsequent events that provide evidence about conditions that existed as of December 31, 2010 through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

NOTE 5. LOANS AND THE ALLOWANCE FOR LOAN LOSS

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The loans receivable portfolio is segmented into mortgage loans, consumer loans and commercial business loans. The mortgage loan segment has two classes, 1-4 family first lien residential mortgage loans and commercial mortgage loans, which are comprised of commercial real estate, multi-family and acquisition and development loans. The consumer loan segment consists of the three classes, home equity loans, automobile loans and other loans. The commercial segment consists one class, commercial and industrial loans.

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

Nonaccrual, substandard and doubtful loans are assessed for impairment. The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans:
1-4 family	$621,311	$3,772	$21,905	$—	$646,988
Commercial	160,559	447	3,367	—	164,373
Lease Financing	—				—
Home equity	—				—
Consumer - credit card	—				—
Consumer loans:
Home Equity	145,673	—	1,051	—	146,724
Automobile	29,876	—	252	—	30,128
Other Consumer	9,227	—	—	22	9,249
Commercial business loans	34,659	11	4,385	—	39,055

Total	$1,001,305	$4,230	$30,960	$22	$1,036,517

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

The following table presents nonaccrual loans by class of the loan portfolio as of December 31, 2010:

Mortgage loans:
1-4 family	$21,905
Commercial	796
Consumer loans:
Home Equity	751
Automobile	190
Commercial real estate - construction
Lease Financing
Other Consumer	22
Commercial business loans	3,046

Total	$26,710

A loan is considered impaired when, based on current information and events, it is probable that Parkvale will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The following table summarizes information regarding impaired loans by loan portfolio class as of December 31, 2010:

	Net Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
1-4 family	$19,454	$19,454	$—	$19,167	$246
Commercial	—	—	—	—	—
Consumer loans:
Home Equity	—	—	—	—	—
Automobile	—	—	—	—	—
Other Consumer	—	—	—	—	—
Commercial business loans	2,672	2,672	—	2,672	—
With an allowance recorded:
Mortgage loans:
1-4 family	$10,232	$15,710	$5,478	$10,371	$—
Commercial	1,336	1,861	525	1,429	14
Consumer loans:
Home Equity	415	591	176	121	—
Automobile	155	284	129	125	—
Other Consumer	—	18	18	—	—
Commercial business loans	—	49	49	—	—
Total:
Mortgage loans:
1-4 family	$29,686	$35,164	$5,478	$29,538	$246
Commercial	1,336	1,861	525	1,429	14
Consumer loans:
Home Equity	415	591	176	121	—
Automobile	155	284	129	125	—
Other Consumer	—	18	18	—	—
Commercial business loans	2,672	2,721	49	2,672	—

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

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Loans Receivable > 90 Days and Accruing
Mortgage loans:
1-4 family	$5,428	$4,601	$26,675	$36,704	$573,580	$646,988	$—
Commercial	922	201	1,393	2,516	159,341	164,373	—
Commercial real estate - construction
Lease Financing
Home equity
Consumer - credit card
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following summarizes the allowance for loan loss activity for the six month period ended December 31:

	2010	2009
Beginning balance	$19,209	$17,960
Provision for losses - mortgage loans	2,004	3,616
Provision for losses - consumer loans	49	74
Provision for (recovery of) losses - commercial business loans	(4)	(3)
Loans recovered	43	25
Loans charged off	(1,680)	(2,789)

Ending balance	$19,621	$18,883

The following table presents the Allowance for Loan Losses and Recorded Investment in Financing Receivables at December 31, 2010:

	1-4 family Mortgage	Commercial Mortgage	Home Equity	Automobile	Other Consumer	Commercial Business Loans	Total
Allowance for Loan Losses:
Balance at December 31, 2010	$10,508	$3,741	$2,199	$852	$44	$2,277	$19,621
Ending balance: individually evaluated for impairment	$5,478	$525	$176	$129	$18	$49	$6,375
Ending balance: collectively evaluated for impairment	$5,030	$3,216	$2,023	$723	$26	$2,228	$13,246
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Recorded Investment:
Ending balance	$646,988	$164,373	$146,724	$30,128	$9,249	$39,055	$1,036,517
Ending balance: individually evaluated for impairment	$35,164	$1,861	$591	$284	$18	$2,721	$40,639
Ending balance: collectively evaluated for impairment	$611,824	$162,512	$146,133	$29,844	$9,231	$36,334	$995,878

NOTE 6. COMPREHENSIVE INCOME

Sources of comprehensive income (loss) not included in net income are unrealized gains and losses on certain investments in equity securities, mortgage-backed securities, corporate debt and swaps on interest rate contracts. For the six months ended December 31, 2010 and 2009, total comprehensive income amounted to $3,737 and $1,200, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial Instruments - Measured on a recurring basis

	December 31, 2010				June 30, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Available for sale securities:
CMOs – Non Agency (Residential)	$—	$—	$—	$—	$—	$59,804	$—	$59,804
Common Equities	1	—	—	1	682	—	—	682
Mutual Fund – ARM mortgages	—	5,244	—	5,244	—	5,284	—	5,284
Interest rate swaps	—	515	—	515	—	494	—	494

Total	$1	$5,759	$—	$5,760	$682	$65,582	$—	$66,264

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

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
Other than temporarily impaired (“OTTI”) – Held to maturity trust preferred securities	—	—	$10,521	$10,521
Impaired loans	—	—	12,138	12,138
Impaired foreclosed real estate	—	3,847	—	3,847

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

NOTE 8. INVESTMENT SECURITIES

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

At December 31, 2010 and June 30, 2010, the following comprises Parkvale’s investment portfolio:

	December 31, 2010		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale Investments
CMOs – Non Agency (Residential)	—	—	$59,804	$59,804
Mutual Funds – ARM mortgages	5,500	5,244	5,500	5,284
Common equities	1	1	474	682

Total available for sale investments	$5,501	$5,245	$65,778	$65,770

	December 31, 2010		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held to Maturity Investments
U.S. Government and agency obligations	$158,440	$158,785	$194,248	$195,920
Municipal obligations	25,743	26,044	21,641	22,345
Corporate debt:
Short to medium term corporate debt	33,121	34,101	27,112	28,352
Pooled trust preferred securities	21,204	19,026	24,229	16,849
Individual trust preferred securities	9,334	8,045	9,322	7,977
Mortgage-backed securities:
Agency	182,195	183,147	93,248	95,055
Agency Collateralized Mortgage Obligations (“CMOs”)	8,737	8,931	10,357	10,630
CMOs – non agency	63,078	61,655	63,295	60,803

Total held to maturity investments	$501,852	$499,734	$443,452	$437,931

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

	Less than 12 months of unrealized losses		Greater than 12 months of unrealized losses		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Available for Sale Investments
Mutual funds – ARM mortgages	$—	$—	$4,728	$272	$4,728	$272
Held to Maturity Investments
U.S. Government and agency obligations	61,941	742	—	—	61,941	742
Municipal obligations	11,604	201	—	—	11,604	201
Corporate debt	9,161	98	—	—	9,161	98
Pooled trust preferred securities	—	—	8,505	4,465	8,505	4,465
Individual trust preferred securities	—	—	4,689	1,435	4,689	1,435
Non agency CMO’s	146	21	24,110	3,455	24,256	3,476
Mortgage-backed securities	96,993	1,094	8	1	97,001	1,095

Totals	$179,845	$2,156	$42,040	$9,628	$221,885	$11,784

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table provides information relating to the Corporation’s trust preferred securities as of December 31, 2010.

Deal	Note Class	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	# of Issuers	Actual Default % (1)	Actual Deferral % (1) (2)	Expected Defaults (% of performing collateral) (3)	Excess Subordination (as a % of performing collateral) (4)
Pooled Investments
P1	C1	5,000	350	450	100	C	80	20.4%	15.2%	9.7%	0.0%
P2	A2A	5,000	2,012	2,250	238	CCC-	76	16.0%	18.0%	10.5%	7.9%
P3	C1	4,592	735	1,240	505	C	85	11.2%	11.3%	14.5%	0.0%
P4	C1	5,058	354	809	455	C	72	15.3%	8.7%	11.7%	0.0%
P5	C1	5,023	151	151	—	C	93	13.3%	15.1%	13.5%	0.0%
P6	C1	3,075	30	30	—	C	68	19.1%	16.3%	13.3%	0.0%
P8	C	3,219	129	225	96	C	56	14.7%	15.3%	10.3%	0.0%
P9	B	2,008	80	141	61	C	54	12.2%	26.4%	11.0%	0.0%
P10	B1	5,000	4,884	4,100	(784)	CCC	24	0.0%	5.8%	16.7%	12.1%
P11	Mezz	1,500	555	585	30	C	23	18.3%	19.5%	7.8%	0.0%
P12	B2	1,000	288	440	152	C	34	14.4%	15.9%	11.2%	0.0%
P13	B	3,909	3,759	547	(3,212)	C	45	14.4%	16.2%	10.3%	0.0%
P14	A1	4,648	4,327	3,858	(469)	CCC	50	18.3%	11.9%	10.2%	34.4%
P15	B	5,000	1,700	2,000	300	C	34	24.0%	12.2%	12.3%	0.0%
P16	C1	5,000	1,100	1,350	250	C	46	19.7%	3.4%	8.1%	0.0%
P17	C1	5,000	750	850	100	C	43	21.1%	8.2%	13.1%	0.0%

Subtotal	16	64,032	21,204	19,026	(2,178)
Single Issuer Investments
S1	N/A	1,000	930	711	(219)	BB+	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,969	1,356	(613)	BB+	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,778	2,337	(441)	A-	1	0.0%	0.0%	0.0%
S4	N/A	500	447	285	(162)	BB-	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,005	1,096	91	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	711	731	20	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	494	508	14	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	1,021	21	BB+	1	0.0%	0.0%	0.0%

Subtotal	8	9,729	9,334	8,045	(1,289)
Grand total of Trust Preferred holdings		73,761	30,538	27,071	(3,467)

The above listings do not include 7 trust preferred investments written off in prior periods.

Notes:

(1)	As a percentage of the total collateral.
(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.
(3)	Expected defaults are determined by an analysis of each security.
(4)	Excess subordination measures the performing collateral coverage of the outstanding liabilities (as a % of performing collateral).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Non agency CMOs. The non agency CMO securities of $63,078 at December 31, 2010 are supported by underlying collateral that was originated as follows:

Year originated	Amortized Cost	Fair Value
2003	$20,185	$21,627
2004	28,518	26,873
2005	4,290	4,524
2007	6,341	4,892
2008	3,744	3,739

	$63,078	$61,655

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Other-Than-Temporary- Impairment

Securities with a remaining carrying value as of December 31, 2010 that have incurred OTTI charges are summarized as follows:

Security	Unadjusted Carrying Value	OTTI Charge to earnings	OTTI Charge to OCI	12/31/10 Carrying Value	12/31/10 Fair Value
Pooled trust preferred security	$48,844	$19,649	$20,961	$8,234	$10,521

The following chart shows the balance of other comprehensive income charges related to fair value:

Pooled trust preferred securities
Balance at June 30, 2010	$19,868
Total losses – realized/unrealized	3,035
Included as a charge to earnings	(1,942)
Change to other comprehensive income	—

Balance at December 31, 2010	$20,961

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

NOTE 9. GOODWILL AND MARKET VALUATION

Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $9.18 per share at December 31, 2010, which is below the book value of $16.02 at such date. The difference between the market value and the book value at December 31, 2010 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

NOTE 10. EARNINGS PER SHARE (“EPS”)

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended December 31:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income	$1,841	$2,277	$4,064	$3,002
Less: Preferred stock dividend	397	397	794	794

Net income to common stockholders	$1,444	$1,880	$3,270	$2,208

Denominator:
Weighted average shares for basic earnings per common share	5,529,716	5,428,604	5,529,464	5,428,150
Effect of dilutive stock options	1,300	—	650	—

Weighted average shares for dilutive earnings per common share	5,531,016	5,428,604	5,530,114	5,428,150

Net income per common share: Basic	$0.26	$0.35	$0.59	$0.41

Diluted	$0.26	$0.35	$0.59	$0.41

NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

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

Balance Sheet Data:

(Dollar amounts in thousands, except per share data)

	December 31,
	2010	2009
	(As Restated)	(As Restated)
Total assets	$1,790,045	$1,914,882
Loans, net	1,017,834	1,053,009
Interest-earning deposits and federal funds sold	109,912	130,021
Total investments	520,737	600,156
Deposits	1,458,571	1,528,142
FHLB advances	165,875	186,087
Shareholders’ equity	121,065	150,499
Book value per common share	$16.02	$21.54

Statistical Profile:

	Three Months Ended December 31, (1)		Six Months Ended December 31, (1)
	2010	2009	2010	2009
		(As Restated)		(As Restated)
Average yield earned on all interest-earning assets	3.91%	4.30%	3.93%	4.38%
Average rate paid on all interest-bearing liabilities	1.70%	2.25%	1.78%	2.39%
Average interest rate spread	2.21%	2.05%	2.15%	1.99%
Net yield on average interest-earning assets	2.20%	2.03%	2.14%	2.05%
Other expenses to average assets	1.69%	1.58%	1.71%	1.60%
Taxes to pre-tax income	22.02%	22.97%	22.18%	3.04%
Dividend payout ratio	7.66%	14.44%	6.76%	24.58%
Return on average assets	0.41%	0.48%	0.44%	0.31%
Return on average equity	5.46%	5.98%	6.07%	3.96%
Average equity to average total assets	7.42%	7.96%	7.30%	7.93%
Dividends per common share	$0.02	$0.05	$0.04	$0.10

	At December 31,
	2010	2009
	(As Restated)	(As Restated)
One year gap to total assets	9.77%	4.56%
Intangibles to total equity	23.17%	19.25%
Ratio of nonperforming assets to total assets	1.99%	1.90%
Number of full-service offices	47	48

(1)	The applicable income and expense figures have been annualized in calculating the percentages.

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

Shareholders’ equity was $121.1 million or 6.76% of total assets at December 31, 2010. During the six months ended December 31, 2010, shareholders’ equity increased by $3.2 million due primarily to net income of $4.1 million, offset by declaration of common and preferred stock dividends of $1.0 million. The other comprehensive loss is due primarily to non-credit related OTTI charges recognized on held to maturity investment securities. The Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury.

The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At December 31, 2010, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 6.43%, 9.96% and 11.10%, respectively. The regulatory capital ratios for Parkvale Bank at December 31, 2010 are calculated as follows:

(Dollars in 000’s)	Tier 1 Core Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Equity capital (1)	$139,735	$139,735	$139,735
Less non-allowable intangible assets	(28,057)	(28,057)	(28,057)
Less non-allowable deferred tax asset	(9,746)	(9,746)	(9,746)
Plus permitted valuation allowances (2)	—	—	13,247
Plus accumulated other comprehensive income	13,243	13,243	13,243

Total regulatory capital	115,175	115,175	128,422
Minimum required capital	71,605	46,267	92,533

Excess regulatory capital	$43,570	$68,908	$35,889

Adjusted total assets (1)	$1,790,127	$1,156,663	$1,156,663
Regulatory capital as a percentage	6.43%	9.96%	11.10%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	2.43%	5.96%	3.10%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended December 31, 2010.
(2)	Limited to 1.25% of risk adjusted total assets.

Results of Operations - Comparison of Three Months Ended December 31, 2010 and 2009:

For the three months ended December 31, 2010, net income available to common shareholders was $1.4 million compared to $1.9 million for the quarter ended December 31, 2009. Net income per common diluted share was $0.26 for the quarter ended December 31, 2010 and $0.35 for the quarter ended December 31, 2009. Excluding the preferred stock dividend, net income was $1.8 million for the three months ended December 31, 2010, compared to $2.3 million for the three months ended December 31, 2009. The $436,000 decrease in net income for the December 31, 2010 quarter is primarily due to a $909,000 decrease in gain on sale of assets, a $110,000 increase in non-interest expense and a $164,000 increase in non-cash debt security impairment charges. These factors were partially offset by a $383,000 decrease in the provision for loan losses and a $159,000 decrease in income tax expense, reflecting a lower level of pre-tax income. The increase in non-interest expense for the quarter was primarily due to a $125,000 increase in costs associated with maintaining other real estate owned properties.

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

Noninterest Expense:

Total noninterest expense increased by $110,000 or 1.5% for the three months ended December 31, 2010 compared to the December 31, 2009 quarter. This increase is primarily due to a $204,000 or 14.6% increase in other expense related to increased costs associated with foreclosed real estate. Compensation and employee benefits expense decreased by $153,000 or 4.2% during the quarter ended December 31, 2010 from the comparable 2009 quarter, primarily due to a reduction in the amount of incentive compensation being accrued. Annualized noninterest expense as a percentage of average assets was 1.69% for the quarter ended December 31, 2010 and 1.58% for the quarter ended December 31, 2009.

Income Tax Expense:

Income tax expense for the three months ended December 31, 2010 was $520,000 compared to $679,000 for the December 31, 2009 quarter. The income tax expense in the December 31, 2010 quarter is lower primarily due to lower taxable income. The overall effective tax rate was 22.0% and 23.0% for the three months ended December 31, 2010 and 2009, respectively. The effective tax rate in 2010 is lower than the federal statutory rate of 35% due to a reversal of a previously provided tax valuation allowance on equity securities, a tax refund from a tax rate differential due to NOL carrybacks, and the tax benefits resulting from tax-exempt instruments. The effective tax rate in 2009 was lower than the federal statutory rate of 35% primarily due to a $243,000 reversal of a previously provided tax valuation allowance from the partial recovery of a sale of preferred stock.

Results of Operations - Comparison of Six Months Ended December 31, 2010 and 2009:

For the six months ended December 31, 2010, net income available to common shareholders was $3.3 million compared to $2.2 million for the six months ended December 31, 2009. Net income per common diluted share was $0.59 for the six months ended December 31, 2010 and $0.41 for the six months ended December 31, 2009. Excluding the preferred stock dividend, net income was $4.1 million for the six months ended December 31, 2010, compared to $3.0 million for the six months ended December 31, 2009. The $1.1 million increase in net income for the six months ended December 31, 2010 reflects a $1.6 million decrease in the provision for loan losses and a $1.6 million decrease in non-cash debt security impairment charges. These factors were partially offset by an $839,000 decrease in gain on sale of assets, a $368,000 increase in noninterest expense, and a $1.1 million increase in income tax expense, reflecting a higher level of pre-tax income and the effect related to the reversal of a tax valuation allowance during the six months ended December 31, 2009. The increase in noninterest expense includes a $157,000 increase in FDIC insurance premiums.

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

Noninterest Expense:

Noninterest expenses increased by $368,000 or 2.4% for the six month period ended December 31, 2010 from the comparable period in 2009. The increase in noninterest expense is primarily attributable to a $240,000 or 8.1% increase in other expense due to increased costs associated with maintaining foreclosed real estate. FDIC insurance expense increased $157,000 or 9.6% compared to the 2009 period. Annualized noninterest expenses as a percentage of average assets were 1.71% for the six months ended December 31, 2010 compared to 1.60% for the six months ended December 31, 2009.

Income Tax Expense:

Income tax expense increased by $1.1 million in the six months ended December 31, 2010 compared to the six months ended December 2009, due to an increase in taxable income in the current six months, compounded by a higher level of tax valuation allowance reversals in fiscal 2010. The lower level of taxable income in the six months ended December 31, 2009 was primarily due to writedowns of securities. The effective tax rates were 22.2% and 3.0% for the six months ended December 31, 2010 and 2009, respectively. The effective tax rate in the first half of fiscal 2011 is lower than the statutory rate of 35% due to a tax refund, a reversal of tax valuation allowance from the sale of equity securities, and the tax benefits resulting from tax-exempt instruments. The effective tax rate in the first half of fiscal 2010 was lower than the statutory rate of 35% primarily due to the reversal of a $734,000 tax valuation allowance upon the sale of preferred stock investments, combined with the tax benefits from tax-exempt instruments.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and Chief Financial Officer, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. As previously disclosed in the Notes to Unaudited Interim Consolidated Financial Statements under the heading “Restatement of Consolidated Financial Statements” included in Item 1 hereof, management along with the Company’s independent registered public accounting firm, during the course of the fiscal 2011 annual audit, identified a deficiency that represented a material weakness in internal control over the Company’s financial reporting, which resulted in a restatement of the Company’s financial statements for fiscal 2010 and

2009. As a result, Parkvale’s management, including the CEO and Chief Financial Officer, concluded that Parkvale’s disclosure controls and procedures were not effective as of December 31, 2010. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls, other than the following corrective actions which were taken in order to address the material weakness in the Company’s internal control described above. Management has evaluated the effect of the facts leading to this error and the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures reported on as part of the filings. Management is committed to maintaining effective internal control over financial reporting and has taken steps to remediate the internal control weakness, including the manual accrual related to FDIC insurance premiums.

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