Form 10-Q/A
period 2011-03-31
PARKVALE FINANCIAL CORP
filed 2011-09-09
CIK 820907

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

PARKVALE FINANCIAL CORPORATION

INDEX

Page

Part I. Financial Information

Item 1.
Consolidated Statements of Financial Condition as of March 31, 2011 (Unaudited) and June 30, 2010	3

Consolidated Statements of Operations for the three months and nine months ended March 31, 2011 and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 (Unaudited)	6-7

Consolidated Statements of Shareholders’ Equity for the nine months ended March 31, 2011 and 2010 (Unaudited)	7-8

Notes to Unaudited Interim Consolidated Financial Statements	8-36

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	36-46

Item 3.
Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.
Controls and Procedures	46

Part II - Other Information	47

Signatures	48

Exhibits
EX–31.1
EX–31.2
EX–32.1

PART I.

Explanatory Note

This Amendment on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on May 20, 2011. We are filing this Amendment to correct the consolidated financial statements of Parkvale Financial Corporation (the “Company”) as of March 31, 2011 and June 30, 2010 and for each of the periods ended March 31, 2011 and 2010.

The Company’s management along with its independent registered public accounting firm, during the course of the Company’s fiscal 2011 annual audit of financial results and application of financial controls, identified a deficiency that represented a material weakness in internal control over financial reporting. While a remediation plan was implemented to correct the material weakness in internal control over financial reporting, in finalizing its Form 10-K for the year ended June 30, 2011, management together with its independent registered public accounting firm identified the existence of an under-accrual of FDIC deposit insurance expense for the fiscal years ended June 30, 2010 and 2009 resulting from a previous change in FDIC regulations regarding the manner in which deposit insurance assessments were collected. The cumulative effect during fiscal 2009 through fiscal 2010 is a $1.1 million increase to the reported net loss to common shareholders. As a result of these adjustments, management with the concurrence of the Board of Directors has determined that the Company’s financial statements for fiscal 2010 and 2009 should be restated. This Form 10-Q amendment is being filed to reflect the restated numbers as of March 31, 2011 and June 30, 2010 and for the three and nine months ended March 31, 2010.

Item 1.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands, except share data)

	March 31, 2011	June 30, 2010
	(As Restated)	(As Restated)
	(Unaudited)
ASSETS
Cash and noninterest-earning deposits	$15,492	$17,736
Federal funds sold	156,218	135,773

Cash and cash equivalents	171,710	153,509
Interest-earning deposits in other banks	3,835	801
Investment securities available for sale at fair value (cost of $5,501 at March 31 and $65,778 at June 30)	5,243	65,770
Investment securities held to maturity (fair value of $481,082 at March 31 and $437,931 at June 30)	484,223	443,452
Federal Home Loan Bank Stock, at cost	12,958	14,357
Loans, net of allowance of $19,030 at March 31 and $19,209 at June 30	998,936	1,032,363
Foreclosed real estate, net	9,390	8,637
Office properties and equipment, net	17,144	17,374
Goodwill	25,634	25,634
Intangible assets	2,195	2,877
Prepaid expenses and other assets	68,953	76,535

Total assets	$1,800,221	$1,841,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,480,886	$1,488,073
Advances from Federal Home Loan Bank	150,862	185,973
Term debt	21,875	23,750
Other debt	12,925	13,865
Advance payments from borrowers for taxes and insurance	6,775	7,526
Other liabilities	4,105	4,249

Total liabilities	1,677,428	1,723,436

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	2,151	2,734
Treasury stock at cost (1,152,048 shares at March 31 and 1,205,683 shares at June 30)	(24,072)	(25,193)
Accumulated other comprehensive loss	(13,516)	(13,413)
Retained earnings	119,733	115,248

Total shareholders’ equity	122,793	117,873

Total liabilities and shareholders’ equity	$1,800,221	$1,841,309

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
		(As Restated)		(As Restated)
Interest income:
Loans	$12,408	$13,745	$38,269	$42,768
Investments	3,497	4,799	10,631	14,895
Federal funds sold	77	88	284	291

Total interest income	15,982	18,632	49,184	57,954

Interest expense:
Deposits	4,543	6,464	14,538	21,843
Borrowings	2,340	2,754	7,476	8,289

Total interest expense	6,883	9,218	22,014	30,132

Net interest income	9,099	9,414	27,170	27,822
Provision for loan losses	691	1,164	2,740	4,851

Net interest income after provision for losses	8,408	8,250	24,430	22,971

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(255)	(6,536)	(4,236)	(12,537)
Non-credit related losses recognized in other comprehensive income	—	5,492	2,039	7,950

Net impairment losses recognized in earnings	(255)	(1,044)	(2,197)	(4,587)
Service charges on deposit accounts	1,628	1,487	5,052	4,754
Other fees and service charges	339	376	1,101	1,102
Net gain on sale of assets	—	167	1,366	2,372
Other	507	521	1,799	1,575

Total noninterest income	2,219	1,507	7,121	5,216

Noninterest Expense:
Compensation and employee benefits	3,649	3,804	11,049	11,236
Office occupancy	1,158	1,243	3,272	3,449
Marketing	78	78	256	238
FDIC insurance	918	868	2,716	2,509
Office supplies, telephone and postage	477	479	1,487	1,412
Other	1,555	1,494	4,757	4,456

Total noninterest expense	7,835	7,966	23,537	23,300

Income before income taxes	2,792	1,791	8,014	4,887
Income tax expense	845	437	2,003	531

Net income	1,947	1,354	6,011	4,356
Less: Preferred stock dividend	397	397	1,191	1,191

Income available to common shareholders	$1,550	$957	$4,820	$3,165

Net income per common basic share	$0.28	$0.17	$0.87	$0.58
Net income per common diluted share	$0.28	$0.17	$0.87	$0.58

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Nine months ended March 31,
	2011	2010
		(As Restated)
Cash flows from operating activities:
Interest received	$50,262	$57,544
Loan fees received	444	242
Other fees and commissions received	7,148	6,604
Interest paid	(22,182)	(30,260)
Cash paid to suppliers and others	(17,302)	(39,447)
Income taxes refund (paid)	3,748	(1,718)

Net cash provided by (used in) operating activities	22,118	(7,035)
Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	51,308	2,331
Proceeds from maturities of investment securities held to maturity	207,469	280,366
Purchase of investment securities held to maturity	(242,235)	(332,140)
(Purchase) maturity of deposits in other banks	(3,034)	3,318
Principal collected on loans	209,781	181,473
Loans made to customers, net of loans in process	(169,186)	(121,120)
Purchase of loans	(10,722)	—
Proceeds from loans sold	—	7,527
Other	(412)	(178)

Net cash provided by investing activities	42,969	21,577
Cash flows from financing activities:
Net increase in checking and savings accounts	34,679	58,945
Net (decrease) in certificates of deposit	(41,867)	(56,751)
Repayment of FHLB advances	(35,014)	(19)
Repayment of term debt	(1,875)	(625)
Net (decrease) in other borrowings	(940)	(6,683)
Net (decrease) in borrowers’ advances for taxes and insurance	(751)	(759)
Dividends paid	(1,690)	(2,009)
Contribution to benefit plans	572	712

Net cash (used in) financing activities	(46,886)	(7,189)

Net increase in cash and cash equivalents	18,201	7,353
Cash and cash equivalents at beginning of period	153,509	165,891

Cash and cash equivalents at end of period	$171,710	$173,244

	Nine months ended March 31,
	2011	2010
		(As Restated)
Reconciliation of net income to net cash provided by operating activities:
Net income	$6,011	$4,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,324	1,439
(Accretion) and amortization of loan fees and discounts	488	(1,296)
Loan fees collected and deferred (premiums paid)	60	(45)
Provision for loan losses	2,740	4,851
Loss on writedown of assets	2,197	4,587
Gain on sale of assets	(1,366)	(2,372)
Decrease in accrued interest receivable	460	797
Decrease (increase) in other assets	7,124	(15,985)
(Decrease) increase in accrued interest payable	(52)	43
Increase (decrease) in other liabilities	3,132	(3,410)

Total adjustments	16,107	(11,391)

Net cash provided by (used in) operating activities	$22,118	$(7,035)

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

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, June 30, 2010, As Restated	$31,762	$6,735	$2,734	($25,193)	($13,413)	$115,248	$117,873
Net income, nine months ended March 31, 2011						6,011	6,011
Accumulated other comprehensive income (loss):
Change in swap liability, net of tax					(238)
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $236					675
Reclassification adjustment, net of taxes of $(291)					(540)		(103)
Comprehensive income							5,908
Dividends declared on common stock at $0.06 per share						(335)	(335)
Dividends on preferred stock						(1,191)	(1,191)
Sale of treasury stock to ESOP & Benefit Plans			(633)	1,121			488
Recognition of stock option compensation expense			50				50

Balance, March 31, 2011, As Restated	$31,762	$6,735	$2,151	($24,072)	($13,516)	$119,733	$122,793

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, June 30, 2009, As Restated	$31,762	$6,735	$4,116	($27,314)	($10)	$134,735	$150,024
Net income, nine months ended
March 31, 2010, As Restated						4,356	4,356
Accumulated other comprehensive
Income (loss):
Change in swap liability					452
Change in unrealized gain (loss) on securities, net of deferred tax benefit of $(2,713)					(4,273)
Reclassification adjustment, net of taxes of $(808)					(1,407)		(5,228)
Comprehensive loss							(872)
Dividends declared on common stock at $0.15 per share						(823)	(823)
Dividends on preferred stock						(1,191)	(1,191)
Sale of treasury stock to
ESOP & Benefit Plans			(1,409)	2,121			712
Recognition of stock option compensation expense			27				27

Balance, March 31, 2010, As Restated	$31,762	$6,735	$2,734	($25,193)	($5,238)	$137,077	$147,877

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data)

NOTE 1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management along with its independent registered public accounting firm, during the course of the Company’s fiscal 2011 annual audit of financial results and application of financial controls, identified a deficiency that represented a material weakness in internal control over financial reporting. While a remediation plan was implemented to correct the material weakness in internal control over financial reporting, in finalizing its Form 10-K for the year ended June 30, 2011, management together with its independent registered public accounting firm identified the existence of an under-accrual of FDIC deposit insurance expense for the fiscal years ended June 30, 2010 and 2009 resulting from a previous change in FDIC regulations regarding the manner in which deposit insurance assessments were collected. The cumulative effect during fiscal 2009 through fiscal 2010 is a $1.1 million increase to the reported net loss to common shareholders. As a result of these adjustments, management with the concurrence of the Board of Directors has determined that the Company’s financial statements for fiscal 2010 and 2009 should be restated. This Form 10-Q amendment is being filed to reflect the restated numbers as of March 31, 2011 and June 30, 2010 and for the three and nine months ended March 31, 2010.

The following tables set forth the consolidated restated financial statements as of March 31, 2011 and June 30, 2010 and for the three and nine months ended March 31, 2010 previously filed in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2011.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following is a summary of the adjustments to our previously issued consolidated statements of financial condition as of March 31, 2011 and June 30, 2010:

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,			June 30,
(Dollar amounts in thousands)	2011 As Reported	Adjustment	2011 As Restated	2010 As Reported	Adjustment	2010 As Restated
	(Unaudited)		(Unaudited)
Assets
Cash and noninterest-earning deposits	$15,492		$15,492	$17,736		$17,736
Federal funds sold	156,218		156,218	135,773		135,773

Cash and cash equivalents	171,710		171,710	153,509		153,509
Interest-earning deposits in other banks	3,835		3,835	801		801
Investment securities available for sale, at fair value (cost of $5,501 at March 31 and $65,778 at June 30)	5,243		5,243	65,770		65,770
Investment securities held to maturity (fair value of $481,082 at March 31 and $437,931 at June 30)	484,223		484,223	443,452		443,452
Federal Home Loan Bank Stock, at cost	12,958		12,958	14,357		14,357
Loans, net of allowance of $19,030 at March 31 and $19,209 at June 30	998,936		998,936	1,032,363		1,032,363
Foreclosed real estate, net	9,390		9,390	8,637		8,637
Office properties and equipment, net	17,144		17,144	17,374		17,374
Goodwill	25,634		25,634	25,634		25,634
Intangible assets and deferred charges	2,195		2,195	2,877		2,877
Prepaid expenses and other assets (a)	70,024	(1,071)	68,953	77,606	(1,071)	76,535

Total assets	$1,801,292	($1,071)	$1,800,221	$1,842,380	($1,071)	$1,841,309

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$1,480,886		$1,480,886	$1,488,073		$1,488,073
Advances from Federal Home Loan Bank	150,862		150,862	185,973		185,973
Other debt	12,925		12,925	13,865		13,865
Term Debt	21,875		21,875	23,750		23,750
Advance payments from borrowers for taxes and insurance	6,775		6,775	7,526		7,526
Other liabilities	4,105		4,105	4,249		4,249

Total liabilities	1,677,428	—	1,677,428	1,723,436	—	1,723,436

Shareholders’ Equity
Preferred stock ($1.00 par value; liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762		31,762	31,762		31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735		6,735	6,735		6,735
Additional paid-in capital	2,151		2,151	2,734		2,734
Treasury stock at cost - 1,152,048 shares at March 31 and 1,205,683 shares at June 30	(24,072)		(24,072)	(25,193)		(25,193)
Accumulated other comprehensive (loss)	(13,516)		(13,516)	(13,413)		(13,413)
Retained earnings (a)	120,804	(1,071)	119,733	116,319	(1,071)	115,248

Total shareholders’ equity	$123,864	($1,071)	$122,793	$118,944	($1,071)	$117,873

Total liabilities and shareholders’ equity	$1,801,292	($1,071)	$1,800,221	$1,842,380	($1,071)	$1,841,309

(a)	Adjustment related to the accrual of FDIC deposit insurance expense.

The following is a summary of the adjustments to our previously issued consolidated statements of operations for the three and nine months ended March 31, 2010:

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three months ended March 31,			Nine months ended March 31,
	2010		2010	2010		2010
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest Income:
Loans	$13,745		$13,745	$42,768		$42,768
Investments	4,799		4,799	14,895		14,895
Federal funds sold	88		88	291		291

Total interest income	18,632	—	18,632	57,954	—	57,954

Interest Expense:
Deposits	6,464		6,464	21,843		21,843
Borrowings	2,754		2,754	8,289		8,289

Total interest expense	9,218	—	9,218	30,132	—	30,132

Net interest income	9,414	—	9,414	27,822	—	27,822
Provision for loan losses	1,164		1,164	4,851		4,851

Net interest income after provision for loan losses	8,250	—	8,250	22,971	—	22,971

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	(6,536)		(6,536)	(12,537)		(12,537)
Non-credit related losses recognized in other comprehensive income	5,492		5,492	7,950		7,950

Net impairment losses recognized in earnings	(1,044)		(1,044)	(4,587)	—	(4,587)
Service charges on deposit accounts	1,487		1,487	4,754		4,754
Other service charges and fees	376		376	1,102		1,102
Net gain on sale of assets	167		167	2,372		2,372
Other	521		521	1,575		1,575

Total noninterest income	1,507	—	1,507	5,216	—	5,216

Noninterest Expense:
Compensation and employee benefits	3,804		3,804	11,236		11,236
Office occupancy	1,243		1,243	3,449		3,449
Marketing	78		78	238		238
FDIC insurance (a)	769	99	868	1,982	527	2,509
Office supplies, telephone and postage	479		479	1,412		1,412
Other	1,494		1,494	4,456		4,456

Total noninterest expense	7,867	99	7,966	22,773	527	23,300

Income before income tax expense	1,890	(99)	1,791	5,414	(527)	4,887
Income tax expense (b)	472	(35)	437	716	(185)	531

Net income	$1,418	($64)	$1,354	$4,698	($342)	$4,356
Preferred Stock Dividend	397		397	1,191		1,191

Income to common stockholders	$1,021	($64)	$957	$3,507	($342)	$3,165

Net income per common share:
Basic	$0.18	($0.01)	$0.17	$0.64	($0.06)	$0.58
Diluted	$0.18	($0.01)	$0.17	$0.64	($0.06)	$0.58

(a)	Adjustment related to the accrual of FDIC deposit insurance expense.
(b)	Adjustment related to the tax effect of the above adjustment

The following is a summary of the adjustments to our previously issued consolidated statements of cash flows for the nine months ended March 31, 2010:

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Nine months ended March 31, 2010
	As Reported	Adjust- ments	As Restated
Cash flows from operating activities:
Interest received	$57,544		$57,544
Loan fees received	242		242
Other fees and commissions received	6,604		6,604
Interest paid	(30,260)		(30,260)
Cash paid to suppliers and others	(39,447)		(39,447)
Income taxes (paid)	(1,718)		(1,718)

Net cash (used in) operating activities	(7,035)	—	(7,035)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,331		2,331
Proceeds from maturities of investment securities held to maturity	280,366		280,366
Purchase of investment securities held to maturity	(332,140)		(332,140)
Maturity of deposits in other banks	3,318		3,318
Principal collected on loans	181,473		181,473
Loans made to customers, net of loans in process	(121,120)		(121,120)
Loans sales	7,527		7,527
Other	(178)		(178)

Net cash provided by investing activities	21,577	—	21,577
Cash flows from financing activities:
Net increase in checking and savings accounts	58,945		58,945
Net (decrease) in certificates of deposit	(56,751)		(56,751)
Repayment of FHLB advances	(19)		(19)
Repayment of term debt	(625)		(625)
Net (decrease) in other borrowings	(6,683)		(6,683)
Net (decrease) in borrowers’ advances for taxes and insurance	(759)		(759)
Dividends paid	(2,009)		(2,009)
Contribution to benefit plans	712		712

Net cash provided by financing activities	(7,189)	—	(7,189)

Net increase in cash and cash equivalents	7,353	—	7,353
Cash and cash equivalents at beginning of period	165,891		165,891

Cash and cash equivalents at end of period	$173,244	$—	$173,244

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Reconciliation of net income to net cash provided by operating activities:
Net income	$4,698	($342)	$4,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,439		1,439
(Accretion) and amortization of loan fees and discounts	(1,296)		(1,296)
Loan fees collected and deferred and (premiums paid)	(45)		(45)
Provision for loan losses	4,851		4,851
Loss on writedown of assets	4,587		4,587
Gain on sale of assets	(2,372)		(2,372)
Decrease in accrued interest receivable	797		797
Decrease (increase) in other assets	(16,327)	342	(15,985)
Increase in accrued interest payable	43		43
Increase (decrease) in other liabilities	(3,410)		(3,410)

Total adjustments	(11,733)	342	(11,391)

Net cash (used in) operating activities	($7,035)	$—	($7,035)

The following table presents a reconciliation of the effects of adjustments made to the Company’s previously reported consolidated statements of shareholders’ equity for 2011, 2010 and 2009:

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
Balance at June 30, 2009, As Reported	$31,762	$6,735	$4,116	($27,314)	($10)	$135,471	$150,760
Restatement Adjustments:
Net income						(736)	(736)
Balance at June 30, 2009 As Restated	$31,762	$6,735	$4,116	($27,314)	($10)	$134,735	$150,024
Balance at March 31, 2010, As Reported	$31,762	$6,735	$2,734	($25,193)	($5,238)	$138,155	$148,955
Restatement Adjustments:
Net income						(342)	(342)
Cumulative effect of restatement						(736)	(736)
Balance at March 31, 2010, As Restated	$31,762	$6,735	$2,734	($25,193)	($5,238)	$137,077	$147,877
Balance at June 30, 2010, As Reported	$31,762	$6,735	$2,734	($25,193)	($13,413)	$116,319	$118,944
Restatement Adjustments:
Net income						(335)	(335)
Cumulative effect of restatement						(736)	(736)
Balance at June 30, 2010 As Restated	$31,762	$6,735	$2,734	($25,193)	($13,413)	$115,248	$117,873
Balance at March 31, 2011, As Reported	$31,762	$6,735	$2,151	($24,072)	($13,516)	$120,804	$123,864
Restatement Adjustments:
Cumulative effect of restatement						(1,071)	(1,071)
Balance at March 31, 2011, As Restated	$31,762	$6,735	$2,151	($24,072)	($13,516)	$119,733	$122,793

NOTE 2. STATEMENTS OF OPERATIONS

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

1-4 family loans include residential first mortgage loans originated by Parkvale Bank in the greater Pittsburgh Metropolitan area, which comprises its primary market area, and loans purchased from other financial institutions in the secondary market, which are geographically diversified. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually. We underwrite 1 to 4 family residential mortgage loans with loan-to-value ratios of up to 95%, generally provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on 1 to 4 family first mortgage loans. In underwriting 1-4 family residential mortgage loans, the Corporation evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Real estate loans originated by the Corporation generally contain a “due upon sale” clause allowing the Corporation to declare the unpaid principal balance due and payable upon the sale of the property. The Corporation has not engaged in sub-prime residential mortgage loan originations. Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac. All of Parkvale’s lending activities, including loan purchases, are subject to written underwriting standards and loan origination procedures approved by the Board of Directors.

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
Commercial real estate - construction
Lease Financing
Other Consumer	4
Commercial business loans	1,259

Total	$26,651

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

A loan is considered impaired when, based on current information and events, it is probable that Parkvale will not be able to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The following table summarizes information regarding impaired loans by loan portfolio class as of March 31, 2011:

	Net Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
1-4 family	$20,289	$20,289	$—	$19,871	$263
Commercial	—	—	—	—	—
Consumer loans:
Home Equity	—	—	—	—	—
Automobile	—	—	—	—	—
Other Consumer	—	—	—	—	—
Commercial business loans	799	799	—	1,735	—
With an allowance recorded:
Mortgage loans:
1-4 family	$8,550	$13,802	$5,252	$9,744	$—
Commercial	1,394	2,013	619	1,369	14
Consumer loans:
Home Equity	406	564	158	399	—
Automobile	113	228	115	134	—
Other Consumer	—	27	27	—	—
Commercial business loans	—	49	49	—	—
Total:
Mortgage loans:
1-4 family	$28,839	$34,091	$5,252	$29,615	$263
Commercial	1,394	2,013	619	1,369	14
Consumer loans:
Home Equity	406	564	158	399	—
Automobile	113	228	115	134	—
Other Consumer	-	27	27	-	-
Commercial business loans	799	848	49	1,735	—

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

The following summarizes the allowance for loan loss activity for the nine month period ended March 31, 2010

Beginning balance	$17,960
Provision for losses - mortgage loans	4,727
Provision for losses - consumer loans	127
Provision for (recovery of) losses - commercial business loans	(3)
Loans recovered	34
Loans charged off	(5,188)

Ending balance	$17,657

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table presents the Allowance for Loan Losses and Recorded Investment in Financing Receivables at March 31, 2011:

	1-4 family Mortgage	Commercial Mortgage	Home Equity	Automobile	Other Consumer	Commercial Business Loans	Total
Allowance for Loan Losses:
Beginning balance at June 30, 2010:	$10,440	$3,340	$2,091	$907	$155	$2,276	$19,209
Charge-offs	(2,593)	(46)	(183)	(46)	(69)	(58)	(2,995)
Recoveries	15	—	—	34	—	27	76
Provisions	2,106	537	64	33	—	—	2,740
Ending balance at March 31, 2011	$9,968	$3,831	$1,972	$928	$86	$2,245	$19,030
Ending balance: individually evaluated for impairment	$5,252	$619	$158	$115	$27	$49	$6,220
Ending balance: collectively evaluated for impairment	$4,716	$3,212	$1,814	$813	$59	$2,196	$12,810
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Recorded Investment:
Ending balance	$633,105	$159,435	$145,479	$28,047	$9,571	$41,429	$1,017,066
Ending balance: individually evaluated for impairment	$34,091	$2,013	$564	$228	$27	$848	$37,771
Ending balance: collectively evaluated for impairment	$599,014	$157,422	$144,915	$27,819	$9,544	$40,581	$979,295

NOTE 6. COMPREHENSIVE INCOME

Sources of comprehensive income (loss) not included in net income are unrealized gains and losses on certain investments in equity securities, mortgage-backed securities, corporate debt and swaps on interest rate contracts. For the nine months ended March 31, 2011 and 2010, total comprehensive income (loss) amounted to $5,908 and $(872), respectively.

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

Financial Instruments - Measured on a recurring basis

	March 31, 2011				June 30, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Available for sale securities:
CMOs – Non Agency (Residential)	$—	$—	$—	$—	$—	$59,804	$—	$59,804
Common Equities	1	—	—	1	682	—	—	682
Mutual Fund – ARM mortgages	—	5,242	—	5,242	—	5,284	—	5,284
Interest rate swaps	—	403	—	403	—	494	—	494

Total	$1	$5,645	$—	$5,646	$682	$65,582	$—	$66,264

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

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
Other than temporarily impaired (“OTTI”) – Held to maturity trust preferred securities	$—	$—	$11,016	$11,016
Impaired loans	—	—	10,463	10,463
Impaired foreclosed real estate	—	3,575	—	3,575

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

At March 31, 2011 and June 30, 2010, the following comprises Parkvale’s investment portfolio:

	March 31, 2011		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale Investments
CMOs – Non Agency (Residential)	—	—	$59,804	$59,804
Mutual Funds – ARM mortgages	5,500	5,242	5,500	5,284
Common equities	1	1	474	682

Total available for sale investments	$5,501	$5,243	$65,778	$65,770

	March 31, 2011		June 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held to Maturity Investments
U.S. Government and agency obligations	$148,232	$148,135	$194,248	$195,920
Municipal obligations	27,478	27,881	21,641	22,345
Corporate debt:
Short to medium term corporate debt	30,607	31,539	27,112	28,352
Pooled trust preferred securities	21,182	17,590	24,229	16,849
Individual trust preferred securities	9,340	8,459	9,322	7,977
Mortgage-backed securities:
Agency	179,412	180,076	93,248	95,055
Agency Collateralized Mortgage Obligations (“CMOs”)	8,124	8,262	10,357	10,630
CMOs – non agency	59,848	59,140	63,295	60,803

Total held to maturity investments	$484,223	$481,082	$443,452	$437,931

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

	Less than 12 months of unrealized losses		Greater than 12 months of unrealized losses		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Available for Sale Investments
Mutual funds – ARM mortgages	$—	$—	$5,242	$258	$5,242	$258
Held to Maturity Investments
U.S. Government and agency obligations	86,742	862	—	—	86,742	862
Municipal obligations	10,668	116	—	—	10,668	116
Corporate debt	9,167	69	—	—	9,167	69
Pooled trust preferred securities	431	124	8,129	6,516	8,560	6,640
Individual trust preferred securities	—	—	5,109	1,020	5,109	1,020
Non agency CMO’s	104	31	19,915	2,977	20,019	3,008
Mortgage-backed securities	101,292	1,326	22	1	101,314	1,327

Totals	$208,404	$2,528	$38,417	$10,772	$246,821	$13,300

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Other-Than-Temporary- Impairment

Securities with a remaining carrying value as of March 31, 2011 that have incurred OTTI charges are summarized as follows:

Security	Unadjusted Carrying Value	OTTI Charge to earnings	OTTI Charge to OCI	3/31/11 Carrying Value	3/31/11 Fair Value
Pooled trust preferred security	$48,857	$19,904	$20,718	$8,236	$11,016

The following chart shows the balance of other comprehensive income charges related to fair value:

Pooled trust preferred securities
Balance at June 30, 2010	$19,868
Total losses – realized/unrealized	3,046
Included as a charge to earnings	(2,197)
Change to other comprehensive income	—

Balance at March 31, 2011	$20,717

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

NOTE 9. GOODWILL AND MARKET VALUATION

Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $9.75 per share at March 31, 2011, which is below the book value of $16.31 at such date. The difference between the market value and the book value at March 31, 2011 is primarily related to the significant deterioration in the financial markets, a weakening economy and a near global credit crisis. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

NOTE 10. EARNINGS PER SHARE (“EPS”)

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Numerator for basic and diluted EPS:
Net income	$1,947	$1,354	$6,011	$4,356
Less: Preferred stock dividend	397	397	1,191	1,191

Net income to common stockholders	$1,550	$957	$4,820	$3,165

Denominator:
Weighted average shares for basic EPS	5,582,407	5,527,818	5,547,111	5,461,373
Effect of dilutive stock options	2,808	—	1,369	—

Weighted average shares for dilutive EPS	5,585,215	5,527,818	5,548,480	5,461,373

Net income per common share:
Basic	$0.28	$0.17	$0.87	$0.58

Diluted	$0.28	$0.17	$0.87	$0.58

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

Balance Sheet Data:

(Dollar amounts in thousands, except per share data)

	March 31,
	2011	2010
	(As Restated)	(As Restated)
Total assets	$1,800,221	$1,895,147
Loans, net	998,936	1,033,004
Interest-earning deposits and federal funds sold	160,053	152,621
Total investments	489,466	571,495
Deposits	1,480,886	1,513,442
FHLB advances	150,862	186,030
Shareholders’ equity	122,793	147,877
Book value per common share	$16.31	$21.00

Statistical Profile:

	Three Months Ended March 31, (1)		Nine Months Ended March 31, (1)
	2011	2010	2011	2010
		(As Restated)		(As Restated)
Average yield earned on all interest-earning assets	3.85%	4.20%	3.91%	4.32%
Average rate paid on all interest-bearing liabilities	1.65%	2.07%	1.74%	2.30%
Average interest rate spread	2.20%	2.13%	2.17%	2.02%
Net yield on average interest-earning assets	2.19%	2.12%	2.16%	2.07%
Other expenses to average assets	1.74%	1.67%	1.72%	1.63%
Taxes to pre-tax income	30.27%	24.40%	24.99%	10.87%
Dividend payout ratio	7.14%	29.41%	6.90%	25.86%
Return on average assets	0.43%	0.28%	0.44%	0.30%
Return on average equity	5.71%	3.51%	5.95%	3.81%
Average equity to average total assets	7.58%	8.11%	7.39%	7.99%
Dividends per share	$0.02	$0.05	$0.06	$0.15

	At March 31,
	2011	2010
	(As Restated)	(As Restated)
One year gap to total assets	9.58%	13.12%
Intangibles to total equity	22.66%	19.43%
Ratio of nonperforming loans and foreclosed real estate to total assets	1.76%	1.79%
Number of full-service offices	47	47

(1)	The applicable income and expense figures have been annualized in calculating the percentages.

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

Shareholders’ equity was $122.8 million or 6.82% of total assets at March 31, 2011. During the nine months ended March 31, 2011, shareholders’ equity increased by $4.9 million due primarily to net income of $6.0 million, offset by declaration of common and preferred stock dividends of $1.5 million. The other comprehensive loss is due primarily to non-credit related OTTI charges recognized on held to maturity investment securities. The Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury.

The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At March 31, 2011, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 6.64%, 10.37% and 11.50%, respectively. The regulatory capital ratios for Parkvale Bank at March 31, 2011 are calculated as follows:

(Dollars in 000’s)	Tier 1 Core Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Equity capital (1)	$141,001	$141,001	$141,001
Less non-allowable intangible assets	(27,829)	(27,829)	(27,829)
Less non-allowable deferred tax asset	(8,461)	(8,461)	(8,461)
Plus permitted valuation allowances (2)	—	—	12,810
Plus accumulated other comprehensive income	13,097	13,097	13,097

Total regulatory capital	117,808	117,808	130,618
Minimum required capital	71,017	45,432	90,865

Excess regulatory capital	$46,791	$72,376	$39,753

Adjusted total assets (1)	$1,775,427	$1,135,807	$1,135,807
Regulatory capital as a percentage	6.64%	10.37%	11.50%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	2.64%	6.37%	3.50%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended March 31, 2011.
(2)	Limited to 1.25% of risk adjusted total assets.

Results of Operations - Comparison of Three Months Ended March 31, 2011 and 2010:

For the three months ended March 31, 2011, net income was $1.9 million, representing a 43.8% increase compared to net income of $1.4 million for the quarter ended March 31, 2010. Income available to common shareholders, after the payment of dividends on preferred stock, was $1.6 million or $0.28 per diluted common share for the quarter ended March 31, 2011 compared to income available to common shareholders of $1.0 million or $0.17 per diluted common share for the quarter ended March 31, 2010. The $593,000 increase in income available to common shareholders for the March 31, 2011 quarter reflects a $789,000 decrease in non-cash debt security impairment charges and a $473,000 decrease in the provision for loan losses. These factors were partially offset by a $315,000 decrease in net interest income and a $408,000 increase in income tax expense, reflecting a higher level of pre-tax income.

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

Noninterest Expense:

Total noninterest expense decreased by $131,000 or 1.6% for the three months ended March 31, 2011 compared to the March 31, 2010 quarter, due to decreases of $155,000 or 4.1% of compensation and employee benefits expense, and $85,000 or 6.8% in office occupancy offset by an increase of $50,000 or 5.8% in FDIC insurance related to a higher premium rate charged by the FDIC and a $61,000 or 3.9% increase in other expenses. Annualized noninterest expense as a percentage of average assets was 1.74% for the quarter ended March 31, 2011 and 1.67% for the quarter ended March 31, 2010, reflecting lower levels of average assets during the March 2011 quarter.

Income Tax Expense:

Income tax expense for the three months ended March 31, 2011 was $845,000 compared to $437,000 for the March 2010 quarter, primarily due to a higher level of pre-tax income. The overall effective tax rates were 30.3% and 24.4% for the three months ended March 31, 2011 and 2010, respectively. The effective rates in both March 2011 and 2010 are lower than the federal statutory rate of 35.0% due to tax benefits resulting from tax-exempt instruments.

Results of Operations - Comparison of Nine Months Ended March 31, 2011 and 2010:

For the nine month period ended March 31, 2011, net income was $6.0 million compared to net income of $4.4 million for the nine month period ended March 31, 2010. After giving effect to the dividends on the preferred stock, the income available to common shareholders was $4.8 million or $0.87 per diluted common share for the nine months ended March 31, 2011 compared to income available to common shareholders of $3.2 million or $0.58 per diluted common share for the nine months ended March 31, 2010. The $1.7 million increase in income available to common shareholders for the nine months ended March 31, 2011 reflects a $2.4 million decrease in non-cash debt security impairment charges, a $2.1 million decrease in the provision for loan losses and a $521,000 increase in other non-interest income. These factors were partially offset by a $1.5 million increase in income tax expense, a $1.0 million decrease in gain on sale of assets, a $207,000 increase in FDIC insurance premiums and a $652,000 decrease in net interest income. The increase in income tax expense reflects a higher level of pre-tax income for the nine months ended March 31, 2011.

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

Net Interest Income:

Net interest income decreased to $27.2 million for the nine months ended March 31, 2011 compared to $27.8 million for the nine months ended March 31, 2010. The $652,000 or 2.3 % decrease is attributable to a net decrease of $53.5 million or 123.9% in net earning assets, offset by a 15 basis point increase in the average interest rate spread from 2.02% in 2010 to 2.17% in 2011.

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

Noninterest Expense:

Noninterest expenses increased by $237,000 or 1.0% for the nine-month period ended March 31, 2011 from the comparable period in 2010. The increase in noninterest expense is primarily attributable to a $301,000 or 6.8% increase in other expense related to increased costs associated with maintaining foreclosed real estate and a $207,000 or 8.3% increase in FDIC insurance expense. These increases were offset by a decrease of $187,000 or 1.7% in compensation and employee benefits due to a reduction in the amount of incentive compensation being accrued. Parkvale is not able to pay or accrue any cash bonuses to its five most highly compensated employees until the Series A Preferred Stock is redeemed, and other benefits are also being reduced. Office occupancy expense decreased by $177,000 or 5.1% compared to the prior period. Marketing expense increased by $18,000 or 7.6%. Annualized noninterest expenses as a percentage of average assets were 1.72% for the nine months ended March 31, 2011 compared to 1.63% for the nine months ended March 31, 2010.

Income Tax Expense:

Income tax expense for the nine months ended March 31, 2011 was $2.0 million compared to $531,000 for the previous nine months ended March 31, 2010. The $1.5 million increase is primarily due to higher pre-tax income in the current nine months, compounded by a higher level of tax valuation allowance reversals in fiscal 2010. The lower level of pre-tax income in the nine months ended March 31, 2010 was due to higher security writedowns and loan loss provisions. The effective tax rates are 25.0% and 10.9% for the nine months ended March 31, 2011 and 2010, respectively. The effective tax rate in the nine months of fiscal 2011 is lower than the statutory rate of 35% due to a tax refund, a reversal of tax valuation allowance from the sale of equity securities, and the tax benefits resulting from tax-exempt instruments. The effective tax rate in the nine months of fiscal 2010 is lower than the statutory rate of 35% primarily due to reversal of a $734,000 tax valuation allowance from the sale of preferred stock investments, combined with the tax benefits from tax-exempt instruments.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and Chief Financial Officer, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. As previously disclosed in the Notes to Unaudited Interim Consolidated Financial Statements under the heading “Restatement of Consolidated Financial Statements” included in Item 1 hereof, management along with the Company’s independent registered public accounting firm, during the course of the fiscal 2011 annual audit, identified a deficiency that represented a material weakness in internal control over the Company’s financial reporting, which resulted in a restatement of the Company’s financial statements for fiscal 2010 and 2009. As a result, Parkvale’s management, including the CEO and Chief Financial Officer, concluded that Parkvale’s disclosure controls and procedures were not effective as of March 31, 2011. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls, other than the following corrective actions which were taken in order to address the material weakness in the Company’s internal control described above. Management has evaluated the effect of the facts leading to this error and the Company’s prior conclusions of the adequacy of its internal control over financial reporting and disclosure controls and procedures reported on as part of the filings. Management is committed to maintaining effective internal control over financial reporting and has taken steps to remediate the internal control weakness, including the manual accrual related to FDIC insurance premiums.

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