Form 10-Q
period 2011-09-30
PARKVALE FINANCIAL CORP
filed 2011-11-30
CIK 820907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

COMMISSION FILE NO: 0-17411

PARKVALE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1556590
(State of incorporation)	(I.R.S. Employer Identification Number)

4220 William Penn Highway, Monroeville, Pennsylvania 15146

(Address of principal executive offices; zip code)

Registrant’s telephone number, including area code: (412) 373-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The closing sales price of the Registrant’s Common Stock on November 16, 2011 was $22.74 per share.

Number of shares of Common Stock outstanding as of November 16, 2011 was 5,582,846.

PARKVALE FINANCIAL CORPORATION

Item 1.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollar amounts in thousands, except share data)

(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Cash and noninterest-earning deposits	$16,897	$18,713
Federal funds sold	158,012	126,642

Cash and cash equivalents	174,909	145,355
Interest-earning deposits in other banks	4,363	4,463
Investment securities available for sale at fair value (cost of $5,501 at September 30, 2011 and $5,501 at June 30, 2011)	5,258	5,245
Investment securities held to maturity (fair value of $515,094 at September 30, 2011 and $531,116 at June 30, 2011)	517,813	532,189
Federal Home Loan Bank Stock, at cost	11,694	12,310
Loans, net of allowance of $18,663 at September 30, 2011 and $18,626 at June 30, 2011	965,032	983,996
Foreclosed real estate, net	7,204	9,764
Office properties and equipment, net	16,811	16,862
Goodwill	25,634	25,634
Intangible assets	1,741	1,968
Prepaid expenses and other assets	67,499	68,770

Total assets	$1,797,958	$1,806,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits	$1,488,127	$1,484,924
Advances from Federal Home Loan Bank	140,853	150,857
Term debt	20,625	21,250
Other debt	14,421	12,518
Advance payments from borrowers for taxes and insurance	4,228	7,524
Other liabilities	4,702	5,269

Total liabilities	1,672,956	1,682,342

SHAREHOLDERS’ EQUITY
Preferred stock ($1.00 par value, liquidation preference $1,000; 5,000,000 shares authorized; 31,762 shares issued)	31,762	31,762
Common stock ($1.00 par value; 10,000,000 shares authorized; 6,734,894 shares issued)	6,735	6,735
Additional paid-in capital	2,151	2,151
Treasury stock at cost (1,152,048 shares at September 30, 2011 and June 30, 2011)	(24,072)	(24,072)
Accumulated other comprehensive loss	(13,753)	(13,690)
Retained earnings	122,179	121,328

Total shareholders’ equity	125,002	124,214

Total liabilities and shareholders’ equity	$1,797,958	$1,806,556

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2011	2010
Interest Income:
Loans	$11,412	$13,047
Investments	3,324	3,670
Federal funds sold	106	122

Total interest income	14,842	16,839

Interest Expense:
Deposits	4,432	5,228
Borrowings	2,175	2,752

Total interest expense	6,607	7,980

Net interest income	8,235	8,859
Provision for loan losses	1,122	1,034

Net interest income after provision for loan losses	7,113	7,825

Noninterest Income:
Other-than-temporary impairment losses recognized in earnings	—	(3,035)
Non-credit related losses recognized in other comprehensive income	—	2,039

Net impairment losses recognized in earnings	—	(996)
Service charges on deposit accounts	1,706	1,759
Other service charges and fees	346	381
Net gain on sale of assets	—	1,172
Other	551	770

Total noninterest income	2,603	3,086

Noninterest Expense:
Compensation and employee benefits	3,563	3,928
Office occupancy	1,040	1,067
Marketing	106	84
FDIC insurance	585	894
Office supplies, telephone and postage	386	472
Other	2,151	1,605

Total noninterest expense	7,831	8,050

Income before income taxes	1,885	2,861
Income tax expense	525	638

Net income	1,360	2,223
Less: Preferred stock dividend	397	397

Income to common shareholders	$963	$1,826

Net income per common basic share	$0.17	$0.33
Net income per common diluted share	$0.17	$0.33

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Three months ended September 30,
	2011	2010
Cash flows from operating activities:
Interest received	$16,044	$17,438
Loan fees received	26	159
Other fees and commissions received	2,334	2,635
Interest paid	(6,668)	(7,864)
Cash paid to suppliers and others	(6,841)	(3,992)
Income taxes paid	—	(328)

Net cash provided by operating activities	4,895	8,048

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	603	50,705
Proceeds from maturities of investment securities	100,618	97,493
Purchase of investment securities held to maturity	(87,586)	(111,143)
Maturity (purchase) of deposits in other banks	101	(5,075)
Principal collected on loans	68,213	64,344
Loans made to customers, net of loans in process	(47,795)	(48,312)
Other	(166)	(66)

Net cash provided by investing activities	33,988	47,946

Cash flows from financing activities:
Net increase in checking and savings accounts	9,902	15,094
Net (decrease) in certificates of deposit	(6,699)	(22,685)
Repayment of FHLB advances	(10,004)	(10,007)
Net increase (decrease) in other borrowings	1,903	(2,017)
Repayment of term debt	(625)	(625)
Net (decrease) in borrowers’ advances for taxes and insurance	(3,296)	(3,214)
Dividends paid	(510)	(673)

Net cash (used in) financing activities	(9,329)	(24,127)

Net increase in cash and cash equivalents	29,554	31,867
Cash and cash equivalents at beginning of period	145,355	153,509

Cash and cash equivalents at end of period	$174,909	$185,376

	Three months ended September 30,
	2011	2010
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,360	$2,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444	442
(Accretion) and amortization of loan fees and discounts	636	(34)
Loan fees collected and deferred	(16)	(1)
Provision for loan losses	1,122	1,034
Net writedown (gain) on sale of securities	—	(176)
Decrease in accrued interest receivable	503	612
Decrease in other assets	768	665
(Decrease) increase in accrued interest payable	(56)	173
Increase in other liabilities	134	3,110

Total adjustments	3,535	5,825

Net cash provided by operating activities	$4,895	$8,048

For purposes of reporting cash flows, cash and cash equivalents include cash and noninterest earning deposits, and federal funds sold. Generally, federal funds are sold for one-day periods. Loans transferred to foreclosed assets aggregated $1.0 million for the three months ended September 30, 2011 and $2.5 million for the three months ended September 30, 2010, and is included in the principal collected on loans component of the consolidated statements of cash flows. Loans were transferred to foreclosed assets at the lesser of their carrying value or indicated fair value, less costs to sell.

PARKVALE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance, June 30, 2011	$31,762	$6,735	$2,151	($24,072)	($13,690)	$121,328	$124,214
Net income, three months ended September 30, 2011						1,360	1,360
Accumulated other comprehensive loss:
Change in swap liability					(59)
Change in unrealized loss on securities, net of deferred tax benefit of ($1)					(4)		(63)

Comprehensive income							1,297
Dividends declared on common stock at $0.02 per share						(112)	(112)
Dividends on preferred stock						(397)	(397)

Balance, September 30, 2011	$31,762	$6,735	$2,151	($24,072)	($13,753)	$122,179	$125,002

Balance, June 30, 2010	$31,762	$6,735	$2,734	($25,193)	($13,413)	$115,248	$117,873
Net income, three months ended September 30, 2010						2,223	2,223
Accumulated other comprehensive loss:
Change in swap liability					(238)
Change in unrealized loss on securities, net of deferred tax benefit of ($374)					(1,068)
Reclassification adjustment, net of taxes of $40					114		(1,192)

Comprehensive income							1,031
Dividends declared on common stock at $0.02 per share						(110)	(110)
Dividends on preferred stock						(397)	(397)

Balance, September 30, 2010	$31,762	$6,735	$2,734	($25,193)	($14,605)	$116,964	$118,397

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share data)

NOTE 1. STATEMENTS OF OPERATIONS

The statements of operations for the three months ended September 30, 2011 and 2010 are unaudited, but in the opinion of management reflect all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the results of operations for those periods. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. The Annual Report on Form 10-K for the year ended June 30, 2011 contains additional information and should be read in conjunction with this report.

NOTE 2. RECLASSIFICATION

Certain amounts in prior period’s financial statements have been reclassified to conform to the current period presentation. The reclassifications had no significant effect on Parkvale’s financial condition or results of operations.

NOTE 3. SUBSEQUENT EVENTS

The Corporation evaluated and disclosed all material subsequent events that provide evidence about conditions that existed as of September 30, 2011 through the date the consolidated financial statements were filed with the Securities and Exchange Commission.

NOTE 4. LOANS AND THE ALLOWANCE FOR LOAN LOSS

Loans are summarized as follows:

	September 30, 2011	June 30, 2011
Mortgage loans:
1-4 family	$603,561	$615,884
Commercial	156,764	162,533

Total mortgage loans	760,325	778,417
Consumer loans:
Home equity	146,631	146,728
Automobile	24,908	26,684
Other consumer	10,105	9,800

Total consumer loans	181,644	183,212
Commercial business loans	40,940	40,120

Total gross loans	982,909	1,001,749

Less: Loans in process	63	—
Allowance for loan losses	18,663	18,626
Unamortized premiums and deferred loan fees	(849)	(873)

Loans, net	$965,032	$983,996

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

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if a pattern of consistent principal and interest payments under the modified terms is demonstrated after modification. Loans classified as troubled debt restructurings are designated as impaired. Loans are considered for removal from troubled debt restructuring status when they have consistently met their modified obligations for an extended period of time, generally more than six months.

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

Commercial business loans are primarily short term facilities extended to small businesses and professionals located within the communities served by Parkvale, and are generally secured by business assets of the borrower. The commercial business loans that we originate may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans:
1-4 family	$570,036	$6,613	$26,912	$—	$603,561
Commercial	149,685	1,079	6,000	—	156,764
Consumer loans:
Home equity	145,369	—	1,262	—	146,631
Automobile	24,618	—	290	—	24,908
Other consumer	10,053	—	9	43	10,105
Commercial business loans	37,847	1,158	1,935	—	40,940

Total	$937,608	$8,850	$36,408	$43	$982,909

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
Mortgage loans:
1-4 family	$585,505	$7,673	$22,706	$—	$615,884
Commercial	153,931	1,090	7,512	—	162,533
Consumer loans:
Home equity	145,601	—	1,127	—	146,728
Automobile	26,378	—	306	—	26,684
Other consumer	9,773	—	26	1	9,800
Commercial business loans	37,014	1,177	1,929	—	40,120

Total	$958,202	$9,940	$33,606	$1	$1,001,749

Pass-rated loans consist of facilities that do not currently expose the Bank to sufficient risk to warrant classifications. Special mention loans have potential weaknesses requiring management’s close attention that, if uncorrected, may result in deterioration of the repayment prospects. Substandard loans have a well-defined weakness that jeopardizes liquidation of the debt, and includes loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Doubtful loans have all the weaknesses inherent with substandard facilities with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table presents nonaccrual loans by class of the loan portfolio:

	September 30, 2011	June 30, 2011
Mortgage loans:
1-4 family	$25,554	$22,058
Commercial	5,215	1,457
Consumer loans:
Home equity	850	700
Automobile	200	196
Other consumer	66	14
Commercial business loans	1,484	1,271

Total nonaccrual loans	33,369	25,696
Less: in-place reserves	(4,225)	(4,214)

Total nonaccrual loans, net of in-place reserves	$29,144	$21,482

The following table summarizes information regarding impaired loans by loan portfolio class as of or for the quarter ended September 30, 2011:

	Net Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
1-4 family	$3,811	$3,811	$—	$3,816	$34
Commercial	—	—	—	—	—
Consumer loans:
Home equity	—	—	—	—	—
Automobile	—	—	—	—	—
Other consumer	—	—	—	—	—
Commercial business loans	768	768	—	783	—

With an allowance recorded:
Mortgage loans:
1-4 family	$15,872	$21,573	$5,701	$21,579	$57
Commercial	545	836	291	836	1
Consumer loans:
Home equity	358	511	153	517	8
Automobile	79	189	110	196	2
Other consumer	—	23	23	23	—
Commercial business loans	—	—	—	—	—
Total:

Mortgage loans:
1-4 family	$19,683	$25,384	$5,701	$25,395	$91
Commercial	545	836	291	836	1
Consumer loans:
Home equity	358	511	153	517	8
Automobile	79	189	110	196	2
Other consumer	—	23	23	23	—
Commercial business loans	768	768	—	783	—

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table summarizes information regarding impaired loans by loan portfolio class as of or for the year ended June 30, 2011:

	Net Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
1-4 family	$3,820	$3,820	$—	$3,819	$154
Commercial	—	—	—	—	—
Consumer loans:
Home equity	—	—	—	—	—
Automobile	—	—	—	—	—
Other consumer	—	—	—	—	—
Commercial business loans	798	798	—	1,143	—
With an allowance recorded:
Mortgage loans:
1-4 family	$16,050	$21,630	$5,580	$21,602	$264
Commercial	1,259	1,855	596	1,930	53
Consumer loans:
Home equity	405	570	165	593	32
Automobile	111	226	115	249	9
Other consumer	—	26	26	26	—
Commercial business loans	—	—	—	—	—

Total:
Mortgage loans:
1-4 family	$19,870	$25,450	$5,580	$25,421	$418
Commercial	1,259	1,855	596	1,930	53
Consumer loans:
Home equity	405	570	165	593	32
Automobile	111	226	115	249	9
Other consumer	—	26	26	26	—
Commercial business loans	798	798	—	1,143	—

At September 30, 2011, modifications have been performed on 168 1-4 family mortgage loans totaling $29,575. Of the aggregate $29,575, 129 modifications totaling $20,441 relate primarily to extension of maturity dates and extension of interest-only payment periods of thirty-six months or less. Of the aggregate $29,575, 39 modifications totaling $9,134 were determined to be Troubled Debt Restructurings (TDR). The discounted cash flows related to these TDRs were analyzed and the appropriate reserves have been established at September 30, 2011. Of the 129 loan modifications, 113 loans totaling $18,286 are performing at September 30, 2011. Of the 39 TDRs, 28 loans totaling $6,424 are performing at September 30, 2011. At June 30, 2011, modifications were performed on 174 1-4 family mortgage loans totaling $31,500. Of the aggregate $31,500 modifications at June 30, 2011, 45 modifications totaling $11,300 were determined to be Troubled Debt Restructurings. The following is a summary of the composition of total TDRs:

	September 30, 2011	June 30, 2011
Accruing:
Performing	$6,424	$9,400
Non-performing	—	—
Non-accrual	2,710	1,900

	$9,134	$11,300

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The recorded loan loss reserves for performing TDRs was $881 and $1,136 at September 30, 2011 and June 30, 2011, respectively, and the recorded loan loss reserves for non-accrual TDRs was $327 and $508 at September 30, 2011 and June 30, 2011, respectively. All TDRs were classified as substandard at September 30, 2011 and June 30, 2011.

The majority of TDRs are the result of interest rate concessions for periods ranging from 12-36 months, interest-only payments for periods ranging from 12-36 months, reduction in amortizing payments due as a result of temporary rate reductions, and/or capitalization of amounts related to past due interest or escrow payments. The following table summarizes information in regards to troubled debt restructurings at September 30, 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
1-4 family mortgage	39	$9,168	$9,249

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Within Previous 12 Months
That Subsequently Defaulted
1-4 family mortgage	11	$2,710

There were no loan modifications during the three months ended September 30, 2011 and as such there was no impact during the quarter on the provision for loan losses. A troubled debt restructuring is considered to be in default when a restructured loan is 90 days or more past due. For the three months ended September 30, 2011, there were no loans restructured within the preceding twelve months that were considered to be in default. There is no additional commitment on part of the Corporation to provide lending to borrowers whose loans have been classified as a troubled debt restructuring.

The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
Mortgage loans:
1-4 family	$4,675	$4,146	$25,554	$34,375	$569,186	$603,561	$—
Commercial	1,996	5	5,215	7,216	149,548	156,764	—
Consumer loans:
Home equity	418	296	897	1,611	145,020	146,631	—
Automobile	278	59	205	542	24,366	24,908	—
Other consumer	52	5	53	110	9,995	10,105	—
Commercial business loans	121	59	1,484	1,664	39,276	40,940	—

Total	$7,540	$4,570	$33,408	$45,518	$937,391	$982,909	$—

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans Receivable > 90 Days and Accruing
Mortgage loans:
1-4 family	$8,670	$4,297	$22,058	$35,025	$580,859	$615,884	$—
Commercial	4,506	163	1,457	6,126	156,407	162,533	—
Consumer loans:
Home equity	687	360	700	1,747	144,981	146,728	—
Automobile	249	59	196	504	26,180	26,684	—
Other consumer	54	9	14	77	9,723	9,800	—
Commercial business loans	325	230	1,271	1,826	38,294	40,120	—

Total	$14,491	$5,118	$25,696	$45,305	$956,444	$1,001,749	$—

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

The following table presents the allowance for loan losses and recorded investment in financing receivables at September 30, 2011:

	1-4 family Mortgage	Commercial Mortgage	Home Equity	Automobile	Other Consumer	Commercial Business Loans	Total
Allowance for Loan Losses:
Beginning balance at June 30, 2011:	$9,336	$4,216	$1,750	$965	$188	$2,171	$18,626
Charge-offs	(583)	(461)	(8)	(5)	(50)	(1)	(1,108)
Recoveries	18	—	3	2	—	—	23
Provisions	853	—	156	—	61	52	1,122
Ending balance at September 30, 2011	$9,624	$3,755	$1,901	$962	$199	$2,222	$18,663
Ending balance: individually evaluated for impairment	$5,701	$291	$153	$110	$23	$—	$6,278
Ending balance: collectively evaluated for impairment	$3,923	$3,464	$1,748	$852	$176	$2,222	$12,385
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—
Recorded Investment:
Ending balance	$603,561	$156,764	$146,631	$24,908	$10,105	$40,940	$982,909
Ending balance: individually evaluated for impairment	$25,384	$836	$511	$189	$23	$768	$27,711
Ending balance: collectively evaluated for impairment	$578,177	$155,928	$146,120	$24,719	$10,082	$40,172	$955,198

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following summarizes the allowance for loan loss activity for the three month period ended September 30, 2010:

Beginning balance	$19,209
Provision for losses – mortgage loans	1,002
Provision for losses – consumer loans	32
Loans recovered	28
Loans charged off	(647)

Ending balance	$19,624

NOTE 5. COMPREHENSIVE INCOME

Sources of comprehensive income (loss) not included in net income are unrealized gains and losses on certain investments in equity securities, mortgage-backed securities, corporate debt and swaps on interest rate contracts. For the three months ended September 30, 2011 and 2010, total comprehensive income amounted to $1,297 and $1,031, respectively.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

US GAAP requires a hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. This hierarchy requires the use of observable market data when available. The three broad levels of hierarchy are as follows:

Level I –	Quoted prices are available in the active markets for identical assets or liabilities as of the measurement date.

Level II –	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III –	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Level III valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Equity securities in the available-for-sale (“AFS”) security portfolio are measured at fair value using quoted market prices and classified within Level I of the valuation hierarchy. Mutual funds in the available-for-sale security portfolio are measured at fair value using Level II valuation hierarchy. Interest rate swaps are priced using other similar financial instruments and are classified as Level II.

Financial Instruments – Measured on a recurring basis

	September 30, 2011				June 30, 2011
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Available for sale securities:
Common Equities	$1	$—	$—	$1	$1	$—	$—	$1
Mutual Fund – ARM mortgages	—	5,257	—	5,257	—	5,244	—	5,244
Interest rate swaps	—	588	—	588	—	539	—	539

Total	$1	$5,845	$—	$5,846	$1	$5,783	$—	$5,784

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2011. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by the reporting entity based on the best information available under each circumstance, the asset valuation is classified as Level III inputs. Pooled trust preferred securities and impaired loans are measured using Level III valuation hierarchy. Our pooled trust preferred securities are collateralized by the trust preferred securities of individual banks, thrifts and bank holding companies, and to a lesser extent, insurance companies. There has been little or no active trading in these securities for approximately twenty-four months; therefore it was more appropriate to determine estimated fair value using a discounted cash flow analysis. The discount rate applied to the cash flows is determined by evaluating the current market yields for comparable corporate and structured credit products along with an evaluation of the risks associated with the cash flows of the comparable security. Due to the fact that there is no active market for the pooled trust preferred collateralized debt obligations, one key reference point is the market yield for the single issue trust preferred securities issued by banks and thrifts for which there is more activity than for the pooled securities. Adjustments are then made to reflect the credit and structural differences between these two security types.

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

	Level I	Level II	Level III	Total
Assets Measured on a Nonrecurring Basis:
OTTI – Held to maturity trust preferred securities	—	—	$10,204	$10,204
Impaired loans	—	—	21,433	21,433
Impaired foreclosed real estate	—	1,840	—	1,840

Impaired loans measured or re-measured at fair value on a nonrecurring basis had a carrying amount of $27,711 and an allocated allowance for loan losses of $6,278 at September 30, 2011. The allocated allowance is based on a fair value of $21,433 and considers costs to sell. The carrying value of the foreclosed real estate was $2,366 with an allowance of $526 at September 30, 2011, and the charge to earnings during the quarter ended September 30, 2011 related to impaired foreclosed real estate was $57.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Impaired loans measured or re-measured at fair value on a nonrecurring basis had a carrying amount of $28,925 and an allocated allowance for loan losses of $6,482 at June 30, 2011. The allocated allowance is based on a fair value of $22,443 and considers costs to sell. The carrying value of the foreclosed real estate was $4,216 with an allowance of $722 at June 30, 2011.

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

Interest-Earning Deposits in Other Banks

Accrued interest

Cash Surrender Value (CSV) of Bank Owned Life Insurance (BOLI)

Checking, savings and money market accounts

The following methods and assumptions were used to estimate the fair value of other classes of financial instruments as of September 30, 2011 and June 30, 2011.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table presents additional information about financial assets and liabilities measured at fair value:

	September 30, 2011		June 30, 2011
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Financial Assets:
Cash and non-interest-earning deposits	$16,897	$16,897	$18,713	$18,713
Federal funds sold	158,012	158,012	126,642	126,642
Interest-earning deposits in other banks	4,363	4,363	4,463	4,463
Investment securities available for sale	5,258	5,258	5,245	5,245
Investment securities held to maturity	515,094	517,813	531,116	532,189
FHLB stock	11,694	11,694	12,310	12,310
Loans receivable	1,025,150	982,909	1,033,775	1,001,749
Accrued interest receivable	5,748	5,748	7,489	7,489
Cash surrender value of BOLI	26,625	26,625	26,356	26,356

Financial Liabilities:
Checking, savings and money market accounts	$753,417	$753,417	$743,021	$743,021
Certificates of deposit	756,486	734,710	762,128	741,903
Advances from Federal Home Loan Bank	159,731	140,853	168,725	150,857
Term debt	21,213	20,625	21,789	21,250
Commercial investment agreements	13,700	14,421	11,893	12,518
Interest rate swap	588	588	539	539
Accrued interest payable	790	790	847	847
Off-balance sheet loan commitments	$70	$—	$126	$—

NOTE 7. INVESTMENT SECURITIES

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

At September 30, 2011 and June 30, 2011, the Bank’s FHLB stock totaled $11,694 and $12,310, respectively. The Bank accounts for the stock based on U.S. GAAP, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

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

In October 2010, the FHLB initiated a repurchase program based on outstanding excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding. Based on this evaluation, the FHLB repurchased 5% of our capital stock on a quarterly basis since the fourth quarter of 2010. Future repurchases of excess capital stock will be determined on a quarterly basis. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Corporation concluded that the par value was ultimately recoverable and no impairment charge was recognized at September 30, 2011.

At September 30, 2011 and June 30, 2011, the following comprises Parkvale’s investment portfolio:

Available for Sale Investments	September 30, 2011		June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Mutual Funds – ARM mortgages	$5,500	$5,257	$5,500	$5,244
Common equities	1	1	1	1

Total available for sale investments	$5,501	$5,258	$5,501	$5,245

Held to Maturity Investments	September 30, 2011		June 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government and agency obligations	$166,857	$167,885	$172,053	$172,937
Municipal obligations	23,885	25,103	26,445	27,247
Corporate debt:
Short to medium term corporate debt	29,472	29,800	32,501	33,343
Pooled trust preferred securities	20,901	16,039	20,921	17,759
Individual trust preferred securities	9,351	8,500	9,345	8,842
Mortgage – backed securities:
Agency	190,709	195,136	201,655	203,703
Agency Collateralized Mortgage Obligations (“CMOs”)	23,256	23,667	12,553	12,884
CMOs – non agency	53,382	48,964	56,716	54,401

Total held to maturity investments	$517,813	$515,094	$532,189	$531,116

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, is included in the table below. Expected maturities will differ from contractual maturities because the borrowers may have the right to call or prepay the obligation.

	Amortized Cost	Fair Value
Due in one year or less	$6,291	$6,417
Due after one year through five years	68,614	70,064
Due after five years through ten years	199,236	202,112
Due after ten years	243,672	236,501

Total Debt Securities	$517,813	$515,094

Liquidity concerns in the financial markets have made it difficult to obtain reliable market quotations on some infrequently traded securities that are held to maturity. Corporate debt has been valued using financial models permitted by guidance in ASC 820 for Level III (see Fair Value Note) assets as active markets did not exist at September 30, 2011 and June 30, 2011 to provide reliable market quotes. The assets included in Level III pricing relate to pooled trust preferred securities. The trust preferred market has been severely impacted by the deteriorating economy and the lack of liquidity in the credit markets.

The unrealized losses on investments are primarily the result of volatility in interest rates, changes in spreads over treasuries and certain investments falling out of favor with investors due to illiquidity in the financial markets. Based on the credit-worthiness of the issuers and discounted cash flow analyses, management determined that the remaining investments in debt and equity securities were not other-than-temporarily impaired at September 30, 2011. The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011:

	Less than 12 months of unrealized losses		Greater than 12 months of unrealized losses		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Available for Sale Investments
Mutual funds – ARM mortgages	$—	$—	$4,722	$278	$4,722	$278

Held to Maturity Investments
U.S. Government and agency obligations	44,945	143	—	—	44,945	143
Corporate debt	13,671	289	—	—	13,671	289
Pooled trust preferred securities	2,929	467	5,836	7,055	8,765	7,522
Individual trust preferred securities	—	—	4,784	1,357	4,784	1,357
Non agency CMOs	20,595	2,251	10,340	3,316	30,935	5,567
Mortgage – backed securities	21,136	134	9,904	65	31,040	199

Totals	$103,276	$3,284	$35,586	$12,071	$138,862	$15,355

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table represents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011:

	Less than 12 months of unrealized losses		Greater than 12 months of unrealized losses		Total
	Fair Value	Unrealized loss	Fair Value	Unrealized loss	Fair Value	Unrealized loss
Available for Sale Investments
Mutual funds – ARM mortgages	$—	$—	$4,723	$278	$4,723	$278

Held to Maturity Investments
U.S. Government and agency obligations	33,817	218	—	—	33,817	218
Municipal obligations	4,535	4	—	—	4,535	4
Corporate debt	7,021	31	—	—	7,021	31
Pooled trust preferred securities	463	92	6,395	6,520	6,858	6,612
Individual trust preferred securities	—	—	5,419	716	5,419	716
Non agency CMOs	18,437	1,197	16,254	2,722	34,691	3,919
Mortgage-backed securities	69,422	497	7	1	69,429	498

Totals	$133,695	$2,039	$32,798	$10,237	$166,493	$12,276

Available for sale investments.

Mutual Funds. Parkvale has investments in two adjustable rate mortgage mutual funds with an aggregate amortized cost of $5,501 at September 30, 2011. The larger of the two investments, which had a fair value of $4,722 at September 30, 2011, has had an unrealized loss in excess of one year of $278 at September 30, 2011 and at June 30, 2011. Parkvale evaluated the near-term prospects of the issuer of the mutual fund in relation to the severity and duration of the impairment. Based on this evaluation and Parkvale’s ability to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, Parkvale does not consider the remaining value of this investment to be other-than-temporarily impaired at September 30, 2011.

Common Equities. At September 30, 2011, Parkvale had investments in two different common equities, which had an aggregate amortized cost of $1 and an aggregate fair value of $1 at September 30, 2011 and at June 30, 2011.

Held to maturity securities.

U.S. Government and Agency Obligations. At September 30, 2011, the $167,885 fair value of Parkvale’s investments in U.S. Government and Agency obligations was greater than the $166,857 book value of such investments. Certain of these investments show unrealized losses of less than one year of $143 at the balance sheet date. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the face value of the investment. Parkvale intends to hold these securities to the contractual maturity of such investments, and it is more likely than not that Parkvale will not be required to sell the investments before recovery of its amortized cost.

Trust Preferred Securities. Trust preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity. Most of the Corporation’s investments in trust preferred securities are of pooled issues, each made up of 16 or more non-defaulted companies with geographic and size diversification. Unless otherwise noted, the Corporation’s pooled trust preferred securities are substantially secured by bank and thrift holding companies (approximately 85% in the aggregate) and by insurance companies

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

(approximately 15% in the aggregate). No single company represented more than 5% of any individual pooled offering at the time of purchase. While certain companies are in more than one pool, no single company represents more than a 5% interest in the aggregate pooled investments. The pooled trust preferred investments were all investment grade at purchase with an initial average investment grade rating of A. As a result of the overall credit market and the number of underlying issuers deferring interest payments, as well as issuers defaulting, the rating agencies have downgraded the securities to below investment grade as of September 30, 2011. All of these investments are classified as held to maturity.

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

A significant portion of the Corporation’s unrealized losses relate primarily to investments in trust preferred securities, which consist of single issuer and pooled securities. The portfolio of trust preferred collateralized debt obligations consists of 16 pooled issues and 8 single issuer securities. The single issuer securities are primarily from Pennsylvania regional banks. Investments in pooled securities are primarily mezzanine tranches, except for 1 investment in a senior tranche, and are secured by over-collateralization or default protection provided by subordinated tranches.

At September 30, 2011, the 16 pooled trust preferred securities have an amortized cost basis of $20,901 and an estimated fair value of $16,039, while the single-issuer trust preferred securities have an amortized cost basis of $9,351 and an estimated fair value of $8,500. The net unrealized losses on the trust preferred securities at September 30, 2011, which aggregated $4,862 on the pooled securities and $851 on the individual securities, are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

At September 30, 2011, as permitted by the debt instruments, there are 11 pooled trust preferred securities with an amortized cost basis of $7,982 that have for one reason or another chosen to defer payments. Interest payments aggregating $465 have been capitalized to the balance of the securities as permitted by the underlying trust agreement, and interest payments aggregating $2,438 have been deferred since the respective securities began to defer payments. Deferred payments are not included in interest income. Interest payments totaling $176 were deferred during the quarter ended September 30, 2011, and no payments were capitalized during the quarter.

Contractual terms of the investments do not permit debtors to settle the security at a price less than the face value of the investments and as such, it is expected that the remaining trust preferred securities will not be settled at a price less than the current carrying value of the investments. The Corporation has concluded from detailed cash flow analysis performed as of September 30, 2011 that it is probable that all contractual principal and interest payments will be collected on all of its single-issuer and pooled trust preferred securities, except for those on which OTTI was recognized on the pooled trust preferred securities.

Because Parkvale has the ability and intent to hold the investments until a recovery of fair value, which may be maturity, and it is more likely than not that Parkvale will not be required to sell the investments before recovery of its amortized cost, Parkvale does not consider the remaining value of these assets to be other-than-temporarily impaired at September 30, 2011. However, continued interest deferrals and/or insolvencies by participating issuers could result in a further writedown of one or more of the trust preferred investments in the future.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

The following table provides information relating to the Corporation’s trust preferred securities as of September 30, 2011.

Deal	Note Class	Par Value	Book Value	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	# of Issuers	Actual Default % (1)	Actual Deferral % (1) (2)	Expected Defaults (% of performing collateral) (3)	Excess Subordination (as a % of performing collateral) (4)
Pooled Investments
P1	C1	5,000	350	780	430	C	67	1.0%	21.5%	13.0%	0.0%
P2	A2A	5,000	2,035	2,084	49	CCC-	63	3.6%	20.0%	16.5%	11.2%
P3	C1	4,592	734	1,021	287	C	71	3.4%	7.1%	13.2%	0.0%
P4	C1	5,058	354	982	628	C	62	0.3%	9.5%	12.3%	0.0%
P5	C1	5,023	151	386	235	C	81	3.6%	20.7%	14.3%	0.0%
P6	C1	3,075	31	151	120	C	68	2.5%	19.6%	14.0%	0.0%
P8	C	3,219	129	318	189	C	48	1.2%	17.9%	11.4%	0.0%
P9	B	2,008	80	513	433	Ca	54	2.8%	24.7%	11.7%	0.0%
P10	B1	5,000	4,887	2,224	(2,663)	CCC	22	0.0%	12.3%	11.5%	7.1%
P11	Mezz	1,500	555	469	(86)	C	16	22.7%	25.5%	7.6%	0.0%
P12	B2	1,000	288	254	(34)	C	33	14.7%	16.3%	10.3%	0.0%
P13	B	3,909	3,759	860	(2,899)	C	43	15.4%	17.3%	12.4%	0.0%
P14	A1	4,550	4,244	2,752	(1,492)	CCC	48	20.9%	7.4%	13.0%	30.2%
P15	B	5,000	1,465	1,240	(225)	C	34	25.5%	13.3%	16.2%	0.0%
P16	C1	5,000	1,089	966	(123)	C	43	18.2%	11.7%	9.0%	0.0%
P17	C1	5,000	750	1,039	289	C	42	18.5%	18.8%	9.4%	0.0%

Subtotal	16	63,934	20,901	16,039	(4,862)

Single Issuer Investments
S1	N/A	1,000	933	620	(313)	BB+	1	0.0%	0.0%	0.0%
S2	N/A	2,000	1,971	1,236	(735)	BB+	1	0.0%	0.0%	0.0%
S3	N/A	3,000	2,788	2,523	(265)	A-	1	0.0%	0.0%	0.0%
S4	N/A	500	449	405	(44)	BB-	1	0.0%	0.0%	0.0%
S5	N/A	1,000	1,005	1,214	209	NR	1	0.0%	0.0%	0.0%
S6	N/A	700	709	821	112	NR	1	0.0%	0.0%	0.0%
S7	N/A	529	496	540	44	B+	1	0.0%	0.0%	0.0%
S8	N/A	1,000	1,000	1,141	141	BB+	1	0.0%	0.0%	0.0%

Subtotal	8	9,729	9,351	8,500	(851)

Grand total of Trust Preferred holdings		73,663	30,252	24,539	(5,713)

The above listings do not include 7 trust preferred investments written off in previous quarters.

Notes:

(1)	As a percentage of the total collateral.
(2)	Includes deferrals that have not paid current interest payments as permitted by the debt instruments.
(3)	Expected defaults are determined by an analysis of each security.
(4)	Excess subordination measures the performing collateral coverage of the outstanding liabilities (as a % of performing collateral).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Non agency CMOs. The non agency CMO securities of $53,382 at September 30, 2011 are supported by underlying collateral that was originated as follows:

Year originated	Amortized Cost	Fair Value
2003	$16,565	$17,207
2004	24,727	21,488
2005	3,006	3,046
2007	5,350	3,777
2008	3,734	3,446

	$53,382	$48,964

The non agency CMO portfolio at September 30, 2011 contains investments that were all rated AAA at the time of purchase. The amortized cost and fair value by their latest investment rating at September 30, 2011 is as follows:

	Amortized Cost	Fair Value
AAA/Aaa by Moody’s, S&P, or Fitch	$9,605	$9,919
AA/Aa by Moody’s or S&P	10,329	9,425
A by Moody’s or S&P	5,231	5,273
Baa by Moody’s	8,352	8,491
BB/Ba Moody’s or S&P	14,398	12,063
B by Fitch	2,935	2,296
CCC by Fitch	2,415	1,481
D by S&P	117	16

	$53,382	$48,964

To date, with the exception of one security with an amortized cost of $117, all such securities have made scheduled payments of principal and interest on a timely basis with additional collateral provided by support tranches in these structured debt obligations. OTTI charges of $1,800 were recognized in prior periods regarding the security for which scheduled payments were not received.

General. At September 30, 2011, Parkvale has unrealized losses that are greater than one year aggregating $11,793 on held to maturity securities. These unrealized losses over one year relate primarily to investments in pooled and individual trust preferred securities and non-agency CMOs as detailed in the preceding tables. The unrealized losses relate to illiquidity and the uncertainty affecting these markets, interest rate changes, higher spreads to treasuries at September 30, 2011 compared to the purchase dates and concerns of future bank failures. Pooled trust preferred securities with unrealized losses for more than 12 months relate to 3 pooled trust preferred securities aggregating $12,891, representing $5,836 of fair value with $7,055 of unrealized losses. Individual trust preferred securities with unrealized losses for more than 12 months relate to 4 individual securities aggregating $6,141, representing $4,784 of fair value with $1,357 of unrealized losses.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

Other-Than-Temporary- Impairment

Securities with a remaining carrying value as of September 30, 2011 that have incurred OTTI charges are summarized as follows:

Security	Unadjusted Carrying Value	OTTI Charge to Earnings	OTTI Charge to OCI	9/30/11 Carrying Value	9/30/11 Fair Value
Pooled trust preferred security	$48,867	$20,021	$20,836	$8,010	$10,204

The following chart shows the balance of other comprehensive income charges related to fair value:

Pooled trust preferred securities
Balance at June 30, 2011	$20,836
Total losses – realized/unrealized	—
Included as a charge to earnings	—
Change to other comprehensive income	—

Balance at September 30, 2011	$20,836

The following table displays the cumulative credit component of OTTI charges recognized in earnings on debt securities for which a portion of an OTTI is recognized in other comprehensive income at September 30, 2011:

Pooled trust preferred securities
Balance at June 30, 2011	$20,021
Addition for the credit component on debt securities in which OTTI was not previously recognized	—

Balance at September 30, 2011	$20,021

There were no OTTI charges recognized during the September 30, 2011 quarter. During the three months ended September 30, 2010, charges of $3,035 on OTTI investments were recognized, with $996 recognized as net impairment losses in earnings and $2,039 as the non-credit portion reflected in other comprehensive income. The September 30, 2010 quarter charges were due to OTTI of four pooled trust preferred securities. The write-downs were based on individual securities credit performance and the issuer’s ability to make its contractual principal and interest payments. Based on the credit worthiness of the issuers, management determined that the remaining investments in debt and equity securities were not other-than temporarily impaired at September 30, 2011.

NOTE 8. GOODWILL AND MARKET VALUATION

Goodwill of $25,634 shown on the Statement of Financial Condition relates to acquisitions in fiscal 2002 (Masontown) and 2005 (Advance). The operations of both acquisitions have been fully integrated into Parkvale’s operations. All of the offices and business activities of both Masontown and Advance have been retained, remain open and are performing as expected. The market price of Parkvale’s common stock was $18.40 per share at September 30, 2011, which exceeds the book value of $16.70 at such date. Goodwill is tested on an annual basis as of June 30 of each year in conjunction with the Corporation’s fiscal year end but can be tested for impairment at any time if circumstances warrant.

An independent third party was retained for the fiscal year ended June 30, 2011 to assist in determining whether an impairment of goodwill was appropriate. In a report dated July 25, 2011, the third party certified goodwill

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

non-impairment supported by a composite fair value measure based upon the outstanding acquisition offer by F.N.B. Corporation, a discounted cash flow estimate of Parkvale’s current fair value, stock market capitalization data, and a deal value to book value of tangible equity ratios observed in recent comparable banking sector merger and acquisition transactions. Anecdotal evidence for goodwill non-impairment is also shown in the strong underlying financial foundations of Parkvale’s fair value. Based on their report, management determined that goodwill was not impaired at June 30, 2011 or September 30, 2011.

NOTE 9. EARNINGS PER SHARE (“EPS”)

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30:

	2011	2010
Numerator for basic and diluted EPS:
Net Income	$1,360	$2,223
Less: Preferred stock dividend	397	397

Net income to common shareholders	963	1,826
Denominator:
Weighted average shares for basic EPS	5,582,846	5,529,211
Effect of dilutive stock options	133,563	—

Weighted average shares for dilutive EPS	5,716,409	5,529,211

Net income per common share:
Basic	$0.17	$0.33
Diluted	$0.17	$0.33

Dividends per common share	$0.02	$0.02

NOTE 10. NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Corporation is evaluating the impact of this ASU on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, to address diversity in practice concerning determining whether a restructuring constitutes a troubled debt restructuring. This update specifies that in evaluating whether a restructuring is a troubled debt restructuring (TDR), a creditor must separately conclude both that a concession has been granted by the creditor and that the debtor is experiencing financial difficulties. Also, ASU No. 2011-02 provides clarifying guidance in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. In addition, the update precludes a creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring is a TDR. These requirements are effective for the first interim or annual period beginning on or after June 15, 2011, and should

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollar amounts in thousands, except share data)

be applied retrospectively to restructurings made during the period from the beginning of the annual period of adoption to the date of adoption. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation

NOTE 11. ACQUISITION

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

Item 2.

PARKVALE FINANCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Parkvale Financial Corporation. The Corporation’s consolidated financial condition and results of operations consist almost entirely of Parkvale Bank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future. The financial statements as of and for the quarter ended September 30, 2011 are unaudited and, as such, are subject to year-end audit review.

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

The Corporation’s critical accounting policies and judgments disclosures are contained in the Corporation’s June 30, 2011 Annual Report on Form 10-K filed on September 27, 2011. Management believes that there have been no material changes since June 30, 2011. The Corporation has not substantively changed its application of the foregoing policies, and there have been no material changes in assumptions or estimation techniques used as compared to prior periods.

Under GAAP (ASC 740), a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be recognized. The term “more likely than not” is defined as greater than a 50% probability of occurrence. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecast of future income, available net operating loss carryback and carryforward, applicable tax planning strategies, and assessment of current and future economic and business conditions. The valuation allowances recorded at September 30, 2011 and 2010 were related to writedowns on equity securities that are unlikely to be offset by future capital gain income.

The Corporation periodically conducts an analysis to determine if an additional valuation allowance is required as a result of the recent losses experienced by the Corporation, and concluded that an additional valuation allowance was not necessary, largely based on our projections of future taxable income and that recent losses are not expected to have a significant long-term impact on our operating profitability. Additional positive evidence considered in our analysis was our long-term history of generating taxable income prior to the recent economic downturn; our current projections of positive taxable income for the 2011 tax year; the fact that the Corporation continued to have solid operational earnings during these loss periods; the fact that recent losses were primarily attributable to impaired investments in trust preferred securities which the Corporation stopped investing in during 2007 (these investment losses were a result of the economic downturn experienced systemically by the financial industry beginning in 2008); and the fact that the Corporation can apply the majority of its tax net operating losses in the available two-year carryback period. We concluded that the aforementioned positive evidence outweighs the negative evidence, and as a result an additional valuation allowance was not necessary at either September 30, 2011 or 2010.

Balance Sheet Data:

	September 30,
(Dollar amounts in thousands, except per share data)	2011	2010
Total assets	$1,797,958	$1,819,632
Loans, net	965,032	1,014,608
Interest-earning deposits and federal funds sold	174,909	175,209
Total investments	523,071	469,321
Deposits	1,488,127	1,480,482
FHLB advances	140,853	175,916
Shareholders’ equity	125,002	118,397
Book value per share	$16.70	$15.67

Statistical Profile:

	Three Months Ended September 30, (1)
	2011	2010
Average yield earned on all interest-earning assets	3.55%	3.95%
Average rate paid on all interest-bearing liabilities	1.58%	1.86%
Average interest rate spread	1.97%	2.09%
Net yield on average interest-earning assets	1.97%	2.08%
Other expenses to average assets	1.73%	1.74%
Taxes to pre-tax income	27.85%	22.30%
Dividend payout ratio	11.87%	6.06%
Return on average assets	0.30%	0.48%
Return on average equity	3.94%	6.68%
Average equity to average total assets	7.64%	7.18%

	At September 30,
	2011	2010
One year gap to total assets	11.14%	14.70%
Intangibles to total equity	21.90%	23.89%
Ratio of nonperforming assets to total assets	2.02%	2.00%
Number of full-service offices	47	47

(1)	The applicable income and expense figures have been annualized in calculating the percentages.

Nonperforming Loans and Foreclosed Real Estate:

A weak national economy and to a lesser extent local housing sector and credit markets contributed towards an increased level of non-performing assets, which peaked at $40.9 million at September 30, 2009. Nonperforming loans (delinquent 90 days or more) and real estate owned in the aggregate represented 2.02%, 1.73% and 2.00% of total assets at September 30, 2011, June 30, 2011 and September 30, 2010, respectively. Such non-performing assets at September 30, 2011 have increased to $36.3 million from $31.2 million at June 30, 2011, and includes $29.1 million of non-accrual loans. Please refer to the loan charts and analysis in the notes to unaudited interim consolidated financial statements that precede this section.

As of September 30, 2011, single-family mortgage loans delinquent 90 days or more include 51 loans aggregating $21.8 million purchased from others and serviced by national service providers with a cost basis ranging from $100,400 to $999,999 and 43 loans aggregating $3.8 million in Parkvale’s retail market area. Of these total 94 loans, 18 have a cost basis of $500,000 or greater. Management believes that the delinquent 1-4 family mortgage loans are adequately collateralized with the exception of 38 loans aggregating $13.8 million, which have the necessary related allowances for losses provided. Loans 180 days or more delinquent are individually evaluated for collateral values in accordance with banking regulations with specific reserves recorded as appropriate.

At September 30, 2011, modifications have been performed on 168 1-4 family mortgage loans totaling $29.5 million. Of the aggregate $29.5 million, 129 modifications totaling $20.4 million relate primarily to extension of maturity dates and extension of interest-only payment periods of thirty-six months or less. Of the aggregate $29.5 million, 39 modifications totaling $9.1 million were determined to be Troubled Debt Restructurings (TDR). The discounted cash flows related to these TDRs were analyzed and the appropriate reserves have been established at September 30, 2011. Of the 129 loan modifications, 113 loans totaling $18.3 million are performing at September 30, 2011. Of the 39 TDRs, 28 loans totaling $6.4 million are performing at September 30, 2011.

Commercial mortgage loans 90 days or more delinquent of $5.2 million at September 30, 2011 include a $3.8 million relationship to a real estate holding company that leases space to an operator of an ice rink that is a controlled entity of the borrower. The commercial relationship is in the process of collection and management believes the facility is adequately collateralized.

Commercial business loans 90 days or more delinquent of $1.5 million at September 30, 2011 include a $768,000 relationship to a coal extraction and reclamation entity. The commercial relationship is in the process of collection and management believes the facility is adequately collateralized.

Parkvale has $36.4 million of loans classified as substandard at September 30, 2011. The substandard loans have exhibited signs of weakness, or have been recently modified or refinanced and are being monitored to assess if new payment terms are followed by the borrowers. These loans have exhibited characteristics that warrant special monitoring. Examples of these concerns include irregular payment histories, questionable collateral values, investment properties having cash flows insufficient to service debt, and other financial inadequacies of the borrower. These loans are regularly monitored with efforts being directed towards resolving the underlying concerns and achieving a performing status classification of such loans.

Foreclosed real estate of $7.2 million at September 30, 2011 consists of $4.5 million of single-family dwellings. At September 30, 2011, foreclosed real estate also includes nine commercial real estate properties with an aggregate value of $2.7 million, including three commercial real estate properties with a net book value of $1.1 million formerly used as automobile dealerships and a former hospital with a net book value of $982,000 that has ceased business operations. Foreclosed real estate properties are recorded at the lower of the carrying amount or fair value of the property less costs to sell, with reserves established when deemed necessary.

Loans are placed on nonaccrual status when, in management’s judgment, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a result, uncollected interest income is not included in earnings for nonaccrual loans. The amount of interest income on nonaccrual loans that had not been recognized in interest income was $2.0 million at September 30, 2011 and $1.3 million at September 30, 2010. Parkvale provides an allowance for the loss of accrued but uncollected interest on mortgage, consumer and commercial business loans that are 90 days or more contractually past due.

Allowance for Loan Losses:

The allowance for loan losses was $18.7 million at September 30, 2011, $18.6 million at June 30, 2011 and $19.6 million at September 30, 2010 or 1.90%, 1.86% and 1.90% of gross loans, respectively. The adequacy of the allowance for loan loss is determined by management through evaluation of the loss probable on individual nonperforming, delinquent and high dollar loans, economic and business trends, growth and composition of the loan portfolio and historical loss experience, as well as other relevant factors.

Parkvale continually monitors the loan portfolio to identify potential portfolio risks and to detect potential credit deterioration in the early stages. Reserves are then established based upon the evaluation of the inherent risks in the loan portfolio. Changes to the levels of reserves are made quarterly based upon perceived changes in risk. When evaluating the risk elements within the loan portfolio, Parkvale has a substantial portion of the loans secured by real estate as noted in the loan footnote. In addition to the $603.6 million of 1-4 family mortgage loans, the majority of the consumer loans represent either second mortgages in the form of term loans and home equity lines of credit or first lien positions on home loans. The Bank does not underwrite subprime loans, negative amortization loans or discounted teaser rates on ARM loans. Included in the 1-4 family mortgage portfolio is $455.4 of amortizing loans and $148.2 million of interest only loans as of September 30, 2011. The initial interest only period for $56.9 million of the aggregate $148.2 million has expired, and the loans are contractually amortizing at September 30, 2011. Originated adjustable 1-4 family mortgage loans are made at competitive market rates in the primary lending areas of the Bank with add-on margins ranging from 250 to 300 basis points to either the constant maturity treasury yields or LIBOR. Adjustable-rate 1-4 family mortgage loans purchased in the secondary market that are serviced by national service providers are prudently underwritten with emphasis placed on loans to value of less than 80% combined with high FICO scores. The purchased loan portfolio is geographically diversified throughout the United States and is generally considered well collateralized. Aside from the states where Parkvale has offices, no other state exceeds 5% of the mortgage loan portfolio. While management believes the allowance is adequate to absorb estimated credit losses in its existing loan portfolio, future adjustments may be necessary in circumstances where economic conditions change and affect the assumptions used in evaluating the adequacy of the allowance for loan losses.

Liquidity and Capital Resources:

Federal funds sold increased $31.4 million or 24.8% from June 30, 2011 to September 30, 2011. Investment securities held to maturity decreased $14.4 million or 2.7% from June 30, 2011 to September 30, 2011, primarily due to the call of certain short-term agency step securities and payments on agency mortgage-backed securities. Interest-earning deposits in other institutions decreased $100,000 or 2.2%. Loans, net of allowance, decreased $19.0 million or 1.9% from June 30, 2011 to September 30, 2011. The decrease in the loan portfolio was primarily due to a $12.3 million or 2.0% decline in 1-4 family residential loans. Deposits increased $3.2 million or 0.2% from June 30, 2011 to September 30, 2011, FHLB advances decreased $10.0 million or 6.6% due to the maturity of a $10 million advance at a cost of 4.45%, escrow for taxes and insurance decreased $3.3 million or 43.8%, term debt decreased $625,000 or 2.9%, other debt increased $1.9 million or 15.2% and other liabilities decreased $567,000 or 10.8%. Parkvale Bank’s FHLB advance available maximum borrowing capacity was $714.2 million at September 30, 2011. If Parkvale were to experience a deposit decrease in excess of the available cash resources and cash equivalents, the FHLB and Federal Reserve could be utilized to fund a rapid decrease in deposits.

TARP Capital Purchase Program: On October 14, 2008, the United States Department of the Treasury (the “Treasury”) announced a voluntary Capital Purchase Program (the “CPP”) under which the Treasury will purchase senior preferred shares from qualifying financial institutions. The plan is part of the $700 billion Emergency Economic Stabilization Act signed into law in October 2008.

On December 23, 2008, pursuant to the CPP established by the Treasury, Parkvale entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement – Standard Terms, with the Treasury (the “Agreement”), pursuant to which Parkvale issued and sold to the Treasury for an aggregate purchase price of $31,762,000 in cash (i) 31,762 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.00 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 376,327 shares of common stock, par value $1.00 per share, of Parkvale (“Common Stock”), at an initial exercise price of $12.66 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).

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

Term Debt: On December 30, 2008, the Corporation entered into a Loan Agreement with PNC Bank, National Association (“PNC”) for a term loan in the amount of $25.0 million (the “Loan”). The Loan pays interest at a rate equal to LIBOR plus three hundred and twenty five basis points, payable quarterly. Principal on the Loan is due and payable in fifteen consecutive quarterly payments of $625,000, commencing on March 31, 2010, with the remaining outstanding balance, which is scheduled to be $15,625,000, due and payable on December 31, 2013 (the “Maturity Date”). The outstanding balance due under the credit facility may be repaid, at any time, in whole or in part at the Corporation’s option. In connection with the Loan, the Corporation executed a Term Note, dated December 30, 2008, to evidence the Loan and a Pledge Agreement, dated December 30, 2008, whereby the Corporation granted PNC a security interest in the outstanding capital stock of Parkvale Savings Bank, the wholly owned subsidiary of the Corporation. The Loan Agreement contains customary and standard provisions regarding representations and warranties of the Corporation, covenants and events of default. If the Corporation has an event of default, the interest rate of the loan may increase by 2% during the period of default. As of September 30, 2011, the Corporation did not meet the terms of one of the financial covenants contained in the Loan Agreement, which is considered an event of default. This is expected to increase the interest rate on the $20.6 million term debt by 2%, which would have the impact of increasing interest expense by $103,000 per quarter.

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

In January 2009, the Corporation entered into interest rate swap contracts to modify the interest rate characteristics of designated debt instruments from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. The Corporation hedged its exposure to the variability of future cash flows for all forecasted transactions for a maximum of three to five years for hedges converting an aggregate of $20.0 million in floating-rate debt to fixed. The fair value of these derivatives, totaling a loss of $588,000 at September 30, 2011, is reported as a contra account in other liabilities and offset in accumulated other comprehensive income for the effective portion of the derivatives. Ineffectiveness of these swaps, if any, is recognized immediately in earnings. The change in value of these derivatives during the quarter ended September 30, 2011 resulted in no adjustment to current earnings, as the swaps were measured as effective.

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

Capital: Of the $56.8 million of gross proceeds from the sale of the Series A Preferred Stock and the Loan from PNC, the Corporation contributed $50 million to the Bank as additional Tier 1 capital at the Bank. As noted above, the PNC Loan is repaid quarterly, with a final principal payment of $15.6 million due on December 31, 2013, and the dividend rate on the Series A Preferred Stock will increase from 5% to 9% per annum after the five-year anniversary date of the issuance of such stock. The Bank may not pay any dividends to the Corporation if such dividends would result in the Bank no longer being well capitalized, unless the Bank receives the prior non-objection of its regulators.

Shareholders’ equity was $125.0 million or 6.95% of total assets at September 30, 2011. During the three months ended September 30, 2011, shareholders’ equity increased by $788,000 due primarily to net income of

$1.4 million offset by declaration of common and preferred stock dividends of $509,000. The Corporation is restricted from repurchasing additional shares of its Common Stock prior to December 23, 2011 unless it either redeems the Series A Preferred Stock or receives the written consent of the Treasury.

The Bank is required to maintain Tier 1 (Core) capital equal to at least 4% of the institution’s adjusted total assets and Total (Supplementary) Risk-Based capital equal to at least 8% of its risk-weighted assets. At September 30, 2011, Parkvale Bank was in compliance with all applicable regulatory requirements, with Tier 1 Core, Tier 1 Risk-Based and Total Risk-Based ratios of 6.70%, 10.43% and 11.51%, respectively. The regulatory capital ratios for Parkvale Bank at September 30, 2011 are calculated as follows:

(Dollars in 000’s)	Tier 1 Core Capital	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Equity capital (1)	$141,633	$141,633	$141,633
Less non-allowable intangible assets	(27,375)	(27,375)	(27,375)
Less non-allowable deferred tax asset	(7,908)	(7,908)	(7,908)
Plus permitted valuation allowances (2)	—	—	12,384
Plus accumulated other comprehensive income	13,189	13,189	13,189

Total regulatory capital	119,539	119,539	131,923
Minimum required capital	71,370	45,831	91,662

Excess regulatory capital	$48,169	$73,708	$40,261

Adjusted total assets (1)	$1,784,252	$1,145,779	$1,145,779
Regulatory capital as a percentage	6.70%	10.43%	11.51%
Minimum capital required as a percentage	4.00%	4.00%	8.00%

Excess regulatory capital as a percentage	2.70%	6.43%	3.51%

Well capitalized requirement	5.00%	6.00%	10.00%

(1)	Represents amounts for the consolidated Bank as reported to the Pennsylvania Department of Banking and FDIC on Form 041 for the quarter ended September 30, 2011.
(2)	Limited to 1.25% of risk adjusted total assets.

Results of Operations – Comparison of Three Months Ended September 30, 2011 and 2010:

For the three months ended September 30, 2011, net income available to common shareholders was $963,000 compared to $1.8 million for the quarter ended September 30, 2010. Net income per common diluted share was $0.17 for the quarter ended September 30, 2011 and $0.33 for the quarter ended September 30, 2010. Excluding the preferred stock dividend, net income was $1.4 million for the three months ended September 30, 2011, compared to $2.2 million for the three months ended September 30, 2010. The decrease in net income for the September 30, 2011 quarter primarily reflects a $1.2 million reduction in gain on sale of assets and a $624,000 decrease in net interest income. These factors were partially offset by a $996,000 decrease in non-cash debt security impairment charges and a $219,000 decrease in non-interest expense. The lower non-interest expense was due primarily to a $365,000 decrease in compensation expense and a $309,000 decrease in FDIC insurance premium expense as a result of the FDIC’s revised deposit insurance rates effective April 1, 2011, offset by $325,000 of costs related to the pending merger with F.N.B. Corporation.

Interest Income:

Parkvale had interest income of $14.8 million during the three months ended September 30, 2011 versus $16.8 million during the comparable period in 2010. The $2.0 million or 11.9% decrease is the result of a $32.4 million or 1.9% decrease in the average balance of interest-earning assets and a 40 basis point decrease in the average yield from 3.95% in the September 30, 2010 quarter to 3.55% in the current quarter. Interest income from loans decreased $1.6 million or 12.5%, resulting from a decrease in the average outstanding loan balances of $47.8 million or 4.7% and a 42 basis point decrease in the average yield from 5.10% in 2010 to 4.68% in 2011. The decrease in the loan portfolio was primarily due to a decline in single-family residential mortgage loans. Investment interest income decreased by $346,000 or 9.4% due to a 48 basis point decrease in the average yield from 2.98% in the September 30, 2010 quarter to 2.50% in the current quarter, offset by an increase of $40.0 million or 8.1% in the average balance. Interest income earned on federal funds sold decreased $16,000 or 13.1% from the 2010 quarter due to a decrease of $24.6 million or 12.8% in the average balance during the September 30, 2011 quarter. The current Federal Reserve target rate is 0.25%. The weighted average yield on all interest-earning assets was 3.63% at September 30, 2011 and 3.89% at September 30, 2010.

Interest Expense:

Interest expense decreased $1.4 million or 17.2% from the 2010 to the 2011 quarter. The decrease was due to a 28 basis point decrease in the average rate paid on deposits and borrowings from 1.86% in 2010 to 1.58% in 2011 and a decrease in the average deposits and borrowings of $47.1 million or 2.7%. At September 30, 2011, the average rate payable on liabilities was 1.17% for deposits, 4.61% for borrowings, 5.19% for term debt and 1.54% for combined deposits, borrowings and debt.

Net Interest Income:

Net interest income was $8.2 million for the quarter ended September 30, 2011 compared to $8.9 million for the quarter ended September 30, 2010. The $624,000 or 7.0% decrease is primarily attributable to a 12 basis point decrease in the average interest rate spread from 2.09% in 2010 to 1.97% in 2011, offset by an increase in net average interest-earning assets of $14.7 million.

Provision for Loan Losses:

The provision for loan losses is an amount added to the allowance against which loan losses are charged. The provision for loan losses for the quarter ended September 2011 increased by $88,000 or 8.5% from the September 2010 quarter based upon an analysis of credit factors related to the Bank’s portfolio and related reserve levels as of September 30, 2011. The level of nonperforming loans increased by $2.0 million or 7.3% at September 30, 2011 compared to September 30, 2010. Aggregate valuation allowances were 1.90%, 1.86% and 1.90% of gross loans at September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

Nonperforming loans and real estate owned aggregated $36.3 million, $31.2 million and $36.5 million at September 30, 2011, June 30, 2011 and September 30, 2010, representing 2.02%, 1.73% and 2.00% of total assets at the respective balance sheet dates. Total loan loss reserves at September 30, 2011 were $18.7 million, compared to $18.6 million at June 30, 2011 and $19.6 million at September 30, 2010. Management considers loan loss reserves sufficient when compared to the value of underlying collateral. See “Nonperforming Loans and Foreclosed Real Estate” and “Allowance for Loan Losses” concerning trends experienced. Collateral is considered and evaluated when establishing the provision for loan losses and the sufficiency of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover the amount of probable loan losses.

Noninterest Income:

Total noninterest income for the three months ended September 30, 2011 decreased by $483,000 due primarily to a $1.2 million decrease in gain on sale of assets partially offset by a $996,000 decrease in non-cash debt security impairment charges. The gain on sale of assets recognized during the September 30, 2010 quarter pertains to the disposition of $49 million of below-investment grade non-agency collateralized mortgage obligations, which were reclassified from held to maturity to available for sale at June 30, 2010 due to existing and projected credit deterioration at June 30, 2010. The September 30, 2010 quarter writedowns were due to the other than temporary impairment of four pooled trust preferred securities resulting primarily from the deterioration of and payment deferral by issuers during the current quarter. Noninterest income included decreases of $53,000 or 3.0% of service charges on deposit accounts, $35,000 or 9.2% of other fees and service charges and $219,000 or 28.4% of other income. Annuity fee and commission income was $263,000 in the 2011 quarter compared to $313,000 in the 2010 quarter.

Noninterest Expense:

Total noninterest expense decreased by $219,000 or 2.7% for the three months ended September 30, 2011 compared to the September 30, 2010 quarter. The lower non-interest expense was due primarily to a $365,000 or 9.3% decrease in compensation expense due to lower costs associated with certain employee benefit plans and a $309,000 or 34.6% decrease in FDIC insurance premium expense as a result of the FDIC’s revised deposit insurance rates effective April 1, 2011, offset by $325,000 of costs related to the pending merger with F.N.B. Corporation. Marketing expense increased by $22,000 or 26.2%. Annualized noninterest expense as a percentage of average assets was 1.73% for the quarter ended September 30, 2011 and 1.74% for the quarter ended September 30, 2010.

Income Tax Expense:

Income tax expense for the three months ended September 30, 2011 was $525,000 compared to $638,000 for the quarter ended September 30, 2010. The $113,000 decrease was due to lower levels of pretax income. The overall effective tax rate was 27.8% and 22.3% for the three months ended September 30, 2011 and 2010, respectively. The effective tax rates for both the September 2011 and 2010 quarters are lower than the federal statutory rate of 35% due to the tax benefits primarily resulting from tax-exempt income on loans, investments and bank owned life insurance.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are presented at June 30, 2011 in Item 7A of Parkvale Financial Corporation’s Form 10-K, filed with the SEC on September 27, 2011.

Item 4.

Controls and Procedures

Disclosure controls and procedures are monitored and supervised by Parkvale’s management, including the CEO and Chief Financial Officer, regarding the effectiveness of the design and operation of Parkvale’s disclosure controls and procedures. Parkvale’s management, including the CEO and Chief Financial Officer, concluded that Parkvale’s disclosure controls and procedures were effective as of September 30, 2011. There have been no changes in Parkvale’s internal controls or in other factors that materially affected, or that are reasonably likely to materially affect, Parkvale’s internal controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Risk factor disclosures are presented at June 30, 2011 in Item 1A of the Corporation’s Form 10-K, filed with the SEC on September 27, 2011. Management believes that there have been no material changes in Parkvale’s risk factors since June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.	Defaults Upon Senior Securities

As of September 30, 2011, the Corporation did not meet the terms of one of the financial covenants contained in the PNC Term Loan Agreement, which is considered an event of default. This is expected to increase the interest rate on the $20.6 million term debt by 2%, which would have the impact of increasing interest expense by $103,000 per quarter.

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

101.1 Interactive data file to be filed by amendment, with the amendment expected to be filed on or before December 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Parkvale Financial Corporation

DATE: November 30, 2011	By:	/s/ Gilbert A. Riazzi
Gilbert A. Riazzi
Vice President and Chief Financial Officer

DATE: November 30, 2011	By:	/s/ Robert J. McCarthy, Jr.
Robert J. McCarthy, Jr.
President and Chief Executive Officer